Form 10QSB
period 1996-01-27
AMERICAN ELECTROMEDICS CORP
filed 1996-03-12
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               Form 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


  For the Quarterly Period Ended         Commission File Number
          January 27, 1996                      0-9922
          ----------------                      ------


                      AMERICAN ELECTROMEDICS CORP.
                      ----------------------------
  (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                              04-2608713
                --------                              ----------
       (State or Other Jurisdiction             (IRS Employer ID No.)
    of Incorporation or Organization)

          13 Columbia Drive, Suite 18, Amherst, New Hampshire 03031
          ---------------------------------------------------------
            (Address and Zip Code of Principal Executive Offices)


        Issuer's telephone number, including area code:   603-880-6300
                                                          ------------

  Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                        ----

    Securities registered pursuant to Section 12 (g) of the Exchange Act:

                  Common Stock, Par Value $.10 per share
                  --------------------------------------
                           (Title of Class)


    Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing
    requirements for the past 90 days.     YES  X   NO
                                               ---     ---

    As of March 11, 1996 there were outstanding 12,218,333 shares of the Issuer's Common Stock, $.10 par value.

                         AMERICAN ELECTROMEDICS CORP.


                                    Index
                                    -----

    PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements.
	                                                          Page
                                                                  ----

    Balance Sheets, January 27, 1996 and July 29, 1995              3


    Statements of Income for the Three and Six Months Ended
      January 27, 1996 and January 28, 1995.  		            4


    Statements of Cash Flows for the Six Months Ended
      January 27, 1996 and January 28, 1995.     		    5


    Notes to Financial Statements                                   6


    Item 2. Management's Discussion and Analysis or Plan 	   7-8
             of Operation.


    PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K. 	                    8


    SIGNATURES                                                      9

                       AMERICAN ELECTROMEDICS CORP.
                             BALANCE SHEETS


                                          January 27, 1996    July 29, 1995
                                          ----------------    -------------
				             (Unaudited)
                  	                              (Thousands)
Assets
Current Assets:
Cash and cash equivalents                   $  255	         $  505
Accounts receivable, net                       540                  431
Inventories                                    521                  267
Prepaid and other current assets               111                   29
                                            ------               ------
   Total current assets                      1,427                1,232

Property and Equipment                         399                  389
Accumulated depreciation                      (351)                (338)
                                            ------               ------
                                                48                   51

Investment in affiliate                        919                   -
Goodwill                                       225                  230
                                            ------               ------
                                            $2,619               $1,513
                                             =====                =====


Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable                            $  388	         $  290
Bank line of credit                            300                   -
Accrued liabilities          	                17                   23
Current portion of long-term debt               66                    4
                                            ------               ------
   Total current liabilities                   771 	            317

Long-term debt                                 128                   -

Stockholders' Equity:
Preferred stock, $.01 par value;
  Authorized-1,000,000 shares;
  Outstanding-none                              -                    -
Common stock, $.10 par value;
   Authorized-20,000,000 shares;
   Outstanding-12,218,333 at
   January 27, 1996 and 11,718,333
   at July 29, 1995                          1,222	          1,172
 Additional paid-in capital                  1,796	          1,546
 Retained deficit                           (1,298)              (1,522)
                                            -------              -------
    Total stockholders' equity               1,720                1,196
                                            -------              -------
                                           $ 2,619  	        $ 1,513
                                            ======               ======


                              See accompanying notes.

                          AMERICAN ELECTROMEDICS CORP.
                             STATEMENTS OF INCOME
                                 (Unaudited)

                           Three Months Ended              Six Months Ended
                         -------------------------   -------------------------
                         January 27,   January 28,   January 27,   January 28,
                            1996          1995          1996         1995
                            ----          ----          ----         ----
                               (Thousands, except per share amounts)

Net sales	           $ 843         $ 559        $ 1,507      $ 1,120
Cost of goods sold	     428           344            819          665
	                   -----         -----         ------      -------
  Gross profit	             415           215            688          455

Selling, general and
  administrative	     256           137            449          290
Research and development      48             7            108           14
                           -----         -----        -------      -------
  Total operating expenses   304           144            557          304

Operating income	     111            71            131          151

Other income (expenses):
  Equity in net income
    of affiliate             100            -             100           -
  Interest, net	              (1)           -               3           -
  Other 	              -            (3)             -            (6)
                           -----        -----           -----        -----

Income before provision
  for income taxes           210           68             234          145

Provision for income taxes     8           10              10           10
                           -----        -----           -----        -----
Net income	           $ 202         $ 58           $ 224        $ 135
	                   =====        =====           =====        =====

Weighted average
number of common
and common equivalent
shares outstanding    12,275,296    9,193,333      12,235,471    9,193,333
                      ==========    =========      ==========    =========

Earnings per common
and common equivalent
share                      $.02          $.01            $.02         $.01
                      =========     =========      ==========    =========

                            See accompanying notes.

                          AMERICAN ELECTROMEDICS CORP.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Six Months Ended
                                             -----------------------------
                                             January 27,        January 28,
                                                1996                1995
                                                ----                ----
                                                      (Thousands)

Operating activities:
Net Income	                               $ 224               $ 135
Adjustments to reconcile net
 income to net cash used in
 operating activities:
   Depreciation and amortization	          18                  17
   Equity in net income of affiliate            (100)                 -
   Provision for doubtful accounts                -                   (3)
Changes in operating assets and liabilities:
  Accounts receivable                           (109)               (154)
  Inventories, prepaid and other current
    assets                                      (336)               (119)
Accounts payable and accrued liabilities          92                  70
                                               -----         	   -----
Net cash used in operating activities           (211)                (54)

Investing activities:
Investment in affiliate                         (519)                 -
Purchase of property and equipment, net          (10)                 -
                                               -----               -----
Net cash used in investing activities           (529)                 -

Financing activities:
Proceeds from term loan and bank line
  of credit                                      500                  -
Principal payments on notes payable              (10)                 (4)
                                               -----               -----
Net cash provided by (used in)
  financing activities                           490                  (4)

                                               -----               -----
Decrease in cash and cash equivalents           (250)                (58)
Cash and cash equivalents, beginning
  of period                                      505                 265
                                               -----               -----
Cash and cash equivalents, end of period       $ 255               $ 207
                                               =====               =====

                           See accompanying notes.

                        AMERICAN ELECTROMEDICS CORP.
                       NOTES TO FINANCIAL STATEMENTS
                             JANUARY 27, 1996
                                (Unaudited)


    1.   BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements of American Electromedics Corp. (the"Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 27, 1996 are not necessarily indicative of the results that may be expected for the year ended July 27,1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant's annual report on Form 10-KSB for the year ended July 29, 1995.

    2.   INVESTMENT IN AFFILIATE
         -----------------------

         In January 1996, the Company invested $500,000 of cash and issued 500,000 shares of its common stock, $.10 par value, for a fifty percent interest in Rosch GmbH Medizintechnik ("Rosch GmbH"). Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including American Electromedics products, to primary care physicians throughout Europe.
    In January 1996, Rosch GmbH sold its exclusive distributorship rights for a manufacturer's ear, nose, and throat ("ENT") line of products in order to concentrate on the Company's products as well as other healthcare products. At January 27, 1996 the investment in Rosch GmbH exceeded the Company's share of the underlying equity in net assets by approximately $550,000 and is being amortized over forty years.

          Financial information for Rosch GmbH for the one month ended January 27, 1996 is as follows: sales - $243,000; gross profit - $74,000; net income - $349,000, which includes $335,000 from the sale of the ENT distributorship rights discussed above.

    3.   DEBT
         ----

         In December 1995, the Company entered into a term loan agreement with a bank. The loan is payable in equal monthly installments through December 1998. Interest is based on the Wall Street Journal Prime Rate plus .5%. There remains outstanding, under this loan, $194,000 as of January 27, 1996.

         The Company also has a revolving line of credit from the same bank in the amount of $300,000. Interest is payable monthly and is based on the Wall Street Journal Prime Rate plus .5%. As of January 27, 1996 there was $300,000 outstanding under this revolving line of credit.

         Borrowings under these loans are collateralized by essentially all of the assets of the Company.

                        AMERICAN ELECTROMEDICS CORP.


    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    RESULTS OF OPERATIONS
    ---------------------

    Net sales for the three and six month periods ended January 27,1996 were $843,000 and $1,507,000, respectively, compared to $559,000 and $1,120,000 for the three and six month periods ended January 28, 1995, respectively. The increase in sales is primarily a result of shipments of the new Race Car Tympanometer(, introduced in the second quarter, along with continued market acceptance of our other product lines. Additionally, net sales benefited from increased market penetration by our new 50%-owned German medical products distribution affiliate, Rosch GmbH Medizintechnik. The Company made this strategic investment in January 1996.

    Cost of sales for the three and six months ended January 27, 1996 were 50.8% and 54.3% of net sales compared to 61.5% and 59.4% of net sales during the same periods in the prior year. The decrease in cost as a percentage of sales can be attributed to the product mix.

    Selling, general and administrative expenses for the three and six month periods ended January 27, 1996 were $256,000 and $449,000, respectively, compared to $137,000 and $290,000, respectively, for the comparable prior year periods. The increase reflects increased sales and promotional activity and corporate development expense.

    Research and development expense was $48,000 and $108,000 for the three and six month periods ended January 27, 1996, respectively, compared to $7,000 and $14,000, respectively, for the same periods last year.
    The increase in research and development expenditures is the result of work performed in preparation for the release of the Company's new Race Car Tympanometer along with other products under development.

    Net income for the three and six month periods ended January 27, 1996 was $202,000, or $.02 per share, and $224,000, or $.02 per share, respectively, compared to $58,000, or $.01 per share, and $135,000, or $.01 per share, respectively, for the same periods last year.
    The increase in net income is the result of a combination of higher sales and an increase in gross profit margins.


    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    Working capital of the Company at January 27, 1996 was $656,000 compared to $915,000 at fiscal year ended July 29, 1995. The decrease was primarily the result of the strategic investment in our new German affiliate offset by proceeds from a term loan and bank line of credit and the results of operations.

                          AMERICAN ELECTROMEDICS CORP.


    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (Continued)

    Currently, the Company expects that available cash will be sufficient to meet its normal operating requirements, including research and development expenditures, over the near term.

    The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business.
    In this connection, the Company is seeking to enhance its banking facility and also sell its capital stock. There is no assurance that management will find suitable acquisition candidates or effect the necessary financial arrangements.



    PART II - OTHER INFORMATION

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    Filed Form 8-K, for Item 5, dated January 11, 1996, reporting the Company's investment in Rosch GmbH Medizintechnik, a marketing and distribution company.

    Exhibits
      27.     Financial Data Schedule

                                  SIGNATURES
                                  ----------

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	                 AMERICAN ELECTROMEDICS CORP.
                         ----------------------------




        /s/   Noel A. Wren		        Dated:  March 11, 1996
        ------------------
	Noel A. Wren
        President and Chief Executive Officer



        /s/  Michael T. Pieniazek               Dated:  March 11, 1996
        -------------------------
        Michael T. Pieniazek
        Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit           Description
    -------           -----------

      27              Financial Data Schedule