Form 10QSB
period 1996-04-27
AMERICAN ELECTROMEDICS CORP
filed 1996-06-11
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C. 20549

                                        FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended                  Commission File Number
               APRIL 27, 1996                                 0-9922
               --------------                                 ------


                               AMERICAN ELECTROMEDICS CORP.
                               ----------------------------
             (Exact Name of Small Business Issuer as Specified in its Charter)

                    DELAWARE                                 04-2608713
                    --------                                 ----------
     (State or Other Jurisdiction of Incorporation      (IRS Employer ID No.)
                or Organization)

                 13 COLUMBIA DRIVE, SUITE 18, AMHERST, NEW HAMPSHIRE 03031
                 ---------------------------------------------------------
                   (Address and Zip Code of Principal Executive Offices)


               Issuer's telephone number, including area code: 603-880-6300
                                                               ------------

      Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
                                                                          -----

          Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.10 PER SHARE
                          --------------------------------------
                                     (Title of Class)


     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for
     the past 90 days.   YES  X    NO
                             ---       ---

     As of June 10, 1996 there were outstanding 12,273,333 shares of the Issuer's Common Stock, $.10 par value.

                               AMERICAN ELECTROMEDICS CORP.



                                           INDEX
                                           -----

     PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.
                                                                   PAGE
                                                                   ----
        Balance Sheets, April 27, 1996 and July 29, 1995             3


        Statements of Income for the Three and Nine Months Ended
           April 27, 1996 and April 29, 1995.                        4


        Statements of Cash Flows for the Nine Months Ended
           April 27, 1996 and April 29, 1995.                        5


        Notes to Financial Statements                                6


     Item 2. Management's Discussion and Analysis or Plan
               of Operation.                                         7-8


     PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.                       8


     SIGNATURES                                                      9

                               AMERICAN ELECTROMEDICS CORP.
                                      BALANCE SHEETS


                                                  APRIL 27, 1996   JULY 29, 1995
                                                  --------------   -------------
                                                    (Unaudited)
                                                             (Thousands)
     ASSETS
     Current Assets:
     Cash and cash equivalents                        $  215           $  505
     Accounts receivable, net                            735              431
     Inventories                                         454              267
     Prepaid and other current assets                    138               29
                                                      ------           ------
        Total current assets                           1,542            1,232

     Property and Equipment                              403              389
     Accumulated depreciation                           (358)            (338)
                                                      -------          ------
                                                          45               51

     Investment in affiliate                             912               -
     Goodwill                                            224              230
                                                      ------           ------
                                                      $2,723           $1,513
                                                      ======           ======


     LIABILITIES & STOCKHOLDERS' EQUITY
     Current Liabilities:
     Accounts payable                                 $  294           $  290
     Bank line of credit                                 300                -
     Accrued liabilities                                  20               23
     Current portion of long-term debt                    66                4
                                                      ------           ------
        Total current liabilities                        680              317

     Long-term debt                                      112                -

     Stockholders' Equity:
     Preferred stock, $.01 par value; Authorized-
       1,000,000 shares; Outstanding-none                  -                -
     Common stock, $.10 par value; Authorized-
       20,000,000 shares; Outstanding-12,273,333
       at April 27, 1996 and 11,718,333
       at July 29, 1995                                1,227            1,172
      Additional paid-in capital                       1,801            1,546
      Retained deficit                                (1,097)          (1,522)
                                                      ------           ------
         Total stockholders' equity                    1,931            1,196
                                                      ------           ------
                                                      $2,723           $1,513
                                                      ======           ======

                                  See accompanying notes.

                               AMERICAN ELECTROMEDICS CORP.
                                   STATEMENTS OF INCOME
                                        (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                      -------------------   -------------------
                                      April 27,  April 29,  April 27,  April 29,
                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
                                        (Thousands, except per share amounts)

     Net sales                        $ 1,066     $  590     $ 2,573     $1,710
     Cost of goods sold                   519        322       1,338        986
                                      -------     ------     -------     ------
       Gross profit                       547        268       1,235        724

     Selling, general and administrative  264        210         713        501
     Research and development              50         32         158         46
                                      -------     ------     -------     ------

       Total operating expenses           314        242         871        547

     Operating income                     233         26         364        177

     Other income (expenses):
       Equity in net income of affiliate   (7)         -          93          -
       Interest, net                      (10)         -          (7)        (1)
       Other                                -         (2)          -         (8)
                                      -------     ------     -------     ------


     Income before provision for income
        taxes                             216         24         450        168

     Provision for income taxes            15          2          25         12
                                      -------     ------     -------     ------

     Net income                       $   201     $   22     $   425     $  156
                                      =======     ======     =======     ======
     Weighted average number of
     common and common equivalent
     shares outstanding            12,603,939  9,505,000  12,358,293  9,297,000
                                   ==========  =========  ==========  =========
     Earnings per common
     and common equivalent share      $.02        $.00       $.03        $.02
                                   ==========  =========  ==========  =========


                                  See accompanying notes.

                               AMERICAN ELECTROMEDICS CORP.
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                           Nine Months Ended
                                                        -----------------------
                                                        April 27,      April 29,
                                                          1996           1995
                                                        ---------      ---------
                                                               (Thousands)

     OPERATING ACTIVITIES:
     Net Income                                           $ 425          $ 156
     Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                        26             25
        Equity in net income of affiliate                   (93)             -
        Provision for doubtful accounts                       -              5
     Changes in operating assets and liabilities:
       Accounts receivable                                 (304)          (166)
       Inventories, prepaid and other current assets       (296)          (155)
       Accounts payable and accrued liabilities               1            138
                                                        -------       --------
         Net cash provided by (used in) operating
          activities                                       (241)             3

     INVESTING ACTIVITIES:
     Investment in affiliate                               (519)             -
     Purchase of property and equipment, net                (14)           (10)
                                                        -------       --------
         Net cash used in investing activities             (533)           (10)

     FINANCING ACTIVITIES:
     Proceeds from term loan and bank line of credit        500              -
     Principal payments on notes payable                    (26)            (5)
     Proceeds from exercise of stock options                 10             68
                                                        -------       --------
         Net cash provided by financing activities          484             63
                                                        -------       --------
     Increase (decrease) in cash and cash equivalents      (290)            56
     Cash and cash equivalents, beginning of period         505            265
                                                        -------       --------
     Cash and cash equivalents, end of period             $ 215          $ 321
                                                        =======       ========

                                  See accompanying notes.

                               AMERICAN ELECTROMEDICS CORP.
                               NOTES TO FINANCIAL STATEMENTS
                                      APRIL 27, 1996
                                        (Unaudited)


     1.  BASIS OF PRESENTATION
         ---------------------

        The accompanying unaudited financial statements of American Electromedics Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 27, 1996 are not necessarily indicative of the results that may be expected for the year ended July 27, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant's annual report on Form 10-KSB for the year ended July 29, 1995.

     2.  INVESTMENT IN AFFILIATE
         -----------------------

        In January 1996, the Company invested $500,000 of cash and issued 500,000 shares of its common stock, $.10 par value, for a fifty percent interest in Rosch GmbH Medizintechnik ("Rosch GmbH"). Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including American Electromedics products, to primary care physicians throughout Europe. In January 1996, Rosch GmbH sold its exclusive distributorship rights for a manufacturer's ear, nose, and throat ("ENT") line of products in order to concentrate on the Company's products as well as other healthcare products. At April 27, 1996 the investment in Rosch GmbH exceeded the Company's share of the underlying equity in net assets by approximately $550,000 and is being amortized over forty years.

        Financial information for Rosch GmbH for the three-month period ended April 27, 1996 is as follows: sales - $723,000; gross profit - $229,000; net loss - $14,000. For the four-month period ended April 27, 1996, Rosch GmbH results of operations were as follows: sales - $966,000; gross profit
     - $303,000; and net income - $186,000, which includes $335,000 from the sale of the ENT distributorship rights discussed above.

     3.  DEBT
         ----

        In December 1995, the Company entered into a term loan agreement with a bank. The loan is payable in equal monthly installments through December 1998. Interest is based on the Wall Street Journal Prime Rate plus .5%. There remains outstanding, under this loan, $178,000 as of April 27, 1996.

        The Company also has a revolving line of credit from the same bank in the amount of $300,000. Interest is payable monthly and is based on the Wall Street Journal Prime Rate plus .5%. As of April 27, 1996 there was $300,000 outstanding under this revolving line of credit.

        Borrowings under these loans are collateralized by essentially all of the assets of the Company.

                               AMERICAN ELECTROMEDICS CORP.


     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS
     ---------------------

     Net sales for the three and nine month periods ended April 27, 1996 were $1,066,000 and $2,573,000, respectively, compared to $590,000 and
     $1,710,000 for the three and nine month periods ended April 29, 1995, respectively. The increase in sales is primarily a result of shipments of the new Race Car Tympanometer(R) which was introduced in the second quarter. Additionally, sales increased as a result of continued market penetration of the Company's other product lines, including the Pilot(R) Audiometer, introduced in 1995. The Company is also selling its products throughout the European Community using its new 50%-owned German medical products distribution affiliate, Rosch GmbH Medizintechnik. The Company made this strategic investment in January 1996.

     Cost of sales for the three and nine months ended April 27, 1996 were 48.7% and 52.0% of net sales compared to 54.6% and 57.7% of net sales during the same periods in the prior year. The decrease in cost as a percentage of sales can be attributed to the product mix.

     Selling, general and administrative expenses for the three and nine month periods ended April 27, 1996 were $264,000 and $713,000, respectively, compared to $210,000 and $501,000, respectively, for the comparable prior year periods. The increase reflects increased sales and promotional activity and corporate development expense.

     Research and development expense was $50,000 and $158,000 for the three and nine month periods ended April 27, 1996, respectively, compared to $32,000 and $46,000, respectively, for the same periods last year. The increase in research and development expenditures is the result of work performed in preparation for the release of the Company's new Race Car Tympanometer along with other products under development.

     Net income for the three and nine month periods ended April 27, 1996 was $201,000, or $.02 per share, and $425,000, or $.03 per share, respectively, compared to $22,000, or $.00 per share, and $156,000, or $.02 per share, respectively, for the same periods last year. The increase in net income is the result of a combination of higher sales and an increase in gross profit margins.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Working capital of the Company at April 27, 1996 was $862,000 compared to $915,000 at fiscal year ended July 29, 1995. The decrease was primarily the result of the strategic investment in our new German affiliate offset by proceeds from a term loan and bank line of credit and the results of operations.

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



     PART II - OTHER INFORMATION

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarterly period ended April 27, 1996.

     Exhibits -

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


                               AMERICAN ELECTROMEDICS CORP.
                               ----------------------------




     /s/   Noel A. Wren                                Dated:  June 10, 1996
     ------------------
     Noel A. Wren
     President and Chief Executive Officer



     /s/  Michael T. Pieniazek                         Dated:  June 10, 1996
     -------------------------
     Michael T. Pieniazek
     Chief Financial Officer

                                    EXHIBIT INDEX
                                    -------------

             Exhibit      Description
             -------      -----------

               27         Financial Data Schedule