Form 10KSB
period 1996-07-29
AMERICAN ELECTROMEDICS CORP
filed 1996-10-24
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended           July 27, 1996
                               --------------------------------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                          to
                                    --------------------        ----------------

     Commission file number             0-9922
                            ----------------------------------------------------


                             AMERICAN ELECTROMEDICS CORP.
                 ---------------------------------------------------
                    (Name of Small Business Issuer in Its Charter)


            Delaware                                           04-2608713
     -------------------------                         -------------------------
     (State of Incorporation                                (I.R.S. Employer
          or Organization)                                  Identification No.)

     13 Columbia Drive, Suite 18, Amherst, New Hampshire                03031
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

                                    (603) 880-6300
     ---------------------------------------------------------------------------
                   (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                             COMMON STOCK, $.10 PAR VALUE
     ---------------------------------------------------------------------------
                                    Title of Class

     Check whether the issuer:  (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past
     90 days.   [X] YES   [ ] NO

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     As of October 22, 1996, there were 12,291,333 shares of Common Stock outstanding and the aggregate market value of such Common Stock (based upon the closing bid price on such date) of the Registrant held by non-affiliates was approximately $6,060,000.

     Revenues for the fiscal year ended July 27, 1996 totaled $3,337,000.

     Documents incorporated by reference:  None.

     ITEM 1.   DESCRIPTION OF BUSINESS
               -----------------------

     THE COMPANY
     -----------

               American Electromedics Corp. (the "Company") is principally engaged in the manufacture and sale of medical testing equipment. A major part of the business is currently based on the manufacture and sale of Tympanometers(R). The name Tympanometer(R) is a registered trademark of the Company. The Tympanometer(R), an automatic impedance audiometer, is a medical diagnostic instrument which, by applying a combination of air pressure and sound to the ear drum, identifies diseases and disorders of the middle ear which are not revealed by standard hearing tests. The Company also manufactures and sells audiometers which use sound at descending decibel levels to screen for hearing loss.

               In August 1994, the Company completed the design process and began production of the Pilot(TM) Audiometer. In September 1995, the Company presented its newest product, the Race Car(TM) Tympanometer, which is directed for use in screening pre-school children for hearing disorders.

               In the Fall of 1995 the Company decided to increase its presence in the European market. Efforts were made to identify opportunities which would result in greater market penetration for its current product line as well as increased exposure to potential manufacturing partners or joint ventures.

               In January 1996, the Company purchased a fifty (50%) percent interest in Rosch GmbH Medizintechnik, a German corporation ("Rosch GmbH"). Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including the Company's products, to primary care physicians in Europe. This relationship resulted in a 50% increase in exports to Europe and an overall 37% increase in fiscal 1996 revenues.

     TYMPANOMETRY
     ------------

               The impedance audiometer is used to perform a series of diagnostic tests of the hearing process. The instrument tests the response of the middle ear muscle to sound stimulus, the functioning of the nerve endings which transmit the hearing message to the brain, and the functioning of the middle ear to determine the presence of any disease.
     The test of the middle ear to detect disease is called "tympanometry." Tympanometry detects middle ear diseases regardless of whether such diseases result in a hearing loss. Certain types of middle ear diseases may not initially cause hearing loss and, consequently, cannot be discovered or diagnosed in their early stages by standard hearing tests.
     By the time those diseases cause discernible hearing loss, the damage to the ear may be extensive and often irreparable. Early detection through the use of tympanometry permits treatment which, in many cases, can reverse or ameliorate the effects of the disease.

     TYMPANOMETER(R)
     ------------

               The Company recognized that tympanometry had applications beyond the use of the ear specialists and could be used in the recognition and diagnosis of ear disorders by other practitioners if an instrument was developed which was fully automated and produced results which were easily interpreted. Consequently, in 1977, the Company introduced a Company-designed impedance audiometer called the Tympanometer(R). The Tympanometer(R) has a rubber tipped probe which is placed against the ear canal for a three second procedure that applies sound and air pressure to the ear drum and produces a graphic (hard copy) representation of the middle ear function. Family practitioners, pediatricians and allergists confront, on a daily basis, problems affecting the middle ear. The principal method of determining the nature of the middle ear problem is through a visual impression obtained with the assistance of a hand-held instrument that is placed in the patient's ear. The graphic result provided by the Tympanometer(R) eliminates the uncertainties which may result from visual examination. The person administering the Tympanometer(R) test, who may be a physician, school nurse or other health care professional, can determine from the graph whether the ear condition is caused by an infection, a perforation of the ear drum, a retraction of the ear drum or other pathological condition, and can treat the condition or refer the patient to the appropriate specialist.

          The Company manufactures and sells four different models of Tympanometers(R).

     PILOT(R) AUDIOMETER
     -------------------

               In August 1994, the Company completed the design process and began production of an audiometer which facilitates the testing for hearing loss in very young children. The Pilot(TM) Audiometer performs "select picture" and puretone audiometry and is particularly useful in screening young children for hearing loss because it is as simple as identifying pictures. A test board with twelve easily identifiable pictures is displayed within reach of the child, who is outfitted with a headset connected to an audiometer. The child is then asked, through the headset, to identify ten pictures presented at eight descending decibel levels. Select picture audiometry is a technique developed by the Mayo Clinic in the 1960s and has been used by audiologists for decades. Using new digital voice chip technology, the Company has automated the procedure so that it can be used simply and efficiently in a primary care or screening environment. Since its introduction, the Pilot(TM) Audiometer has continued to receive favorable response from the market. Sales increased in fiscal 1996 as a result of continued market penetration.

     RACE CAR TYMPANOMETER(R)
     ---------------------

               In fiscal 1996, the Company introduced the Race Car Tympanometer(R) to the marketplace. The Race Car Tympanometer(R) is designed to test for middle ear disease in young children using up-dated graphics for visual distraction of the child during testing.

     QUIK TYMP(TM) TYMPANOMETER
     --------------------------

               In September 1996, the Company presented the new Quik Tymp(TM) Tympanometer line at the Health Industry Distributors Association (HIDA) Meeting. The Quik Tymp(TM) Tympanometer tests for middle ear disease in children and adults. This easy to use unit features the Company's "Little Car" visual distraction for testing children and the traditional graph display for adults. The Quik Tymp(TM) can include the option of a built-in pure tone audiometer. Marketing is to commence in the second quarter of fiscal 1997.

     MARKETING
     ---------

               The market for the Company's products includes physicians, particularly those in medical specialties such as pediatrics, allergy medicine, family practice, otolaryngology and otology (the latter two specialties deal with diseases of the ear).

               The Company's products are marketed mainly through independent regional dealers both domestically and internationally who sell principally hearing related health care products. These dealers are retained on a non-exclusive, best efforts basis. The Company also distributes its products throughout Europe using its new 50%-owned affiliate Rosch GmbH. For fiscal 1996, Rosch GmbH accounted for 41% of the Company's total sales, having accounted for 15% and 21% of the total sales for the prior two fiscal years.

               The Company participates in exhibitions at major medical, educational and public health conventions. It also advertises its products domestically and internationally in journals for pediatricians, allergists, otolaryngologists, otologists and family practitioners and also for schools, public health clinics and HMOs.

     PRODUCT WARRANTY
     ----------------

               All Company products are sold with a one year warranty against defects in parts and workmanship. The Company repairs, at no charge, defects covered by the warranty if the instrument is returned to the Company's factory in Amherst, New Hampshire or to an authorized factory service station. If the repair is performed at the customer's office, there is no charge for warranty work. The Company believes that it has no warranty problem with its products.

     MATERIALS
     ---------

          The principal materials purchased by the Company in the manufacture of Tympanometers are electronic components, pumps and metal stamped parts.
     All of these materials are readily available from a number of sources in the quantities required. The graph paper and accessories sold for use with the Company's instruments are purchased by the Company from suppliers and resold to the Company's customers.

     BACKLOG
     -------

          The Company's total backlog as of July 27, 1996 was $270,000 as compared to total backlog as of July 29, 1995 of $323,000

     PRODUCT DEVELOPMENT
     -------------------

          The Company is continually engaged in product development. As mentioned, the Quik Tymp(TM) Tympanometer was introduced in fiscal 1997. The Company is currently exploring new product opportunities both in audiometrics and also in other lines. In fiscal 1996, the Company expended $215,000 for research and development. It expects to continue to incur research and development costs in fiscal 1997 dependent upon the success of the development activities and available funds.

     GOVERNMENT REGULATION
     ---------------------

          Amendments enacted in 1976 to the Federal Food, Drug, and Cosmetic Act, and regulations issued or proposed thereunder, provide for regulation by the Food and Drug Administration ("FDA") of the marketing, manufacture, labeling, packaging and distribution of medical devices, including the Company's products. Among those regulations are requirements that medical device manufacturers register with the FDA, list devices manufactured by them and file various reports. The Company believes it is in substantial compliance with applicable regulations. Certain requirements must be met prior to the initial marketing of medical devices. These range from a minimum obligation to wait 90 days after notification to the FDA before introduction of medical devices substantially similar to devices already on the market to a maximum obligation to comply with the potentially expensive and time consuming process of testing necessary to obtain FDA clearance prior to the commercial marketing of new medical devices. The Company has not experienced any significant difficulty or expense in complying with the requirements imposed on it by the FDA or other government agencies. In addition, the Company believes that the manufacturing and quality control procedures it employs conform to requirements of the FDA's "Good Manufacturing Practice for Medical Devices" regulation and does not anticipate having to make any material expenditures as a result of these requirements.

          The Company believes that any future products it may introduce will be substantially similar to medical devices already in the marketplace. Therefore, these products would require no more than 90 days prior notice to the FDA.

          The various environmental laws are not material to the Company's business.


     COMPETITION
     -----------

          There has been some recent consolidation among the Company s major competitors, which has resulted in some price erosion. The major competitive factors are price, utilization of latest technology and ease of use. In fiscal year 1996, the Company completed the redesign of its Tympanometer(R) line to take advantage of more cost effective technology and to address customer needs.

     PATENTS
     -------

          The Company does not hold any patents. It has registered trademarks and copyrights for names which it believes are important to its business.

     EMPLOYEES
     ---------

          At July 27, 1996, the Company had 13 employees, of which 4 were management or administrative personnel, 4 were engaged in sales activities, and 5 were engaged in manufacturing and service related activities. In addition, when necessary, the Company uses independent engineering consultants for design support and new product development.

          None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.


     ITEM 2. PROPERTIES
             ----------

          All of the Company's operations are located in Amherst, New Hampshire in facilities containing 4,000 square feet leased to the Company for a term which expires in March 1997, at an annual net rental of $13,500. The Company believes that these facilities are adequate for its current business needs.


     ITEM 3. LEGAL PROCEEDINGS
             -----------------

          There are no pending material legal proceedings.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
             ----------------------------------
             SECURITY HOLDERS
             ----------------

          None.

                                       PART II

     ITEM 5. MARKET FOR COMMON EQUITY
             ------------------------
             AND RELATED STOCKHOLDER MATTERS
             -------------------------------

     PRINCIPAL MARKET AND SALES PRICES FOR COMPANY'S COMMON STOCK
     ------------------------------------------------------------

          The Common Stock of the Company is traded in the over-the-counter market on the Electronic Bulletin Board under the symbol AECO. The following table sets forth for the indicated periods the high and low bid prices of the Common Stock for the two fiscal years ended July 27, 1996.



       FISCAL PERIOD             FISCAL YEAR ENDED     FISCAL YEAR ENDED
        -------------            -----------------     -----------------
                                  HIGH       LOW         HIGH      LOW
                                  ----       ---         ----      ---
       First Quarter            $  3/4     $17/32      $ 5/16    $ 3/16
       Second Quarter            13/16      15/32         1/4       1/8
       Third Quarter             11/16      17/32       11/32       1/8
       Fourth Quarter          1-13/16      27/32       11/16      5/32


          At the annual meeting of stockholders held on October 8, 1996, the stockholders authorized the Board of Directors to effect a reverse stock split (any one falling within a range between and including a one-for-one and one-half and a one-for-five) of the outstanding Common Stock and also authorized an increase in the number of authorized shares of Common Stock to 30,000,000 in the event the Board of Directors cannot or determines that it will not effect a reverse stock split. Should the Board of Directors determine to effect a reverse stock split, the market prices for the Common Stock would be adjusted.

     APPROXIMATE NUMBER OF HOLDERS OF COMPANY'S COMMON STOCK
     -------------------------------------------------------

          As of October 22, 1996, there were approximately 110 stockholders of record of the Company's Common Stock. The Company believes that a substantial amount of shares are held in nominee name for beneficial owners.

     DIVIDENDS
     ---------

          The Company has never paid any cash dividends on its Common Stock and its Board of Directors has no present intention of declaring any cash dividends in the foreseeable future.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             ---------------------------------------------------------

     RESULTS OF OPERATIONS

          Net sales were $3,337,000 for the fiscal year ended July 27, 1996 ("Fiscal 1996") compared to $2,443,000 during fiscal year ended July 29, 1995 ("Fiscal 1995"). The $894,000 increase in sales is a result of the Company's aggressive marketing efforts for its new Race Car Tympanometer(R) along with the continued market penetration of the Company's other product lines, including the Pilot(R) Audiometer introduced in 1995. The Company is also selling its products throughout the European Community using its new 50%-owned German medical products distribution affiliate, Rosch GmbH. This strategic investment was made in January 1996.

          Net income for Fiscal 1996 was $442,000, or $.04 per share, compared to $172,000, or $.02 per share, for Fiscal 1995. The overall increase in profits in Fiscal 1996 was primarily the result of a 37% increase in net sales along with a more favorable sales mix due to the introduction of the Race Car Tympanometer(R).

          Cost of sales, as a percentage of net sales, for Fiscal 1996 was 49.5% versus 56.1% for Fiscal 1995. The decrease in cost as a percentage of sales can be attributed to favorable product mix.

          Selling, general and administrative (SG&A) expenses along with research and development (R&D) expense increased. The Company attributes the increase in SG&A expenses to increased sales and promotional activity and corporate development expense during Fiscal 1996. The Company increased R&D expenditures in Fiscal 1996 to $215,000 compared to $182,000 in Fiscal 1995 in preparation for the release of its new Quik Tymp(TM) Tympanometer along with other products under development.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

          Working capital of the Company at July 27, 1996 was $906,000, compared to $915,000 at July 29, 1995. The decrease of $9,000 during 1996 was due primarily to the Company's investment in the Rosch GmbH and offset by proceeds from the term loan and line of credit.

          The Company has a revolving bank line of credit in the amount of $300,000 with interest payable monthly at Wall Street Journal Prime Rate plus .5%. Borrowings are collateralized by essentially all the assets of the Company. As of July 27, 1996, there was $300,000 outstanding under the revolving line of credit. In October 1996, this bank facility was amended to increase the line of credit to $400,000 and to provide a $500,000 term loan upon the Company raising an additional $700,000 in equity and/or subordinated debentures.

          During Fiscal 1996, the Company invested its working capital in further enhancement and redesign of its Tympanometer line, in the introduction and marketing of its new products and in its sales, marketing and service programs.

          Currently, the Company has sufficient working capital from cash and profits to fund its present operations. The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business. In this connection, the Company is seeking to raise additional capital through the issuance of convertible debt and sale of capital stock in a private placement. There is no assurance that management will find suitable acquisition candidates or effect the necessary financial arrangements, or that a private placement would not be dilutive to existing stockholders.

     SELECTED FINANCIAL DATA
     -----------------------


     ------------------------------------------------------------------------
     SUMMARY OF OPERATIONS       7/27/96      7/29/95      7/30/94   7/31/93
     ---------------------       -------      -------      -------   -------
     Net sales                   $3,337       $2,443       $1,965     $2,358

     Income (loss) before
       provision for taxes &
       extraordinary items          467          184           61        203

     Net income (loss)              442          172           57        399

     Net income (loss) per share    .04          .02          .01        .05

     Weighted average
        common & equivalent
        shares               12,469,273   11,192,419    9,168,333  7,973,258
     -------------------------------------------------------------------------

     ------------------------------------------
     SUMMARY OF OPERATIONS              8/01/92
     ---------------------------        -------
     Net sales                          $1,635

     Income (loss) before
        provision for taxes &
        extraordinary item                (421)

     Net income (loss)                    (421)

     Net income (loss) per share          (.06)

     Weighted average
        common & equivalent
        shares                          7,464,261
    ---------------------------------------------



    --------------------------------------------------------------------------
     Financial Position          7/27/96   7/29/95  7/30/94   7/31/93 8/01/92
     ------------------          -------   -------  -------   ------- -------
     Total assets                $2,771    $1,513      $899   $1,023   $981

     Working capital                906       915       485      402    (47)

     Long-term debt                  94         0         4        0    111

     Stockholders' equity         1,948     1,196       771      704    179
     ------------------------------------------------------------------------

     Note:  In thousands, except for share and per share amounts.

     ITEM 7. FINANCIAL STATEMENTS
             --------------------

                            INDEX TO FINANCIAL STATEMENTS
                            -----------------------------

                                                                            Page

     Reports of Independent Auditors . . . . . . . . . . . . . . . . . . . . 10


     Balance Sheets, July 27, 1996 and July 29, 1995 . . . . . . . . . . . . 12


     Statements of Income for the Years Ended
       July 27, 1996, July 29, 1995 and July 30, 1994. . . . . . . . . . . . 13


     Statements of Changes in Stockholders  Equity
       for the Years Ended July 27, 1996, July 29, 1995
       and July 30, 1994.  . . . . . . . . . . . . . . . . . . . . . . . . . 14


     Statements of Cash Flows for the Years Ended
       July 27, 1996, July 29, 1995 and July 30, 1994. . . . . . . . . . . . 15


     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 16

                          [LETTERHEAD OF ERNST & YOUNG LLP]




                            Report of Independent Auditors




     To the Board of Directors and Stockholders
     American Electromedics Corp.


     We have audited the accompanying balance sheets of American Electromedics Corp., as of July 27, 1996 and July 29, 1995, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Electromedics Corp. at July 27, 1996 and July 29, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles


                                             /s/ Ernst & Young LLP

     October 7, 1996

                            INDEPENDENT AUDITORS'S REPORT




     The Stockholders
     American Electromedics Corp.



     We have audited the accompanying balance sheet of American Electromedics Corp. as of July 30, 1994, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Electromedics Corp. as of July 30, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


     /s/ Smith, Batchelder & Rugg

     Manchester, New Hampshire
     September 28, 1994

                            AMERICAN ELECTROMEDICS CORP.
                                   BALANCE SHEETS

                                                  July 27, 1996   July 29, 1995
                                                  -------------   -------------
                                                           (Thousands)
      ASSETS
      Current Assets:
      Cash and cash equivalents . . . . . . . .      $   317        $   505
      Accounts receivable, net of allowance of
         $11,000:
         Trade. . . . . . . . . . . . . . .  .           303            431
         Affiliate. . . . . . . . . . . . . . .          402              -
                                                     -------        -------
                                                         705            431
      Inventories . . . . . . . . . . . . . . .          480            267
      Prepaid and other current assets  . . . .          133             29
                                                     -------        -------
           Total current assets                         1,635          1,232

      Property and Equipment:
      Machinery and equipment . . . . . . . . .          318            302
      Furniture and fixtures  . . . . . . . . .           79             78
      Leasehold improvements  . . . . . . . . .            9              9
                                                     -------        -------
                                                         406            389
      Accumulated depreciation  . . . . . . . .         (365)          (338)
                                                     -------        -------
                                                          41             51

      Investment in affiliate . . . . . . . . .          876              -
      Goodwill  . . . . . . . . . . . . . . . .          219            230
                                                     -------        -------
                                                     $ 2,771        $ 1,513
                                                     =======        =======



      LIABILITIES & STOCKHOLDERS' EQUITY

      Current Liabilities:
      Accounts payable  . . . . . . . . . . . .      $   324        $   290
      Bank line of credit . . . . . . . . . . .          300              -
      Accrued liabilities . . . . . . . . . . .           38             23
      Current portion of long-term debt . . . .           67              4
                                                     -------        -------
         Total current liabilities . .                   729            317

      Long-term debt  . . . . . . . . . . . . .           94              -

      Stockholders' Equity:
      Preferred stock, $.01 par value;
         Authorized- 1,000,000 shares;
         Outstanding-none . . . . . . . . . . .            -              -
      Common stock, $.10 par value; Authorized-
         20,000,000 shares; Outstanding -
         12,273,333 and 11,718,333 shares in
         1996 and 1995, respectively  . . . . .        1,227          1,172
      Additional paid-in capital  . . . . . . .        1,801          1,546
      Retained deficit  . . . . . . . . . . . .       (1,080)        (1,522)
                                                     -------        -------
         Total stockholders' equity                    1,948          1,196
                                                     -------        -------
                                                     $ 2,771        $ 1,513
                                                     =======        =======

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                                 STATEMENTS OF INCOME

                                                       Years Ended
                                          -------------------------------------
                                           July 27,     July 29,     July 30,
                                             1996         1995         1994
                                           --------     --------     --------
                                          (Thousands, except per share amounts)

      Net sales . . . . . . . . . . . .     $3,337        $2,443       $1,965
      Cost of goods sold  . . . . . . .      1,652         1,371        1,249
                                             -----        ------       ------

         Gross profit . . . . . . . . .      1,685         1,072          716

      Selling, general and
      administrative  . . . . . . . . .      1,039           719          539
      Research and development  . . . .        215           182          114
                                            ------        ------       ------
         Total operating expenses . . .      1,254           901          653
                                            ------        ------       ------

      Operating income . . . . . . .  . .      431           171           63
                                            ------        ------       ------

      Other income (expenses):
         Undistributed earnings of
            affiliate . . . . . . . . .         52             -            -
         Interest, net  . . . . . . . .        (16)            9            2
         Other  . . . . . . . . . . . .          -             4           (4)
                                            ------        ------       ------
                                                36            13           (2)

      Income before provision for
         income taxes . . . . . . . . .        467           184           61

      Provision for income taxes . . . .       25            12            4
                                            ------        ------       ------
      Net Income  . . . . .  . . . . . .    $  442        $  172       $   57
                                            ======        ======       ======

      Earnings per common and               $  .04        $  .02       $  .01
         common equivalent share  . . .     ======        ======       ======



                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED JULY 27, 1996, JULY 29, 1995 AND JULY 30, 1994


                                                                         Total
                              Common Stock     Additional               Stock-
                             -------------- Paid-in Retained holders' Shares Amount Capital Deficit Equity
                             ------  ------    ----------   --------   --------
                                               (Thousands)

      Balance at
         July 31, 1993       9,093   $  909      $1,546     $(1,751)    $  704

      Conversion of
         convertible
         debentures . .        100       10           -           -         10
      Net income  . . .                   -           -          57         57
                            ------   ------      ------      ------     ------

      Balance at
         July 30, 1994       9,193      919       1,546      (1,694)       771

      Exercise of stock
         options  . . .      2,525      253           -           -        253
      Net income  . . .                   -           -         172        172
                            ------   ------      ------      ------      ------

      Balance at
         July 29, 1995      11,718    1,172       1,546      (1,522)     1,196

      Investment in
         affiliate  . .       500        50         250           -        300
      Exercise of
         stock options         55         5           5           -         10
      Net income  . . .                   -           -         442        442
                            ------   ------      ------      ------     ------
      Balance at
         July 27, 1996      12,273   $1,227      $1,801    $(1,080)     $1,948
                            ======   ======      ======    =======      ======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS

                                                    Years Ended
                                    __________________________________________
                                   July 27, 1996  July 29, 1995   July 30, 1994
                                   _____________  _____________   ____________
                                                    (Thousands)

      OPERATING ACTIVITIES:
      Net income  . . . . . . . .        $442            $172           $057
      Adjustments to reconcile
      net income to net cash
       provided by (used in)
      operating activities:
        Depreciation and
      amortization  . . . . . . .          38              35             41
        Provision for doubtful
      accounts  . . . . . . . . .           -               8            (10)
        Undistributed earnings of
      affiliate . . . . . . . . .         (52)              -              -
      Changes in operating
      assets and liabilities:
          Accounts receivable . .        (274)           (277)           136
          Inventories prepaid and other
           current assets . . . .  . .   (317)           (114)            19
          Accounts payable and
          accrued liabilities . . .        49             195           (194)
                                         ____            ____           ____
      Net cash provided by (used
      in) operating activities  .        (114)             19             49

      INVESTING ACTIVITIES:
      Investment in affiliate . .        (519)              -              -
      Purchase of property and
       equipment, net . . . . . .         (22)            (26)           (25)
                                         ____            ____           ____
           Net cash used in
            investing activities. . .    (541)            (26)           (25)


      FINANCING ACTIVITIES:
      Principla payments on long-
      term debt . . . . . . . . . .       (43)             (6)            (4)
      Proceeds from long-term debt and
       bank line of credit . . . .         500               -             11
      Proceed from exercise of stock
        options . . . . . .                 10             253              -
                                          ____            ____           ____

          Net cash provided by
          financing activities. . .        467             247              7
                                          ____            ____           ____

      Increase (decrease) in cash
       and cash equivalents . . . .      (188)            240             31
      Cash and cash equivalents,
       beginning of year. . . .  .        505             265            234
                                         ____            ____           ____
      Cash and cash equivalents,
        end of year . . . . . . . .      $317            $505           $265
                                         ====            ====           ====

      NONCASH TRANSACTION:
      Stock issued for investment
        in affiliate  . . . . . .        $300               -              -
                                         ====            ====           ====

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                    JULY 27, 1996


     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          ------------------------------------------

     Business Description
     --------------------

          American Electromedics Corp. (the Company ) is engaged in the manufacture and sale of medical testing equipment principally to the United States and European medical community. The Company currently produces two devices designed for audiological testing purposes: Tympanometers(R), which apply a combination of pressure and sound to the ear drum to detect diseases of the middle ear, and Audiometers,which use sound at descending decibel levels to screen for hearing loss.

     Cash and Cash Equivalents
     -------------------------

          For the purpose of reporting cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

     Inventories
     -----------

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Depreciation
     ------------

          Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method over the various estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease agreement. Repairs and maintenance costs are expensed as incurred and betterments are capitalized.

     Goodwill
     --------

          Goodwill is the purchase price in excess of the fair value of net assets acquired at the Company s date of acquisition. Goodwill is being amortized on a straight-line basis over 40 years. Amortization expense for each of the years ended 1996, 1995, and 1994 was $11,000. Accumulated amortization at July 27, 1996 and July 29, 1995 is $231,000 and $220,000,
     respectively.

     Use of Estimates
     ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          The Company's deferred tax assets, net of deferred tax liabilities, (which result primarily from net operating loss carry forwards, accrued book expenses and excess tax depreciation over book depreciation) as of July 27, 1996 and July 29, 1995 are $248,000 and $370,000, respectively.
     SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists and therefore has maintained a valuation allowance of $248,000 and $370,000 as of July 27, 1996 and July 29, 1995, respectively. As of July 27, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of $539,000 that expire from 2004 to 2007.

          The net provision for income taxes for the years ended July 27, 1996, July 29, 1995 and July 30, 1994 of $25,000, $12,000, and $4,000,
     respectively, are comprised entirely of currently payable state income taxes. There was no current Federal income tax provision due to the utilization of net operating loss carryforwards. Approximately $511,000 and $190,000 of the Federal net operating loss carryforward was utilized during the years ended July 27, 1996 and July 29, 1995, respectively.

     Recent Accounting Pronouncement
     -------------------------------

          In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which prescribes the accounting and reporting standards for all stock-based compensation plans. Under SFAS 123, companies are encouraged, but not required, to adopt the fair value method of accounting for such plans. Companies can elect to continue to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25). If APB 25 is followed, companies are required to disclose pro forma information regarding net income as if the company had accounted for its stock-based compensation plans under the fair value method under SFAS 123. The Company will be required to adopt SFAS 123 in 1997. The Company has not yet determined which method of accounting it will apply under SFAS 123, and, therefore, the impact on the Company's financial position or results of operations, if any, has not been determined.


     2.   INVENTORIES:
          -----------

          Inventories consist of the following at:

                                      July 27,          July 29,
                                        1996              1995
                                      --------          --------
            Raw materials            $339,000           $183,000
            Work in-process            51,000             35,000
            Finished goods             90,000             49,000
                                     --------           --------
                                     $480,000           $267,000
                                     ========           ========


     3.   INVESTMENT IN AFFILIATE:
          -----------------------

          In January 1996, the Company invested $519,000 of cash and issued 500,000 shares of its common stock for a fifty percent interest in Rosch GmbH Medizintechnik ("Rosch GmbH"). This investment is being accounted for by the Company under the equity method of accounting. Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including American Electromedics products, to primary care physicians throughout Europe. In January 1996, Rosch GmbH sold its exclusive distributorship rights for a manufacturer's ear, nose, and throat ("ENT") line of products in order to concentrate on the Company's products as well as other healthcare products. At July 27, 1996, the investment in Rosch GmbH exceeded the Company's share of the underlying net assets by approximately $690,000. This amount is being amortized over twenty-five years. Amortization expense for the year ended July 27, 1996 was $16,000.

          For the seven-month period ended July 27, 1996, Rosch GmbH results of operations were as follows: sales -$1,893,000, which includes $333,000 from the sale of the ENT distributorship rights discussed above; gross profit -$853,000; and net income - $136,000. At July 27, 1996, Rosch GmbH had total assets of $1,544,000 and total liabilities of $1,140,000.

     4.   LONG-TERM DEBT:
          --------------

          In 1996, the Company entered into a term loan agreement with a bank. The loan is payable in equal monthly installments through December 1998. Interest is based on the Wall Street Journal Prime Rate plus .5% (8.75% as of July 27, 1996). There remains outstanding, under this loan, $161,000 as of July 27, 1996.

          The Company also has a revolving line of credit from the same bank in the amount of $300,000. Interest is payable monthly and is based on the Wall Street Journal Prime Rate plus .5% (8.75% as of July 27, 1996). As of July 27, 1996, there was $300,000 outstanding under the revolving line of credit.

          Borrowings under these loans are collateralized by essentially all of the assets of the Company.

          Long-term debt due in each of the next three years is as follows:


                      1997        $67,000
                      1998         67,000
                      1999         27,000
                                 --------
                                 $161,000
                                 ========


          The carrying value of long-term debt approximates fair market value at July 27, 1996.

          On October 4, 1996 the Company amended its bank facility to increase the line of credit to $400,000 and to provide a $500,000 term loan upon the Company raising an additional $700,000 in equity and/or subordinated debentures.

     5.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
          -----------------------------------------------

          Earnings per common and common equivalent share is computed using the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Earnings per common and common equivalent share for the years ended July 27, 1996, July 29, 1995 and July 30, 1994 were computed using weighted average shares outstanding of 12,469,273, 11,192,419 and 9,168,333, respectively. Earnings per common share -- assuming full dilution is the same amount as earnings per common and common equivalent share.

     6.   STOCK OPTIONS:
          -------------

          In 1988, the Company adopted the 1987 Nonqualified Stock Option Plan providing for the issuance of up to 1,000,000 shares of the Company s common stock. The plan is administered by the Board of Directors and expires in 1997. Options are exercisable over the one-year period following the date of grant and expire no later than two years from the date of grant. Options to purchase the Company s common stock are at prices not less than fair market value at the date of grant. During 1995 the Company granted options to purchase 350,000 shares of the Company's common stock. As of July 27, 1996, there remains 50,000 shares available for future grants.

          In 1995, the Company granted certain officers options to purchase a total of 250,000 shares of the Company s common stock. The options are exercisable over a one to two year period and expire no later than two to four years from the date of grant.

          In 1996, the Company granted to a consultant an option to purchase a total of 67,000 shares of the Company's common stock. The option is exercisable over a one-year period and expires no later than three years from the date of grant.

          A summary of all stock option transactions for the years ended July 27, 1996, July 29, 1995 and July 30, 1994 is as follows (in thousands, except per share amounts):



                                              1996            1995         1994
                                              ----            ----         ----
     Options outstanding at
      beginning of period                     655           2,923        4.138
     Granted ($.13 - $1.50 per share)          67             600            -
     Exercised ($.10 - $.19 per share)        (55)         (2,525)           -
     Canceled ($.10 - $.19 per share)           -            (343)      (1,215)
                                              ------     ------------  --------
     Options outstanding at end of period     667              655       2,923
                                              ======      =========    ========

     Price range per share at end of period  $.13            $.13      $.10
                                       to   $1.50       to   $.28   to $.19

     Options exercisable at end of period      536             55      2,907
                                              =====          =====    =======


     7.   COMMITMENTS:
          -----------

          The Company leases its principal offices and manufacturing facility under an operating lease which expires in March 1997. Rent expense for the year ended 1996 was $13,500 and for each of the years ended 1995 and 1994 was $12,000.

     8.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
          ------------------------------------------------

          The Company's primary customers are in the medical field. At July 27, 1996 and July 29, 1995, substantially all accounts receivable balances are concentrated in this industry. The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without regard to collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

          A major customer of the Company accounted for 41%, 15% and 21% of the Company's net sales for the years ended July 27, 1996, July 29, 1995 and July 30, 1994, respectively.


     Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ---------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

          In July 1995, the Company's Board of Directors engaged Ernst & Young LLP as the principal accountants for the Company because the Company deemed it beneficial to retain a larger accounting firm. Berry, Dunn, McNeil & Parker (known as Smith, Batchelder & Rugg prior to a recent merger) had acted as the principal accountants for the Company for the fiscal year ended July 30, 1994. There was no disagreement between the Company and Berry, Dunn, McNeil & Parker on any matter of accounting principles or practices or financial statement disclosures, nor did their reports contain an adverse opinion, disclaimer of opinion or any modification as to uncertainty, audit scope or accounting principles. After receiving competitive bids from several firms, the Company selected Ernst & Young LLP.


     PART III
     --------

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               --------------------------------------------
               CONTROL PERSONS; COMPLIANCE WITH SECTION
               ----------------------------------------
               16(a) OF THE EXCHANGE ACT
               -------------------------

          The following table sets forth certain information concerning the directors and executive officers of the Company as of October 22, 1996.


                                                                 Year Became
         Name               Age     Position with the Company    Director
         ----               ---     -------------------------    ------------

     Noel A. Wren           47      President, Chief
                                      Executive Officer,         1989
                                    and Director
     Michael T. Pieniazek   38      Chief Financial Officer      N/A
                                      and Secretary
     Alan Gelband           51      Director                     1996
     Kenneth Levy           50      Director                     1995
     Thomas A. Slamecka     55      Director                     1996
     Joseph Wear            62      Director                     1995


          The terms of the Board of Directors will expire at the next annual meeting of stockholders. The Company's officers are elected by the Board of Directors and hold office at the will of the Board.

          Noel A. Wren has been President and Chief Executive Officer of the Company since November 1988 and October 1992, respectively, having served as Chief Operating Officer and Chief Financial Officer of the Company from November 1988 to October 1992. He had been founder and President of Red Line Research Laboratories, Inc., manufacturer of rechargeable battery packs for the consumer electronics industry, from 1982 to 1988. Prior to founding Red Line, Mr. Wren was an executive with Fidelitone, Inc.

          Michael T. Pieniazek has been Chief Financial Officer of the Company since July 1995. From 1987 to 1995, Mr. Pieniazek served in various executive positions, the last having been Executive Vice President and Chief Financial Officer, for Organogenesis Inc., a Massachusetts-based, biotechnology company. From 1980 to 1987, Mr. Pieniazek was an auditor with Coopers & Lybrand LLP.

          Alan Gelband has been a director of the Company since October 1996. For more than the past ten years Mr. Gelband has been the sole shareholder, officer and director of Alan Gelband Company, Inc., a New York company engaged in financial and management consulting and investments.

          Kenneth Levy has been a director of the Company since March 1995. Since 1993 he has been an investment banker for Marshall, Alexander & Marshall, Inc. In 1990, Mr.Levy founded MR International Enterprises, which owned various Russian companies, and served as its President from 1990 to 1994.

          Thomas A. Slamecka has been a director of the Company since October 1996. Mr. Slamecka has been President of the ConAgra Poultry Company, Inc., Duluth, Georgia, since 1995. From 1990 to 1994, he was President and Chief Executive Officer of GEEC Poultry Inc., Atlanta, Georgia.

          Joseph Wear has been a director of the Company since March 1995. Since 1987, he has been a partner in Philadelphia Entrepreneurial Partners which is engaged in management consulting to small and medium business. From 1970 to 1987, Mr. Wear was President and Chief Executive Officer of Summit Airlines.

          The Company pays $1,000 a quarter to Mr. Wear for serving as a director. Upon becoming a director in March 1995, Mr. Wear was granted an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $.125 per share for two years, exercisable as to 50% of the options after six months and the balance after 12 months. The exercise price was equal to the fair market value of the Common Stock at the date of grant.

     ITEM 10.  EXECUTIVE COMPENSATION
               ----------------------

          The following table sets forth all cash compensation for the fiscal year ended July 27, 1996 of the executive officers whose compensation exceeded $100,000 and of all executive officers as a group for services rendered to the Company.

     CASH COMPENSATION TABLE

     --------------------- ---------------------------------------------------
     Name and                                            # Options  Long Term
     Principal Position      Year      Salary     Bonus   Granted   Awards
     --------------------- ---------------------------------------------------
     Noel A. Wren,
       President &           1996      $105,000   $10,700   --         --
       Chief Executive       1995        97,500     ---     --         --
       Officer               1994        95,000     3,500   --         --


     ---------------------   -------------------------------------------------

           Mr. Wren is furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use as the amounts were not material.

                                      As of July 31, 1995, the Company entered
     into an Employment Agreement with Noel Wren to serve as President and Chief Executive Officer of the Company for a term of three years terminating on July 31, 1998. Under the Agreement, Mr. Wren receives an annual base salary of $105,000, reviewable each year by the Board of Directors with a view toward increases, plus cash bonuses ranging from three percent to ten percent of the Company's annual net pre-tax profits for each fiscal year above $180,000, as well as additional bonuses awarded by the Compensation Committee of the Board of Directors based upon factors other than the Company's profits. Mr. Wren has a severance package which includes his then annual base salary payable for 12 months accrued bonus and continuation of all health benefits for one year from the date of his termination. The Employment Agreement includes a "Change of Control" provision which provides that Mr. Wren shall receive the above described severance package in the event of a material change in the composition of the Board of Directors.


     AGGREGATED OPTION EXERCISES FOR THE FISCAL YEAR ENDED JULY 27, 1996 AND FY-END OPTION VALUES

                                                               VALUE OF
                                               NUMBER OF     UNEXERCISED
                                              UNEXERCISED    IN-THE-MONEY
                                               OPTIONS AT   OPTIONS AT FY-
                                               FY-END (#)      END ($)
                          SHARES
                         ACQUIRED
                            ON       VALUE
                         EXERCISE  REALIZED  EXERCISABLE/   EXERCISABLE/
           NAME             (#)       ($)    UNEXERCISABLE  UNEXERCISABLE
           Noel A. Wren   50,000    $5,000        -0-            -0-


     ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                ______________________________________________________________

                                      The following table sets forth information
     as of October 22, 1996 concerning (i) persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and officer of the Company and
     (iii) by all directors and officers as a group. Note: Stock options are considered presently exercisable if exercisable within 60 days of October 22, 1996.

                                                           AMOUNT &
                                                           NATURE OF
               NAME AND ADDRESS OF                        BENEFICIAL     PERCENT
               BENEFICIAL OWNER (1)       STATUS           OWNERSHIP    OF CLASS
               --------------------- -------------------  ------------  --------
              Alan Gelband          Beneficial owner
              30 Lincoln Plaza      of more than 5%
              New York, NY 10023    of the Common
                                    Stock and                2,745,000
                                    Director                    shs(2)   22.1%

              Noel A. Wren          Director, Chief
                                    Executive Officer
                                    &  President         1,075,000 shs    8.8%

              Kenneth Levy          Director                   434,000
                                                                shs (3)   3.5%


              Thomas A. Slamecka    Director                   -0-          --

              Joseph Wear           Director                   300,000
                                                                shs (4)    2.4%

              All Officers and
              Directors as a
              Group (6 persons)                          4,639,000 shs    36.5%

              -----------------------------------------------------------------

     Footnotes:

     1. The addresses of the officers and directors may be directed in care of the Company.

     2.   Includes (i) presently exercisable options for 150,000 shares, and
          (ii) the indirect beneficial ownership of 500,000 shares owned by the Alan Gelband Company Inc. Defined Contribution Plan and 215,000 owned by the Alden Foundation.

     3. Includes (i) 42,600 shares owned by Mr. Levy's wife and his minor children as to which shares he disclaims beneficial ownership and (ii) presently exercisable options for 132,000 shares.

     4.   Includes presently exercisable options for 50,000 shares.

     5.   Includes presently exercisable options for 407,000 shares.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

          On March 24, 1995, Alan Gelband Company, Inc., which is owned by Alan Gelband, a principal stockholder of the Company, entered into an Agreement with the Company to provide general advice regarding the Company's finances, including assistance in the raising of capital and evaluation of potential acquisitions. Under the terms of the Agreement, the Company pays to Mr. Gelband a base fee of $2,500 per month. Mr. Gelband is also entitled to a finder's fee in the event that he brings a potential acquisition to the Company and such acquisition is ultimately consummated. The finder's fee is a percentage of the aggregate amount of consideration paid by the Company for such acquisition, and would be reduced by the amount of the base fee previously paid. The Agreement is on a month-to-month basis, terminable on 15 days notice.

          On March 24, 1995, Kenneth Levy, a director of the Company, entered into an Agreement with the Company to provide general advice regarding the Company's finances, including assistance in the raising of capital and evaluation of potential acquisitions. Under the terms of the Agreement,
     the Company pays to Mr. Levy a base fee of $2,500 per month.   The
     Agreement is on a month-to-month basis, terminable on 15 days notice.

          Upon entry into the Agreements with Messrs. Gelband and Levy, the Company granted options to each of them for 150,000 shares of the Company's Common Stock at an exercise price of $.125 per share for a period of two years, exercisable as to 50% of the options after six months and the balance after 12 months. The exercise price was equal to the fair market value of the Common Stock at the date of grant.

     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

     (A) EXHIBITS:

     3.1.1 Certificate of Incorporation of Registrant (filed as Exhibit 3(a)(1) to Registration No. 2-71775, and incorporated herein by reference)

     3.1.2 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on January 27, 1987 (filed as Exhibit 3(a)(2) Registrant's Form 10-Q for the fiscal quarter ended January 31, 1987, and incorporated herein by reference)

     3.1.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on October 9, 1990 (filed as Exhibit 3(a)(3) to Registrant's Form 10-K for the fiscal year ended July 28, 1990, and incorporated herein by reference)

     3.2 By-Laws of Registrant (filed as Exhibit 3(b) to Registration No. 2-71775, and incorporated herein by reference)

     3.3 Amendments to the By-Laws of Registrant (filed as Exhibit 3(c) to Registrant's 1990 Form 10-K and incorporated herein by reference)

     10.1.1 Lease of Premises at Amherst, New Hampshire, dated December 10, 1991, between Registrant and Norwich Associates (filed as Exhibit
               10.1.1 to Registrant's Form 10-KSB for the fiscal year ended July 29, 1995 (the "1995 Form 10-KSB") and incorporated herein by reference)

     10.1.2 Letters, dated February 14, 1995 and March 13, 1995, between Registrant and H.J. Stabile & Son, Inc., for lease extension (filed as Exhibit 10.1.2 to Registrant's 1995 Form 10-KSB and incorporated herein by reference)

     10.2.1 1983 Incentive Stock Option Plan (filed as Exhibit A to Registrant's 1983 Information Statement, and incorporated herein by reference)

     10.2.2    Form of 1983 Incentive Stock Option Certificate (filed as Exhibit
               (10)-12 to Registrant's Form 10-K for the fiscal year ended July 28, 1984 ["1984 Form 10-K"] and incorporated herein by reference)

     10.3.1 1983 Non-Qualified Stock Option Plan (filed as Exhibit B to Registrant's 1983 Information Statement, and incorporated herein by reference)

     10.3.2 Form of 1983 Non-Qualified Stock Option Certificate (filed as Exhibit (10)-13 to Registrant's 1984 Form 10-K, and incorporated herein by reference)

     10.4 1996 Stock Option Plan (filed as Exhibit A to Registrant's 1996 Proxy Statement, and incorporated herein by reference)

     10.5 Form of Employment Agreement, dated as of July, 31, 1995, between Registrant and Noel A. Wren (filed as Exhibit 10.5 to Registrant's 1995 Form 10-KSB, and incorporated herein by reference)

     10.6 Consulting Agreement, dated as of March 24, 1995, between Registrant and Alan Gelband Company, Inc. (filed as Exhibit 10.6 to Registrant's 1995 Form 10-KSB, and incorporated herein by reference)

     10.7 Consulting Agreement, dated as of March 24, 1995, between Registrant and Kenneth Levy (filed as Exhibit 10.7 to Registrant's 1995 Form 10-KSB, and incorporated herein by reference)

     10.8 Stock Purchase Agreement, dated January 11, 1996, between Registrant and Andy Rosch (filed as Exhibit 1 to Registrant's Form 8-K for an event of January 11, 1996, and incorporated herein by reference)

     10.9.1* Loan Agreement, dated October 4, 1996, between Registrant and Citizens Bank New Hampshire (the "Bank")

     10.9.2* Security Agreement, dated October 4, 1996, between Registrant and the Bank

     10.9.3* Revolving Line of Credit Promissory Note, dated October 4, 1996, from Registrant to the Bank

     10.9.4* Term Promissory Note, dated October 4, 1996, from Registrant to the Bank

     * Filed herewith.

     (B) REPORTS ON FORM 8-K:   None

                                      SIGNATURES
                                      ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------

     (Registrant)

                                             By:    /s/ Noel A. Wren
     Dated:  October 23, 1996                  _______________________________
                                                Noel A. Wren, President and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             Title               Date

     (1)  Principal Executive Officer


      /s/ Noel A. Wren                    President and Chief   October 23, 1996
     -----------------                    Executive Officer

     (2)  Principal Financial and
            Accounting Officer

     /s/ Michael T. Pieniazek             Chief Financial       October 23, 1996
     Michael T. Pieniazek                 Officer

     (3) A majority of the
         Board of Directors


     /a/ Alan Gelband                    Director              October 23, 1996
     Alan Gelband

     /s/ Kenneth Levy                   Director              October 23, 1996
     Kenneth Levy

     ________________________________   Director              October ___, 1996
     Thomas A. Slamecka


     /s/ Joseph Wear                   Director              October 23, 1996
     Joseph Wear


      /s/ Noel A. Wren                 Director              October 23, 1996
     Noel A. Wren

                             AMERICAN ELECTROMEDICS CORP.


                   FORM 10-KSB FOR FISCAL YEAR ENDED JULY 27, 1996







                                       EXHIBITS
                                      ---------



                             AMERICAN ELECTROMEDICS CORP.

                                     FORM 10-KSB





                                    EXHIBIT INDEX



     Exhibits filed herewith:                                               Page
     -----------------------                                                ----

     10.9.1 Loan Agreement, dated October 4, 1996, between Registrant and Citizens Bank New Hampshire (the "Bank")
     10.9.2 Security Agreement, dated October 4, 1996, between Registrant and the Bank
     10.9.3 Revolving Line of Credit Promissory Note, dated October 4, 1996 from Registrant to the Bank
     10.9.4 Term Promissory Note, dated October 4, 1996 from Registrant to the Bank