Form 10KSB/A
period 1996-07-27
AMERICAN ELECTROMEDICS CORP
filed 1996-11-26
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    FORM 10-KSB/A

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended           July 27, 1996
                               --------------------------------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                          to
                                    --------------------        --------------

     Commission file number             0-9922
                            --------------------------------------------------


                             AMERICAN ELECTROMEDICS CORP.
                 ---------------------------------------------------
                    (Name of Small Business Issuer in Its Charter)


            Delaware                                           04-2608713
     -------------------------                         -----------------------
     (State of Incorporation                                (I.R.S. Employer
          or Organization)                                  Identification No.)

     13 Columbia Drive, Suite 18, Amherst, New Hampshire                03031
     --------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

                                    (603) 880-6300
     --------------------------------------------------------------------------
                    (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                             COMMON STOCK, $.10 PAR VALUE
     -------------------------------------------------------------------------
                                    Title of Class

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

     10.9.2 Security Agreement, dated October 4, 1996, between Registrant and the Bank

     10.9.3 Revolving Line of Credit Promissory Note, dated October 4, 1996, from Registrant to the Bank

     10.9.4 Term Promissory Note, dated October 4, 1996, from Registrant to the Bank

     27*       Financial Data Schedule

     * Filed herewith.

     (B) REPORTS ON FORM 8-K:   None

                                      SIGNATURES
                                      ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------

     (Registrant)


     Dated:  November 26, 1996               By: /s/ Michael T. Pieniazek
						---------------------------
                                                  Michael T. Pieniazek
                                                  Chief Financial Officer

                             AMERICAN ELECTROMEDICS CORP.


                  FORM 10-KSB/A FOR FISCAL YEAR ENDED JULY 27, 1996


                                    EXHIBIT INDEX



     Exhibits filed herewith:                                               Page
     -----------------------                                                ----

     27      Financial Data Schedule