Form 10QSB
period 1996-10-26
AMERICAN ELECTROMEDICS CORP
filed 1996-12-10
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



            FOR THE QUARTERLY PERIOD ENDED   COMMISSION FILE NUMBER
               OCTOBER 26, 1996                   0-9922
               ----------------                   ----------


                             AMERICAN ELECTROMEDICS CORP.
                         ------------------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)

               DELAWARE                                     04-2608713
               --------                                     ----------
          (State or Other Jurisdiction of Incorporation     (IRS Employer
          or Organization)                                    ID No.)


              13 COLUMBIA DRIVE, SUITE 18, AMHERST, NEW HAMPSHIRE 03031
            -------------------------------------------------------------
                (Address and Zip Code of Principal Executive Offices)


            Issuer's telephone number, including area code:  603-880-6300
                                                            --------------

          Securities registered pursuant to Section 12(b) of the Exchange
          Act:  None
                ----

          Securities registered pursuant to Section 12(g) of the Exchange
          Act:

                        Common Stock, Par Value $.10 per share
                        -------------------------------------
                                   (Title of Class)



          Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                 --     --

          As of December 9, 1996, there were outstanding 2,506,266 shares of the Issuer's Common Stock, $.10 par value, after adjustment for a one-for-five reverse stock split effective November 8, 1996.

                             AMERICAN ELECTROMEDICS CORP.


                                        Index
                                        -----

                                                                       Page
                                                                      -----

          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

               Balance Sheets, October 26, 1996 and July 27, 1996   . .   2

               Statements of Income for the Three Months Ended
                 October 26, 1996 and October 28, 1995  . . . . . . . .   3

               Statements of Cash Flows for the Three Months Ended
                 October 26, 1996 and October 28, 1995  . . . . . . . .   4

               Notes to Financial Statements  . . . . . . . . . . . . .   5

          Item 2.   Management's Discussion and Analysis or Plan of
                    Operation   . . . . . . . . . . . . . . . . . . . .   6

          PART II - OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders
                                                                          6

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .   7

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .   8

          PART I - FINANCIAL INFORMATION

          Item 1. FINANCIAL STATEMENTS

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS



                                                   OCTOBER 26   JULY 27
                                                      1996       1996
                                                   ---------   ----------

                                                       (Thousands)
           ASSETS
           Current assets:
           Cash and cash equivalents . .      $1,465          $  317
           Accounts receivable, net of
           allowance of $11,000:
             Trade . . . . . . . . . . .         194             303
                                                                 402
             Affiliate . . . . . . . . .         447
                                                 641             705
           Inventories . . . . . . . . .         561             480
                                                                 133
           Prepaid and other current              99
           assets  . . . . . . . . . . .
               Total current assets  . .       2,766           1,635


           Property and equipment  . . .         412             406
           Accumulated depreciation  . .        (372)           (365)

                                                  40              41

           Deferred financing  costs . .         166

           Investment in affiliate . . .         846             876
           Goodwill  . . . . . . . . . .         216             219
                                               -----          ------
                                              $4,034          $2,771
                                            ========         =======
           LIABILITIES & STOCKHOLDERS'
           EQUITY
           Current liabilities:
           Accounts payable  . . . . . .      $0,418          $0,324
           Bank line of credit . . . . .         300             300

           Accrued liabilities . . . . .          16              38
                                                                  67
           Current portion of long-term          167
           debt  . . . . . . . . . . . .
               Total current liabilities         901             729

           Long-term debt  . . . . . . .         477              94
           Convertible subordinated              720              __
           debentures  . . . . . . . . .


           Stockholders' equity:
           Preferred stock, $.01 par
           value; Authorized-                     __              __
             1,000,000 shares;
           Outstanding-none  . . . . . .
           Common stock, $.10 par value;
           Authorized-
             20,000,000 shares;
           Outstanding - 12,531,333            1,253           1,227
             shares at October 26, 1996
           and 12,273,333 shares
             at July 27, 1996  . . . . .
           Additional paid-in capital  .       1,923           1,801
           Retained deficit  . . . . . .      (1,240)         (1,080)
                                             -------        --------
               Total stockholders' equity      1,936           1,948
                                              ------        --------

                                              $4,034          $2,771
                                             =======        ========


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                                 STATEMENTS OF INCOME
                                     (Unaudited)

                                                  THREE MONTHS ENDED
                                         ----------------------------------
                                          OCTOBER 26            JULY 28
                                             1996                1995
                                         -------------         ------------
                                       (Thousands except per share amounts)
           Net sales . . . . . . . . . . . . . .    $0,540       $  664
                                                       312          391

           Cost of goods sold  . . . . . . . . .     -----        -----
             Gross profit  . . . . . . . . . . .       228          273


           Selling, general and administrative .       315          193
                                                        34           60

           Research and development  . . . . . .      ----         ----
                                                       349          253

             Total operating expenses  . . . . .     -----        -----


                                                      (121)          20

           Operating income (loss) . . . . . . .    ------        -----

           Other income (expenses):
             Undistributed earnings of affiliate
                                                       (30)          --
             Interest, net . . . . . . . . . . .        (9)           4


             Other . . . . . . . . . . . . . . .    ------        -----
                                                       (39)           4
           Income (loss) before provision for
           income taxes  . . . . . . . . . . . .      (160)          24
                                                         -            2



           Provision for income taxes  . . . . .     -----       ------
                                                    $ (160)        $ 22

                                                   -------      -------
           Net income (loss) . . . . . . . . . .

           Weighted average number of common and
             common equivalent                  12,280,321   12,195,639
             shares outstanding  . . . . . . . =========== ============


           Earnings (loss) per common and common    $ (.01)       $ .00
           equivalent share  . . . . . . . . . .



                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     THREE MONTHS
                                                  ------------------
                                                   OCTOBER   OCTOBER
                                                  26, 1996   28, 1995

                                                   -------   -------
                                                      (Thousands)

        Operating activities:
        Net income (loss) . . . . . . . . . . .   $ (160)     $ 22
        Adjustments to reconcile net income
        (loss) to net cash
          used in operating activities:
          Depreciation and amortization . . . .       10         6
          Undistributed earnings of affiliate .       30        --
          Changes in operating assets and
        liabilities:
            Accounts receivable . . . . . . . .       64        36
            Inventories, prepaid and other           (47)     (227)
        current assets  . . . . . . . . . . . .

            Accounts payable and accrued              72        11

        liabilities . . . . . . . . . . . . . .
          Net cash used in operating activities      (31)     (152)

        INVESTING ACTIVITIES:
        Purchase of property and equipment, net       (6)        2
                                                    -----      ----

             Net cash provided by (used in)
        investing activities  . . . . . . . . .       (6)        2

        FINANCING ACTIVITIES:
        Principal payments on long-term debt  .      (17)       (1)
        Proceeds from long-term debt  . . . . .      500        --
        Issuance of common stock, net . . . . .      146        __
        Issuance of convertible subordinated
        debt  . . . . . . . . . . . . . . . . .      720        __
        Deferred financing costs  . . . . . . .     (166)       __
        Proceeds from exercise of stock options        2        __
                                                    -----    ------


          Net cash provided by (used in)
          financing activities  . . . . . . . .    1,185        (1)


        Increase (decrease) in cash and cash
        equivalents . . . . . . . . . . . . . .    1,148      (151)
        Cash and cash equivalents, beginning of
        year  . . . . . . . . . . . . . . . . .      317       505
                                                 -------     ------


        Cash and cash equivalents, end of year    $1,465     $ 354
                                                  ======     ======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                   OCTOBER 26, 1996
                                     (Unaudited)


        1.   BASIS OF PRESENTATION
             ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 26, 1996 are not necessarily indicative of the results that may be expected for the year ending July 26, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 27, 1996.

        2.   CORPORATE FINANCING
             -------------------

          In October 1996, the Company completed a private placement (the "Placement") of 12 units (the "Units") at a price of $75,000 per Unit or an aggregate Placement of $900,000. Each Unit consisted of a $60,000 principal amount 14% Convertible Subordinated Debenture due October 31, 1999 (the "Debentures") and 20,000 shares of Common Stock, or an aggregate of $720,000 principal amount of Debentures and 240,000 shares of Common Stock.

          The Debentures are convertible into Common Stock at $.75 per share upon or after the Debentures are called for redemption or the effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Act"), covering the underlying shares of Common Stock, subject to customary anti-dilution provisions. The Company may call all or part of the Debentures at par, plus accrued interest, at any time after October 31, 1997. The Debentures contain various covenants upon the Company, including a restriction on the payment of cash dividends on its Common Stock.

          Simultaneously with the closing of the Placement, the Company received a Term Loan from its bank. The bank had conditioned the closing of the Term Loan on the Company receiving at least $700,000 from the issuance of subordinated debentures and/or capital stock.
        The Term Loan is repayable over five years, bears annual interest at a rate equal to prime plus 1/2%, and is guaranteed by the New Hampshire Business Finance Authority. The bank had separately increased the Company's revolving line of credit to $400,000 from $300,000. As of October 26, 1996 there was $300,000 outstanding under this revolving line of credit. The Term Loan and the credit line are secured by a lien on the Company's assets.

          The net proceeds of the Placement and the Term Loan of approximately $1,200,000 will be used for general working capital purposes, including possible acquisitions and marketing.


        3.   SUBSEQUENT EVENT
             ----------------

          At the Company's annual meeting of stockholders on October 8, 1996, stockholders authorized the Board of Directors to effect a reverse stock split at a ratio to be determined by the Board and when the Board determined it was in the best interest of the Company and the stockholders. In November 1996 the Company announced that its Board of Directors had approved a 1-for-5 reverse stock split, to be effective November 8, 1996. The reverse split will reduce the number of shares outstanding to 2,506,266.

        Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS
        ---------------------

        Net sales for the three month period ended October 26,1996 was $540,000, compared to $664,000 for the three month period ended October 28, 1995. The decrease in first quarter sales resulted from a temporary regulatory delay of a single product in Germany by the Company's German medical products distribution arm, Rosch GmbH Medizintechnik along with a general industry-wide slowdown.

        Cost of sales for the three months ended October 26, 1996 was 57.8% of net sales compared to 58.9% of net sales during the three months ended October 28,1995. The decrease in cost as percentage of sales can be attributed to the favorable product mix.

        Selling, general and administrative expenses for the three month period ended October 26, 1996 was $315,000, compared to $193,000 for the comparable prior year period. The increase reflects increased sales and promotional activity and corporate development and communications expense.

        Net loss for the three month period ended October 26, 1996 was $160,000, or $.01 per share, compared to net income of $22,000, or $.00 per share, for the same period last year. The decrease in net income is the result of decreased sales along with increases in expenditures for marketing efforts to promote and position the Company's new products, and the Company's corporate development and communications efforts.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        Working capital of the Company at October 26, 1996 was $1,865,000, compared to $906,000 at fiscal year ended July 27, 1996. The increase of $959,000 was primarily the result of net proceeds of the Company's private placement and term loan from its bank of approximately $1,200,000 offset by results of operations.

        Currently, the Company expects that available cash and its existing bank line of credit will be sufficient to meet its normal operating requirements, including research and development expenditures, over the near term.

        The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business. There is no assurance that management will find suitable acquisition candidates or effect the financial arrangements which may be necessary for such acquisitions.


        PART II - OTHER INFORMATION

        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) On October 8, 1996, the Company held an annual meeting of stockholders (the "Meeting").

        (b) At the Meeting, the following persons were elected directors, each to hold office until the next annual meeting of stockholders:

             Noel A. Wren
             Alan Gelband
             Kenneth Levy
             Thomas A. Slamecka
             Joseph Wear

        (c) The other items considered at the Meeting were the adoption of the 1996 Stock Option Plan (the "Option Plan") and the authorization of a reverse stock split (the "Reverse Split") or if the Reverse Split is not effected an increase in the authorized shares of Common Stock to 30,000,000 shares (the "Recapitalization"). The votes cast at the Meeting were as follows:

                                                ABSTAIN OR     BROKER
            ITEM          FOR        AGAINST     WITHHOLD      NO-VOTE
           ------        ----       --------     ---------     ------
        Directors   10,649,671        2,200
        Option Plan  7,428,218       45,900        1,043    3,176,710
        Reverse     10,530,078       21,300          493      100,000
        Split
        Recapital-  10,248,528      303,300           43      100,000
        ization

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        The Company filed a Form 8-K, for an event October 25, 1996, to report on Item 5 the completion of a private placement of an aggregate of $900,000 and the receipt of a $500,000 term loan.

        Exhibits -

        4.1 Form of 14% Convertible Subordinated Debentures, due October 31, 1999 (filed as Exhibit 4 to the Company's Form 8-K for an event of October 25, 1996, and incorporated herein by reference).


        10.1 Loan Agreement, dated October 4, 1996, between the Company and Citizens Bank New Hampshire (the "Bank") (filed as Exhibit 10.9.1 to the Company's Form 10-KSB for the fiscal year ended July 27, 1996 (the "1996 Form 10-KSB"), and incorporated herein by reference).

        10.2 Security Agreement, dated October 4, 1996, between the Company and the Bank (filed as Exhibit 10.9.2 to the Company's 1996 Form 10-KSB and incorporated herein by reference).

        10.3 Revolving Line of Credit Promissory Note, dated October 4, 1996, from the Company to the Bank (filed as Exhibit 10.9.3 to the Company's 1996 Form 10-KSB and incorporated herein by reference).

        10.4 Term Promissory Note, dated October 4, 1996, from the Company to the Bank (filed as Exhibit 10.9.4 to the Company's 1996 Form 10-KSB and incorporated herein by reference).

        27.   Financial Data Schedule

                                      SIGNATURES
                                    -------------

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN ELECTROMEDICS CORP.
                                   ---------------------------


        /s/ Noel A. Wren                     Dated: December 9, 1996
        -----------------------
        Noel A. Wren
        President and Chief Executive Officer


        /s/ Michael T. Pieniazek              Dated: December 9, 1996
        ------------------------
        Michael T. Pieniazek
        Chief Financial Officer