Form 10QSB
period 1997-01-25
AMERICAN ELECTROMEDICS CORP
filed 1997-03-12
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



           For the Quarterly Period Ended          Commission File Number
                  JANUARY 25, 1997                         0-9922
                  ----------------                         ------


                             AMERICAN ELECTROMEDICS CORP.
                            ------------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)

                      DELAWARE                               04-2608713
                      --------                               ----------
    (State or Other Jurisdiction of Incorporation       (IRS Employer ID No.)
                  or Organization)

              13 COLUMBIA DRIVE, SUITE 18, AMHERST, NEW HAMPSHIRE 03031
               --------------------------------------------------------
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


          As of March 7, 1997, there were outstanding 2,506,266 shares of the Issuer's Common Stock, $.10 par value, after adjustment for a one-for-five reverse stock split effective November 8, 1996.

                             AMERICAN ELECTROMEDICS CORP.


                                        Index
                                        -----


                                                                           Page
                                                                           ----

     PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets, January 25, 1997 and July 27, 1996 . . . . . 2

                Statements of Income for the Three and Six Months
                   Ended January 25, 1997 and January 27, 1996 . . . . . . . 3

                Statements of Cash Flows for the Six Months Ended
                   January 25, 1997 and January 27, 1996 . . . . . . . . . . 4

                Notes to Financial Statements  . . . . . . . . . . . . . . . 5

     Item 2.    Management's Discussion and Analysis or Plan of Operation  . 6

     PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 6

     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

     PART I - FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS


                                            JANUARY 25, 1997  JULY 27, 1996
                                            ----------------  -------------
                                               (UNAUDITED)

     ASSETS                                            (THOUSANDS)
     Current assets:
     Cash and cash equivalents . . . .        $  760           $  317
     Accounts receivable, net of
       allowance of $11,000:
       Trade . . . . . . . . . . . . .           325              303
       Affiliate . . . . . . . . . . .           239              402
                                              ------           ------
                                                 564              705
     Inventories . . . . . . . . . . .           611              480
     Prepaid and other current assets            354              133
                                              ------           ------
       Total current assets  . . . . .         2,289            1,635

     Property and equipment  . . . . .           430              406
     Accumulated depreciation  . . . .          (380)            (365)
                                              ------           ------
                                                  50               41

     Deferred financing costs  . . . .           153                -
     Investment in affiliate . . . . .           833              876
     Goodwill  . . . . . . . . . . . .           214              219
     Other assets  . . . . . . . . . .           100                -
                                              ------           ------
                                              $3,639           $2,771
                                              ======           ======

     LIABILITIES & STOCKHOLDERS' EQUITY
     Current liabilities:
     Accounts payable  . . . . . . . .        $  262           $  324
     Bank line of credit . . . . . . .           300              300
     Accrued liabilities . . . . . . .            43               38
     Current portion of long-term debt           167               67
                                              ------           ------
       Total current liabilities . . .           772              729

     Long-term debt  . . . . . . . . .           447               94
     Convertible subordinated debentures         720                -

     Stockholders' equity:
     Preferred stock, $.01 par value;
      Authorized - 1,000,000 shares;
      Outstanding-none . . . . . . . .             -                -
     Common stock, $.10 par value;
      Authorized - 20,000,000 shares;
      Outstanding - 2,506,266
      shares at January 25, 1997
      and 2,454,666 shares
      at July 27, 1996 . . . . . . . .           251              245
     Additional paid-in capital  . . .         2,923            2,783
     Retained deficit  . . . . . . . .        (1,474)          (1,080)
                                             -------          -------
       Total stockholders' equity              1,700            1,948
                                              ------           ------
                                              $3,639           $2,771
                                              ======           ======

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                                 STATEMENTS OF INCOME
                                     (Unaudited)



                                                      THREE MONTHS ENDED
                                            -----------------------------------
                                            JANUARY 25, 1997   JANUARY 27, 1996
                                            ----------------   ----------------
                                           (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales . . . . . . . . . . . .            $   523            $  843
     Cost of goods sold  . . . . . . .                282               428
                                                  -------            ------
        Gross profit . . . . . . . . .                241               415

     Selling, general and administrative              374               256
     Research and development  . . . .                 41                48
                                                  -------            ------
        Total operating expenses . . .                415               304
                                                  -------            ------

     Operating income (loss) . . . . .               (174)              111
                                                  -------            ------

     Other income (expenses):
        Undistributed earnings of affiliate           (13)              100
        Interest, net  . . . . . . . .                (34)               (1)
        Other  . . . . . . . . . . . .                (13)                -
                                                  -------            ------
                                                      (60)               99
     Income (loss) before provision
        for income taxes . . . . . . .               (234)              210
     Provision for income taxes  . . .                  -                 8
                                                  -------            ------
     Net income (loss) . . . . . . . .            $  (234)           $  202
                                                  =======            ======
     Weighted average number of common
        and common equivalent shares
        outstanding  . . . . . . . . .          2,506,266         2,455,059
                                                =========         =========

     Earnings (loss) per common and
        common equivalent share  . .              $  (.09)           $  .08
                                                  =======            ======




                                                       SIX MONTHS ENDED
                                            -----------------------------------
                                            JANUARY 25, 1997   JANUARY 27, 1996
                                            ----------------   ----------------
                                           (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales . . . . . . . . . . . .             $1,063            $1,507
     Cost of goods sold  . . . . . . .                594               819
                                                   ------            ------
        Gross profit . . . . . . . . .                469               688

     Selling, general and administrative              689               449
     Research and development  . . . .                 75               108
                                                   ------            ------
        Total operating expenses . . .                764               557
                                                   ------            ------

     Operating income (loss) . . . . .               (295)              131
                                                   ------            ------

     Other income (expenses):
        Undistributed earnings of affiliate           (43)              100
        Interest, net  . . . . . . . .                (43)                3
        Other  . . . . . . . . . . . .                (13)                -
                                                   ------            ------
                                                      (99)              103
     Income (loss) before provision
        for income taxes . . . . . . .               (394)              234
     Provision for income taxes  . . .                  -                10
                                                   ------            ------
     Net income (loss) . . . . . . . .             $ (394)           $  224
                                                   ======            ======
     Weighted average number of common
        and common equivalent shares
        outstanding  . . . . . . . . .          2,481,164         2,447,094
                                                =========         =========

     Earnings (loss) per common and
        common equivalent share  . . .             $ (.16)           $  .09
                                                   ======            ======

                            See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                        SIX MONTHS ENDED
                                              ---------------------------------
                                              JANUARY 25, 1997 JANUARY 27, 1996
                                              ---------------- ----------------
                                                            (Thousands)

     OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . . . . . .    $ (394)       $ 224
     Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Depreciation and amortization  . . . . . . .        33           18
        Undistributed earnings of affiliate  . . . .        43         (100)
        Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . .       141         (109)
         Inventories, prepaid and other current assets    (352)        (336)
         Accounts payable and accrued liabilities. .       (57)          92
                                                        ------        -----
         Net cash used in operating activities . . .      (586)        (211)

     INVESTING ACTIVITIES:
     Investment in affiliate . . . . . . . . . . . .         -         (519)
     Purchase of property and equipment, net . . . .       (24)         (10)
     Payment for product license . . . . . . . . . .      (100)           -
                                                        ------        -----
         Net cash used in investing activities . . .      (124)        (529)

     FINANCING ACTIVITIES:
     Principal payments on long-term debt  . . . . .       (47)         (10)
     Proceeds from long-term debt and bank
      line of credit . . . . . . . . . . . . . . . .       500          500
     Issuance of common stock, net . . . . . . . . .       144           --
     Issuance of convertible subordinated debt . . .       720           --
     Deferred financing costs  . . . . . . . . . . .      (166)          --
     Proceeds from exercise of stock options . . . .         2           --
                                                        ------        -----

          Net cash provided by financing
            activities . . . . . . . . . . . . . . .     1,153          490

     Increase (decrease) in cash and
       cash equivalents  . . . . . . . . . . . . . .       443         (250)
     Cash and cash equivalents,
       beginning of period . . . . . . . . . . . . .       317          505
                                                        ------        -----
     Cash and cash equivalents, end of period  . . .    $  760        $ 255
                                                        ======        =====


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                   JANUARY 25, 1997
                                     (Unaudited)




          1.   BASIS OF PRESENTATION
               ---------------------

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 25, 1997 are not necessarily indicative of the results that may be expected for the year ending July 26, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 27, 1996.

          2.   CORPORATE FINANCING
               -------------------

               In October 1996, the Company completed a private placement (the "Placement") of 12 units (the "Units") at a price of $75,000 per Unit or an aggregate Placement of $900,000. Each Unit consisted of a $60,000 principal amount 14% Convertible Subordinated Debenture due October 31, 1999 (the "Debentures") and 4,000 shares of Common Stock, or an aggregate of $720,000 principal amount of Debentures and 48,000 shares of Common Stock.

               The Debentures are convertible into Common Stock at $3.75 per share upon or after the Debentures are called for redemption or the effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Act"), covering the underlying shares of Common Stock, subject to customary anti-dilution provisions. The Company may call all or part of the Debentures at par, plus accrued interest, at any time after October 31, 1997. The Debentures contain various covenants upon the Company, including a restriction on the payment of cash dividends on its Common Stock.

               Simultaneously with the closing of the Placement, the Company received a Term Loan from its bank. The bank had conditioned the closing of the Term Loan on the Company receiving at least $700,000 from the issuance of subordinated debentures and/or capital stock. The Term Loan is repayable over five years, bears annual interest at prime plus 1/2%, and is guaranteed by the New Hampshire Business Finance Authority. The bank also increased the Company's revolving line of credit to $400,000 from $300,000. As of January 25, 1997 there was
          $300,000 outstanding under this revolving line of credit. The Term Loan and the credit line are secured by a lien on the Company's assets.

               The net proceeds of the Placement and the Term Loan of approximately $1,200,000 will be used for general working capital purposes, including possible acquisitions and marketing.

          3.   REVERSE STOCK SPLIT
               -------------------

               At the Company's annual meeting of stockholders on October 8, 1996, stockholders authorized the Board of Directors to effect a reverse stock split at a ratio to be determined by the Board and when the Board determined it was in the best interest of the Company and the stockholders. In November 1996, the Company announced that its Board of Directors had approved a 1-for-5 reverse stock split, to be effective November 8, 1996. The reverse split reduced the number of shares outstanding to 2,506,266. All prior periods presented have been adjusted to reflect the above reverse stock split.

                        AMERICAN ELECTROMEDICS CORP.


          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

          RESULTS OF OPERATIONS
          ---------------------

          Net sales for the three and six month periods ended January 25, 1997 were $523,000 and $1,063,000, respectively, compared to $843,000 and $1,507,000 for the three and six month periods ended January 27, 1996. The decrease in sales was attributable to a substantial decline in sales in Germany, which had constituted the Company's major international market, intially because of temporary regulatory delays which have become less of a factor in the second quarter, and subsequently because of changes in the reimbursement policy for the Company's products in Germany.

          Cost of sales for the three and six months ended January 25, 1997 were 53.9% and 55.9% of net sales compared to 50.8% and 54.3% of net sales during the same periods in the prior year. The increase in cost as a percentage of sales can be attributed to the product mix and unfavorable overhead variances as a result of decreased manufacturing levels in response to the general industry-wide slowdown.

          Selling, general and administrative expenses for the three and six month periods ended January 25, 1997 were $374,000 and $689,000, respectively, compared to $256,000 and 449,000 for the comparable prior year periods. The increase reflects increased sales and promotional activity, corporate development, regulatory and communications expense.

          Net loss for the three and six month periods ended January 25, 1997 were $234,000, or $.09 per share, and $394,000, or $.16 per share, respectively, compared to net income of $202,000, or $.08 per share, and $224,000, or $.09 per share, for the same periods last year. The decrease in net income is the result of decreased sales along with increases in expenditures for marketing efforts to promote and position the Company's new products, and the Company's corporate development, regulatory and communications efforts.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Working capital of the Company at January 25, 1997 was $1,517,000, compared to $906,000 at fiscal year ended July 27, 1996. The increase of $611,000 was primarily the result of net proceeds of the Company's private placement and Term Loan from its bank of approximately $1,200,000 offset by results of operations.

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


          PART II - OTHER INFORMATION

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed a Form 8-K for an event of November 7, 1996 to report on Item 5 thereof the reverse stock split.


          Exhibits -

          27. Financial Data Schedule

                             AMERICAN ELECTROMEDICS CORP.



                                      SIGNATURES
                                      ----------

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------


          /s/ Noel A. Wren                        Dated: March 10, 1997
          ----------------
          Noel A. Wren
          President


          /s/ Michael T. Pieniazek                Dated: March 10, 1997
          ------------------------
          Michael T. Pieniazek
          Chief Financial Officer

                            EXHIBIT INDEX


            Exhibit     Description
            -------     -----------

               27       Financial Data Schedule