Form 10QSB
period 1997-04-26
AMERICAN ELECTROMEDICS CORP
filed 1997-06-18
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934




          For the Quarterly Period Ended            Commission File Number
                  APRIL 26, 1997                            0-9922
                  --------------                            ------


                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)

                DELAWARE                                      04-2608713
                --------                                      ----------
      (State or Other Jurisdiction                           (IRS Employer
          of Incorporation or                                   ID No.)
              Organization)

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
          YES  X  NO
             ----    ---


          As of June 13, 1997, there were outstanding 2,553,136 shares of the Issuer's Common Stock, $.10 par value, after adjustment for a one-for-five reverse stock split effective November 8, 1996.

                             AMERICAN ELECTROMEDICS CORP.


                                        Index
                                        -----


                                                                       Page
                                                                       ----
          PART I - FINANCIAL INFORMATION


          Item 1.  Financial Statements

                     Balance Sheets, April 26, 1997 and July 27, 1996 .   3

                     Statements of Income for the Three and Nine Months
                       Ended April 26, 1997 and April 27, 1996  . . . .   4

                     Statements of Cash Flows for the Nine Months Ended
                       April 26, 1997 and April 27, 1996  . . . . . . .   5

                     Notes to Financial Statements  . . . . . . . . . .   6

          Item 2.    Management's Discussion and Analysis or
                       Plan of Operation  . . . . . . . . . . . . . . .   7

          PART II - OTHER INFORMATION

          Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . .   7

          Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .   8

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .   9

          PART I  -  FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS

                                         APRIL 26, 1997   JULY 27, 1996
                                         --------------   -------------
                                          (UNAUDITED)

          ASSETS                                   (THOUSANDS)

          Current assets:

          Cash and cash equivalents . .        $  372          $  317

          Accounts receivable, net of
          allowance of $11,000:

            Trade . . . . . . . . . . .           306             303

                                                  264             402
            Affiliate . . . . . . . . .         -----           -----

                                                  570             705

          Inventories . . . . . . . . .           665             480

          Prepaid and other current               309             133
          assets  . . . . . . . . . . .         -----           -----

            Total current assets  . . .         1,916           1,635


          Property and equipment  . . .           442             406

                                                 (388)           (365)
          Accumulated depreciation  . .         -----           -----

                                                   54              41

          Deferred financing costs  . .           141              --

          Investment in affiliate . . .           821             876

                                                  211             219
          Goodwill  . . . . . . . . . .         -----           -----

                                               $3,143          $2,771
                                                =====           =====


          LIABILITIES & STOCKHOLDERS' EQUITY

          Current liabilities:

          Accounts payable  . . . . . .        $  236          $  324

          Bank line of credit . . . . .           300             300

          Accrued liabilities . . . . .           142              38

          Current portion of long-term            167              67
          debt  . . . . . . . . . . . .         -----           -----

            Total current liabilities .           845             729


          Long-term debt  . . . . . . .           410              94

          Convertible subordinated                720              --
          debentures  . . . . . . . . .


          Stockholders' equity:

          Preferred stock, $.01 par
          value; Authorized
           - 1,000,000 shares;                     --              --
           Outstanding-none  . . . . . .

          Common stock, $.10 par value;
          Authorized - 20,000,000 shares;
          Outstanding - 2,553,136
          shares at April 26, 1997 and
          2,454,666 shares                        255             245
          at July 27, 1996  . . . . . .

          Additional paid-in capital  .         2,919           2,783

                                               (2,006)         (1,080)
          Retained deficit  . . . . . .         -----           -----

                                                1,168           1,948
            Total stockholders' equity          -----           -----

                                               $3,143          $2,771
                                                =====           =====

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                                 STATEMENTS OF INCOME
                                     (Unaudited)



                                                 THREE MONTHS ENDED
                                                 ------------------
                                           APRIL 26, 1997    APRIL 27, 1996
                                           --------------    --------------

                                            (THOUSANDS, EXCEPT PER SHARE
                                                      AMOUNTS)

          Net sales . . . . . . . . . .           $ 423           $1,066

                                                    247              519
          Cost of goods sold  . . . . .           -----            -----

              Gross profit  . . . . . .             176              547



          Selling, general and                      411              264
          administrative  . . . . . . .
                                                     10               50
          Research and development  . .           -----            -----

                                                    421              314
              Total operating expenses            -----            -----



          Operating income (loss) . . .            (245)             233



          Other income (expenses):

              Undistributed earnings of             (12)              (7)
              affiliate . . . . . . . .

              Interest, net . . . . . .             (38)             (10)

                                                   (237)              --
              Other . . . . . . . . . .           -----            -----

                                                   (287)             (17)


          Income (loss) before                     (532)             216
          provision for income taxes  .

                                                     --               15
          Provision for income taxes  .           -----            -----

                                                  $(532)          $  201
          Net income (loss) . . . . . .           =====           ======



          Weighted average number of          2,526,965        2,520,787
          common and common equivalent       ==========        =========
          shares outstanding  . . . . .



          Earnings (loss) per common              $(.21)           $ .08
          and common equivalent share .           =====            =====


                                                    NINE MONTHS ENDED
                                                    -----------------
                                              APRIL 26, 1997   APRIL 27, 1996
                                              --------------   --------------

                                              (THOUSANDS, EXCEPT PER SHARE
                                                        AMOUNTS)


          Net sales . . . . . . . . . . . .        $1,486         $2,573

                                                      841          1,338
          Cost of goods sold  . . . . . . .         -----         ------

              Gross profit  . . . . . . . .           645          1,235

          Selling, general and                      1,100            713
          administrative  . . . . . . . . .

                                                       85            158
          Research and development  . . . .         -----         ------

                                                    1,185            871
              Total operating expenses  . .         -----         ------



          Operating income (loss) . . . . .          (540)           364



          Other income (expenses):

              Undistributed earnings of               (55)            93
              affiliate . . . . . . . . . .

              Interest, net . . . . . . . .           (81)            (7)

                                                     (250)            --
              Other . . . . . . . . . . . .         -----         ------

                                                     (386)            86


          Income (loss) before provision for         (926)           450
          income taxes  . . . . . . . . . .

                                                       --             25
          Provision for income taxes  . . .         -----         ------

                                                   $ (926)        $  425
          Net income (loss) . . . . . . . .        ======         ======



          Weighted average number of common     2,495,232      2,471,658
          and common equivalent shares          =========      =========
          outstanding . . . . . . . . . . .



          Earnings (loss) per common and           $ (.37)         $ .17
          common equivalent share . . . . .        ======          =====



                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                             NINE MONTHS ENDED
                                                             -----------------
                                                               APRIL    APRIL
                                                                26,      27,
                                                               1997     1996
                                                               ----     ----

                                                               (THOUSANDS)

          OPERATING ACTIVITIES:

          Net income (loss) . . . . . . . . . . . . . . . .    $(926)  $ 425

          Adjustments to reconcile net income (loss) to net cash used in operating activities:

            Depreciation and amortization . . . . . . . . .       56      26

            Undistributed earnings of affiliate . . . . . .       55     (93)

            Changes in operating assets and liabilities:

              Accounts receivable . . . . . . . . . . . . .      135    (304)

              Inventories, prepaid and other current
                assets  . . . . . . . . . . . . . . . . . .     (361)   (296)

              Accounts payable and accrued liabilities  . .       16       1
                                                               -----   -----

              Net cash used in operating activities . . . .   (1,025)   (241)


          INVESTING ACTIVITIES:

          Investment in affiliate . . . . . . . . . . . . .       --    (519)

          Purchase of property and equipment, net . . . . .      (36)    (14)
                                                               -----   -----

              Net cash used in investing activities . . . .      (36)   (533)


          FINANCING ACTIVITIES:

          Principal payments on long-term debt  . . . . . .      (84)    (26)

          Proceeds from long-term debt and bank line of
             credit . . . . . . . . . . . . . . . . . . . .      500     500

          Issuance of common stock, net . . . . . . . . . .      144      --

          Issuance of convertible subordinated debt . . . .      720      --

          Deferred financing costs  . . . . . . . . . . . .     (166)     --

          Proceeds from exercise of stock options . . . . .        2      10
                                                               -----   -----

              Net cash provided by financing activities . .    1,116     484


          Increase (decrease) in cash and cash equivalents        55    (290)

          Cash and cash equivalents, beginning of period  .      317     505
                                                               -----   -----

          Cash and cash equivalents, end of period  . . . .    $ 372   $ 215
                                                               =====   =====


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                    APRIL 26, 1997
                                     (Unaudited)


          1.   BASIS OF PRESENTATION
               ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 26, 1997 are not necessarily indicative of the results that may be expected for the year ending July 26, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 27, 1996.

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

          Simultaneously with the closing of the Placement, the Company received a Term Loan from its bank. The bank had conditioned the closing of the Term Loan on the Company receiving at least $700,000 from the issuance of subordinated debentures and/or capital stock. The Term Loan is repayable over five years, bears annual interest at prime plus 1/2%, and is guaranteed by the New Hampshire Business Finance Authority. The bank also increased the Company's revolving line of credit to $400,000 from $300,000. As of April 26, 1997 there was $300,000 outstanding under this revolving line of credit. The Term Loan and the credit line are secured by a lien on the Company's assets.

          The net proceeds of the Placement and the Term Loan of approximately $1,200,000 are being used for general working capital purposes, including possible acquisitions and marketing.

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

          4.     OTHER EXPENSES
                 --------------

          The Company expensed $225,000 in the quarterly period ended April 26, 1997 as a result of a strategic change in direction of the business. The Company has decided it will not pursue the development and marketing of a new product technology it licensed in November 1996 from BioFlo Systems, Inc. This amount represents the write-off of the technology and estimates related to the release of outgoing management and associated costs.

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS
          ---------------------

          Net sales for the three and nine month periods ended April 26, 1997 were $423,000 and $1,486,000, respectively, compared to $1,066,000 and $2,573,000 for the three and nine month periods ended April 27, 1996. The decrease in sales was attributable to a substantial decline in sales in Germany, which had constituted the Company's major international market, initially because of temporary regulatory delays which have become less of a factor in the latter part of the third quarter upon receipt of ISO 9000 certification for the manufacture of medical devices, and subsequently because of changes in the reimbursement policy for the Company's products in Germany.

          Cost of sales for the three and nine months ended April 26, 1997 were 58.4% and 56.6% of net sales compared to 48.7% and 52.0% of net sales during the same periods in the prior year. The increase in cost as a percentage of sales can be attributed to the product mix and unfavorable overhead variances as a result of decreased manufacturing levels in response to the general domestic industry-wide slowdown and the previously mentioned decline in sales in Germany.

          Selling, general and administrative expenses for the three and nine month periods ended April 26, 1997 were $411,000 and $1,100,000, respectively, compared to $264,000 and 713,000 for the comparable prior year periods. The increase reflects higher corporate development, including retention of senior level executives, sales and promotional activity, regulatory and corporate communications expenses.

          Net loss for the three and nine month periods ended April 26, 1997 were $532,000, or $.21 per share, and $926,000, or $.37 per share, respectively, compared to net income of $201,000, or $.08 per share, and $425,000, or $.17 per share, for the same periods last year. The decrease in net income is the result of decreased sales along with increases in expenditures for marketing efforts to promote and position the Company's new products, and the Company's corporate development, regulatory and communications efforts. Additionally, included in the three month period ended April 26, 1997 was a $225,000 charge related to a write-off of certain licensed technology and estimates related to the release of outgoing management and associated costs.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Working capital of the Company at April 26, 1997 was $1,071,000, compared to $906,000 at fiscal year ended July 27, 1996. The increase of $165,000 was primarily the result of net proceeds of the Company's private placement and Term Loan from its bank of approximately $1,200,000 offset by results of operations.

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

          PART II. - OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS

          Noel Wren commenced an action against the Company returnable on May 6, 1997 in the Superior Court of New Hampshire, Hillsborough County, seeking damages resulting from the Company's termination of his employment as President and Chief Executive Officer, together with costs and fees, and also a petition to attach. Mr. Wren remains a director of the Company. The Company filed an appearance responding to and denying the allegations and objected to the petition to attach. Management believes that it has sufficient defenses to the claims and it intends to file counterclaims. Discovery has not yet commenced.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarterly period ended April 26, 1997.

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


                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------


          /s/ Thomas A. Slamecka                  Dated:  June 16, 1997
          -------------------------
          Thomas A. Slamecka
          Chairman


          /s/ Michael T. Pieniazek                Dated:  June 16, 1997
          -------------------------
          Michael T. Pieniazek
          President and
          Chief Financial Officer

                                 EXHIBIT INDEX


             Exhibit            Description
             -------            -----------

               27               Financial Data Schedule