Form 10KSB
period 1997-07-31
AMERICAN ELECTROMEDICS CORP
filed 1997-11-14
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB
          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended             July 31, 1997
                                    ---------------------------------------

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from             to
                                         ----------     -------------------
          Commission file number                   0-9922
                                 ------------------------------------------

                             AMERICAN ELECTROMEDICS CORP.
          -----------------------------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

                  Delaware                               04-2608713
          --------------------------             --------------------------
           (State of Incorporation                    (I.R.S. Employer
              or Organization)                       Identification No.)

          13 Columbia Drive, Suite 18, Amherst, New Hampshire    03031
          -----------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

                                    (603) 880-6300
          -----------------------------------------------------------------
                   (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act:  None

          Securities registered under Section 12(g) of the Exchange Act:


                             COMMON STOCK, $.10 PAR VALUE
          -----------------------------------------------------------------
                                    Title of Class

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such
          filing requirements for the past 90 days.   [X] YES   [ ] NO

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          As of October 25, 1997, there were 2,553,136 shares of Common Stock outstanding and the aggregate market value of such Common Stock (based upon the closing bid price on such date) of the Registrant held by non-affiliates was approximately $3,300,000.

          Revenues for the fiscal year ended July 31, 1997 totaled $2,300,000.

          Documents incorporated by reference:  None.

          ITEM 1.   DESCRIPTION OF BUSINESS
                    -----------------------

          THE COMPANY
          -----------

               American Electromedics Corp. (the "Company") is principally engaged in the manufacture and sale of medical testing equipment. A major part of the business is currently based on the manufacture and sale of Tympanometers(registered trademark). The name Tympanometer(registered trademark) is a registered trademark of the Company. The Tympanometer(registered trademark), an automatic impedance audiometer, is a medical diagnostic instrument which, by applying a combination of air pressure and sound to the ear drum, identifies diseases and disorders of the middle ear which are not revealed by standard hearing tests. In September 1995, the Company introduced the Race Car(Trademark) Tympanometer, which is directed for use in screening pre-school children for hearing disorders. In December 1996, the Company began selling the QuikTymp(Trademark) Typanometer, a version of the Race Car Tympanometer that can test for middle ear disease in adults and children.

               The Company also manufactures and sells audiometers which use sound at descending decibel levels to screen for hearing loss. Production and sales of the Pilot(Trademark) Audiometer began in August 1994.

               In the Fall of 1995, the Company decided to increase its presence in the European market. Efforts were made to identify opportunities which would result in greater market penetration for its current product line as well as increased exposure to potential manufacturing partners or joint ventures.

               In January 1996, the Company purchased a fifty (50%) percent interest in Rosch GmbH Medizintechnik, a German corporation ("Rosch GmbH"). Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including the Company's products, to primary care physicians in Europe. In 1997, Rosch GmbH began selling and distributing in markets outside North America, South America and Australia the Viola(TM) intraoral camera system which is designed for use in the dental marketplace.
          The Viola(TM) intraoral camera displays close-up high quality color video images of dental patients' teeth and gums. These images help dentists and other dentalcare workers in displaying dental health and hygiene problems. Using this system, treatment plans discussions and on-going patient information are enhanced as patients can see, understand and accept treatment recommend-ations.

               The Company was granted the exclusive right to market and sell the Viola(TM) system in North America, South America and Australia. In September 1997, the Company received U.S. Food and Drug Administration clearance to sell this system. In November 1997, the Company began the marketing program to introduce the system in the United States.

               In November 1996, the Company effected a one-for-five reverse split of its Common Stock. All share and per share information in this Report is on a post-split basis.


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

          TYMPANOMETER(REGISTERED TRADEMARK)
          ----------------------------------

               The Company recognized that tympanometry had applications beyond the use of the ear specialists and could be used in the recognition and diagnosis of ear disorders by other practitioners if an instrument was developed which was fully automated and produced results which were easily interpreted. Consequently, in 1977, the Company introduced a Company-designed impedance audiometer called the Tympanometer(registered trademark). The Tympanometer(registered trademark) has a rubber tipped probe which is placed against the ear canal for a three second procedure that applies sound and air pressure to the ear drum and produces a graphic (hard copy) representation of the middle ear function. Family practitioners, pediatricians and allergists confront, on a daily basis, problems affecting the middle ear. The principal method of determining the nature of the middle ear problem is through a visual impression obtained with the assistance of a hand-held instrument that is placed in the patient's ear. The graphic result provided by the Tympanometer(registered trademark) eliminates the uncertainties which may result from visual examination. The person administering the Tympanometer(registered trademark) test, who may be a physician, school nurse or other health care professional, can determine from the graph whether the ear condition is caused by an infection, a perforation of the ear drum, a retraction of the ear drum or other pathological condition, and can treat the condition or refer the patient to the appropriate specialist.

               The Company manufactures and sells four different models of Tympanometers(registered trademark).

          PILOT(REGISTERED TRADEMARK) AUDIOMETER
          --------------------------------------

               In August 1994, the Company completed the design process and began production of an audiometer which facilitates the testing for hearing loss in very young children. The Pilot(Trademark) Audiometer performs "select picture" and puretone audiometry and is particularly useful in screening young children for hearing loss because it is as simple as identifying pictures. A test board with twelve easily identifiable pictures is displayed within reach of the child, who is outfitted with a headset connected to an audiometer. The child is then asked, through the headset, to identify ten pictures presented at eight descending decibel levels. Select picture audiometry is a technique developed by the Mayo Clinic in the 1960s and has been used by audiologists for decades. Using new digital voice chip technology, the Company has automated the procedure so that it can be used simply and efficiently in a primary care or screening environment. Since its introduction, the Pilot(Trademark) Audiometer has continued to receive favorable response from the market.

          RACE CAR TYMPANOMETER(REGISTERED TRADEMARK)
          -------------------------------------------

               In fiscal 1996, the Company introduced the Race Car Tympanometer(registered trademark) to the marketplace. The Race Car Tympanometer(registered trademark) is designed to test for middle ear disease in young children using up-dated graphics for visual distraction of the child during testing.

          QUIK TYMP(TRADEMARK) TYMPANOMETER
          ---------------------------------

               In Fiscal 1997, the Company presented the new Quik Tymp(Trademark) Tympanometer line at the Health Industry Distributors Association (HIDA) Meeting. The Quik Tymp(Trademark) Tympanometer tests for middle ear disease in children and adults. This easy to use unit features the Company's "Little Car" visual distraction for testing children and the traditional graph display for adults. The Quik Tymp(Trademark) can include the option of a built-in pure tone audiometer. Marketing commenced in December 1996.

          MARKETING
          ---------

               The market for the Company's audiometric products includes physicians, particularly those in medical specialties such as pediatrics, allergy medicine, family practice, otolaryngology and otology (the latter two specialties deal with diseases of the ear).

               The audiometric products are marketed mainly through independent regional dealers both domestically and internationally who sell principally hearing related health care products. These dealers are retained on a non-exclusive, best efforts basis. The Company also distributes its products throughout Europe using its 50%-owned affiliate Rosch GmbH. For fiscal 1997, Rosch GmbH accounted for 20% of the Company's total sales, having accounted for 41% and 15% of the total sales for the prior two fiscal years.

               The Company participates in exhibitions at major medical, educational and public health conventions. It also advertises its products domestically and internationally in journals for pediatricians, allergists, otolaryngologists, otologists and family practitioners and also for schools, public health clinics and HMOs.

               The Company intends to market the Viola(TM) system on a direct basis using sales leads generated from attendance at trade shows and advertising in the major dental journals and direct mail campaigns to the end user. The Company also intends to distribute this product through selected distributors throughout the United States.

          PRODUCT WARRANTY
          ----------------

               All audiometric products are sold with a one year warranty against defects in parts and workmanship. The Company repairs, at no charge, defects covered by the warranty if the instrument is returned to the Company's factory in Amherst, New Hampshire or to an authorized factory service station. If the repair is performed at the customer's office, there is no charge for warranty work. The Company believes that it has no warranty problem with its audiometric products.

               The Company's intraoral camera system will be sold with a full three year warranty against defects in parts and workmanship.

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

               In Fiscal 1997, the Company received ISO 9000 certification in conformance with the international standard for the manufacture of medical devices.

               The Viola(TM) system is manufactured by Meditronic
          Medizinelektronik GmbH, a German manufacturer of medical camera systems, and which is partially owned by the other 50% owner of Rosch GmbH.

          BACKLOG
          -------

               The Company's total backlog as of July 31, 1997 was $161,000 as compared to total backlog as of July 27, 1996 of $270,000

          PRODUCT DEVELOPMENT
          -------------------

               The Company is continually engaged in product development. As mentioned, the Quik Tymp(Trademark) Tympanometer was introduced in fiscal 1997. The Company is currently exploring new product opportunities both in audiometrics and also in other lines. In fiscal 1997, the Company expended $85,000 for research and development. It expects to continue to incur research and development costs in fiscal 1998 dependent upon the success of the development activities and available funds.

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

          COMPETITION
          -----------

               There has been some recent consolidation among the Company's major competitors in the audiometric business, which has resulted in some price erosion for those products. The major competitive factors are price, utilization of latest technology and ease of use. In fiscal year 1996, the Company completed the redesign of its Tympanometer(registered trademark) line to take advantage of more cost effective technology and to address customer needs.

               The market for intraoral cameras is relatively new. Several companies, including several large public companies are marketing such cameras, and other companies may enter this marketplace. No assurance can be given that the Company will be able to compete against these other companies which may have substantially greater marketing and financial resources than the Company.

          PATENTS
          -------

               The Company does not hold any patents. It has registered trademarks and copyrights for names which it believes are important to its business.

          EMPLOYEES
          ---------

               At July 31, 1997, the Company had 9 employees, of which 3 were management or administrative personnel, 4 were engaged in sales activities, and 2 were engaged in manufacturing and service related activities. In addition, when necessary, the Company uses independent engineering consultants for design support and new product development.

               None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

          ITEM 2.   PROPERTIES
                    ----------

               All of the Company's operations are located in Amherst, New Hampshire in facilities containing 4,000 square feet leased to the Company on a month-to-month basis at $1,625 per month since March 1997 when the prior lease had terminated. The Company believes that these facilities are adequate for its current business needs.


          ITEM 3.   LEGAL PROCEEDINGS
                    -----------------

               On July 29, 1997, the Superior Court of New Hampshire, Hillsborough County, granted partial summary judgment to Noel Wren in the amount of $115,000 as the contractual termination provision under his Employment Agreement in his action against the Company for wrongful termination of his employment as President and CEO. Payment of such judgment is subject to resolution of the Company's pending counterclaims based upon allegations of wrongful conduct by Mr. Wren. Mr. Wren is also seeking liquidated damages and counsel fees. Preliminary discovery has commenced. For additional information, see Item 1 to Part II of the Company's Form 10-QSB for the quarter ended April 26, 1997.


          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    ---------------------------------------------------

                    None.

                                       PART II
                                       -------

          ITEM 5.   MARKET FOR COMMON EQUITY
                    ------------------------
                    AND RELATED STOCKHOLDER MATTERS
                    -------------------------------

          PRINCIPAL MARKET AND SALES PRICES FOR COMPANY'S COMMON STOCK
          ------------------------------------------------------------

               The Common Stock of the Company is traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol AMER. The following table sets forth for the indicated periods the high and low bid prices of the Common Stock for the two fiscal years ended July 31, 1997, and gives effect to a one-for-five reverse stock split effective as of November 8, 1996.


          ---------------------------------------------------------------
              FISCAL PERIOD     FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                     7/31/97             7/27/96
          ---------------------------------------------------------------
                                  HIGH       LOW     HIGH       LOW
          ---------------------------------------------------------------
              First Quarter       $5.16    $3.13    $3.75      $2.66
          ---------------------------------------------------------------
             Second Quarter        4.38     1.88     4.06       2.34
          ---------------------------------------------------------------
              Third Quarter        3.75     1.38     3.44       2.66
          ---------------------------------------------------------------
             Fourth Quarter        1.63      .84     9.06       4.22
          ---------------------------------------------------------------


               At the annual meeting of stockholders held on October 8, 1996, the stockholders authorized the Board of Directors to effect a reverse stock split (any one falling within a range between and including a one-for-one and one-half and a one-for-
          five) of the outstanding Common Stock. The Board of Directors subsequently authorized a one-for-five reverse stock split which was effective as of November 8, 1996.

          APPROXIMATE NUMBER OF HOLDERS OF COMPANY'S COMMON STOCK
          -------------------------------------------------------

               As of October 25, 1997, there were approximately 135 stockholders of record of the Company's Common Stock. The Company believes that a substantial amount of the shares are held in nominee name for beneficial owners.

          DIVIDENDS
          ---------

               The Company has never paid any cash dividends on its Common Stock and its Board of Directors has no present intention of declaring any cash dividends in the foreseeable future.

          ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  ---------------------------------------------------------

               This report contains or refers to forward-looking information including future revenues, products and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from any forward-looking statement include, but are not limited to, technological innovations of competitors, market acceptance of its new products, changes in health care regulations and reimbursements, ability to raise additional capital and on favorable terms, litigation claims, changes in foreign economic conditions or currency translation, government approvals or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.

          RESULTS OF OPERATIONS

               Net sales were $2,309,000 for the fiscal year ended July 31, 1997 ("Fiscal 1997") compared to $3,337,000 during fiscal year ended July 27, 1996 ("Fiscal 1996"). The $1,028,000 decrease in sales result primarily from a substantial decline in sales in Germany, which had constituted the Company's major international market, initially because of temporary regulatory delays which became less of a factor in the third quarter of Fiscal 1997 upon receipt of ISO 9000 certification for the manufacture of medical devices. In addition, changes in the medical reimbursement policy for the Company's products in Germany will continue to negatively impact sales of the Company's current audiometric products.

               Net loss for Fiscal 1997 was $926,000, or $.37 per share, compared to a net income of $442,000, or $.18 per share, for Fiscal 1996. The overall decrease in profits in Fiscal 1997 was primarily the result of the above-mentioned decline in sales in addition to increased debt service costs. The conversion of the Debentures mentioned below should reduce further annual debt service costs by approximately $100,000.

               Cost of sales, as a percentage of net sales, for Fiscal 1997 was 56.8% versus 49.5% for Fiscal 1996. The increase in cost as a percentage of sales can be attributed to the product mix and unfavorable overhead variances as a result of decreased manufact-uring levels in response to the general domestic industry-wide slowdown and the previoulsy mentioned decline in sales in Germany.

               Selling, general and administrative (SG&A) expenses increased and research and development (R&D) expense decreased in Fiscal 1997 over Fiscal 1996. The Company attributes the $355,000 increase in SG&A expenses to increased sales and promotional activity and corporate development expense, including retention of senior level executives, during Fiscal 1997. The Company decreased R&D expenditures in Fiscal 1997 to $85,000 compared to $215,000 in Fiscal 1996 when the Company redesigned its line of tympanometers.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Working capital of the Company at July 31, 1997 was $1,060,000, compared to $906,000 at July 27, 1996. The increase of $154,000 during 1997 was primarily the result of raising $1.4 million through the placement of $720,000 principal amount of 14% Convertible Subordinated Debentures due 1999 (the "Debentures") and related sale of equity securities, together with receiving a $500,000 term loan from its bank, which was offset by operating losses.

               At July 31, 1997, the Company had a revolving line of credit in the amount of $400,000 with interest payable monthly at Wall Street Journal Prime Rate plus 1/2% of which $300,000 was drawn upon, and a term loan with an original principal amount of $500,000 of which $437,000 was then outstanding. In October 1996, the bank had increased the line of credit availability to $400,000 and provided for the term loan, upon the Company raising $900,000 through the issuance of the Debentures and shares of Common Stock. In October 1997, the Company entered into a Forbearance and Workout Agreement (the "Forbearance") with the bank as a result of the Company not being in compliance with certain financial covenants under its loan agreement as of July 31, 1997. Under the Forbearance, the bank waived the non-compliance and the Company agreed to raise an additional $250,000 of equity capital, of which $150,000 would be applied against outstanding term loans, and the line of credit was reduced to $300,000.

               In connection with the October 1997 amendments to the bank arrangements and its efforts to obtain additional equity capital, the conversion price of the Debentures had been reduced from $3.75 to $1.00 per share. As of November 3, 1997, all of the outstanding Debentures were converted into Common Stock at a conversion price of $1.00 per share, or an aggregate of 720,000 shares.

               Currently, the Company is seeking additional capital required under the Forbearance and to fund the Company's entry in the intra-oral dental camera business. The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business.
          The Company is engaged in a private placement of its capital stock. There is no assurance that management will find suitable acquisition candidates or effect the necessary financial arrangements, or that a private placement would not significantly dilute its existing stockholders.

          SELECTED FINANCIAL DATA
          -----------------------


      -----------------------------------------------------------------------
      SUMMARY OF
      OPERATIONS       7/31/97    7/27/96      7/29/95     7/30/94    7/31/93
      -----------------------------------------------------------------------
      Net sales         $2,309     $3,337       $2,443      $1,965     $2,358
      -----------------------------------------------------------------------
      Income (loss)
       before provision
       for income taxes
       & extraordinary
       items             (926)        467          184          61        203
      -----------------------------------------------------------------------
      Net income
      (loss)             (926)        442          172          57        399
      -----------------------------------------------------------------------
      Net income
       (loss) per
       share             (.37)        .18          .08         .03        .25
      -----------------------------------------------------------------------
      Weighted average
       common &
       equivalent
       shares        2,510,296  2,493,854    2,238,483   1,833,666  1,594,651
      -----------------------------------------------------------------------



      ----------------------------------------------------------------
      FINANCIAL POSITION  7/31/97  7/27/96  7/29/95  7/30/94   7/31/93
      ----------------------------------------------------------------
      Total assets         $3,060   $2,771   $1,513     $899    $1,023
      ----------------------------------------------------------------
      Working capital       1,060      906      915      485       402
      ----------------------------------------------------------------
      Long-term debt        1,100       94        0        4         0
      ----------------------------------------------------------------
      Stockholders'
       equity               1,168    1,948    1,196      771       704
      ----------------------------------------------------------------

          Note:  In thousands, except for share and per share amounts.

          ITEM 7.   FINANCIAL STATEMENTS
                    --------------------

                            INDEX TO FINANCIAL STATEMENTS
                            -----------------------------

                                                                       Page

          Report of Ernst & Young LLP, Independent Auditors . . . . . . 11


          Balance Sheets, July 31, 1997 and July 27, 1996 . . . . . . . 12


          Statements of Operations for the Years Ended
            July 31, 1997, July 27, 1996 and July 29, 1995  . . . . . . 13


          Statements of Changes in Stockholders  Equity
            for the Years Ended July 31, 1997, July 27, 1996
            and July 29, 1995 . . . . . . . . . . . . . . . . . . . . . 14


          Statements of Cash Flows for the Years Ended
            July 31, 1997, July 27, 1996 and July 29, 1995. . . . . . . 15


          Notes to Financial Statements . . . . . . . . . . . . . . . . 16

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


          To the Board of Directors and Stockholders
          American Electromedics Corp.

          We have audited the accompanying balance sheets of American Electromedics Corp. as of July 31, 1997 and July 27, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Electromedics Corp. at July 31, 1997 and July 27, 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.


                                           /s/  Ernst & Young LLP


          Manchester, New Hampshire
          September 29, 1997, except as to Note 10, as to which the date is November 3, 1997.

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS


                                                     JULY 31,    JULY 27,
                                                       1997        1996
                                                     --------    --------
                                                         (Thousands)
           ASSETS
           Current Assets:
           Cash and cash equivalents . . . . . .     $  471      $  317
           Accounts receivable, net of allowance
            of $7,000 and $11,000 in 1997 and
            1996, respectively:
             Trade . . . . . . . . . . . . . . .        283         303
             Affiliate . . . . . . . . . . . . .        379         402
                                                      -----       -----
                                                        662         705

           Inventories . . . . . . . . . . . . .        475         480
           Prepaid and other current assets  . .        244         133
                                                      -----       -----
             Total current assets  . . . . . . .      1,852       1,635

           Property and Equipment:
           Machinery and equipment . . . . . . .        361         318
           Furniture and fixtures  . . . . . . .         79          79
           Leasehold improvements  . . . . . . .          9           9
                                                      -----       -----
                                                        449         406
           Accumulated depreciation  . . . . . .       (396)       (365)
                                                      -----       -----
                                                         53          41

           Deferred financing costs  . . . . . .        128          --
           Investment in affiliate . . . . . . .        819         876
           Goodwill  . . . . . . . . . . . . . .        208         219
                                                      -----       -----
                                                     $3,060      $2,771
                                                      =====       =====

           LIABILITIES & STOCKHOLDERS' EQUITY
           Current Liabilities:
           Accounts payable  . . . . . . . . . .     $  187      $  324
           Bank line of credit . . . . . . . . .        300         300
           Accrued liabilities . . . . . . . . .        153          38
           Current portion of long-term debt . .        152          67
                                                      -----       -----
              Total current liabilities  . . . .        792         729

           Convertible subordinated debentures .        720          --
           Long-term debt  . . . . . . . . . . .        380          94

           Stockholders' Equity:
           Preferred stock, $.01 par value;
            Authorized-1,000,000 shares;
            Outstanding-none . . . . . . . . . .         --          --
           Common stock, $.10 par value;
            Authorized- 20,000,000 shares;
            Outstanding- 2,553,136 and 2,454,666
            shares in 1997 and 1996, respectively       255         245
           Additional paid-in capital  . . . . .      2,919       2,783
           Retained deficit  . . . . . . . . . .     (2,006)     (1,080)
                                                      -----       -----
              Total stockholders' equity . . . .      1,168       1,948
                                                      -----       -----
                                                     $3,060      $2,771
                                                      =====       =====

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF OPERATIONS

                                                   YEARS ENDED
                                       -----------------------------------
                                         JULY 31,    JULY 27,    JULY 29,
                                          1997        1996        1995
                                        --------    --------    --------
                                          (Thousands, except per share
                                                    amounts)

           Net sales . . . . . . . .     $2,309       $3,337     $2,443
           Cost of goods sold  . . .      1,311        1,652      1,371
                                         ------       ------     ------
              Gross profit . . . . .        998        1,685      1,072

           Selling, general and           1,394        1,039        719
            administrative . . . . .
           Research and development          85          215        182
                                         ------       ------     ------
              Total operating             1,479        1,254        901
               expenses  . . . . . .     ------       ------     ------

           Operating income (loss) .       (481)         431        171

           Other income (expenses):
              Undistributed earnings        (57)          52         --
               (loss) of affiliate .
              Interest, net  . . . .       (125)         (16)         9
              Other  . . . . . . . .       (263)          --          4
                                         ------       ------     ------
                                           (445)          36         13

           Income (loss) before            (926)         467        184
            provision for income
            taxes  . . . . . . . . .
           Provision for income             --            25         12
            taxes  . . . . . . . . .     ------       ------     ------

           Net income (loss) . . . .     $ (926)      $  442     $  172
                                         ======       ======     ======

           Earnings (loss) per
           common and common
           equivalent share  . . . .     $ (.37)      $  .18     $  .08
                                         ======       ======     ======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                 COMMON STOCK
                                                 ------------
                                              SHARES       AMOUNT
                                             ---------------------
                                                  (THOUSANDS)

    Balance at July 30, 1994  . . . . .        1,838      $ 184

    Exercise of stock options . . . . .          505         50
                                                 --          --
    Net income  . . . . . . . . . . . .       ------      -----

    Balance at July 29, 1995  . . . . .        2,343        234

    Investment in affiliate . . . . . .          100         10
    Exercise of stock options . . . . .           11          1
                                                 --         --
    Net income  . . . . . . . . . . . .       ------      -----

    Balance at July 27, 1996  . . . . .        2,454        245

    Sale of capital stock . . . . . . .           48          5
    Exercise of stock options, net  . .           51          5
                                                 --         --
    Net loss  . . . . . . . . . . . . .       ------      -----

                                               2,553      $ 255
    Balance at July 31, 1997  . . . . .       ======      =====


                                        ADDITIONAL                     TOTAL
                                           PAID-IN   RETAINED   STOCKHOLDERS'
                                           CAPITAL    DEFICIT         EQUITY
                                        ------------------------------------
                                                      (THOUSANDS)

    Balance at July 30, 1994  . . . . .   $ 2,281    $(1,694)        $  771

    Exercise of stock options . . . . .       203         --            253
                                               --        172            172
    Net income  . . . . . . . . . . . .   -------    -------          -----

    Balance at July 29, 1995  . . . . .     2,484     (1,522)         1,196

    Investment in affiliate . . . . . .       290         --            300
    Exercise of stock options . . . . .         9         --             10
                                               --        442            442
    Net income  . . . . . . . . . . . .   -------    -------          -----

    Balance at July 27, 1996  . . . . .     2,783     (1,080)         1,948

    Sale of capital stock . . . . . . .       139         --            144
    Exercise of stock options, net  . .        (3)        --              2
                                               --       (926)          (926)
    Net loss  . . . . . . . . . . . . .   -------    -------          -----

                                          $ 2,919    $(2,006)        $1,168
    Balance at July 31, 1997  . . . . .   =======    =======         ======



                              See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED
                                                   ----------------------------
                                                   JULY 31, 1997  JULY 27, 1996
                                                   -------------  -------------
                                                           (Thousands)


      OPERATING ACTIVITIES:
      Net income (loss) . . . . . . . . . . . .          $(926)         $442
      Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
      Depreciation and amortization . . . . . .             80            38
      Provision for doubtful accounts . . . . .             (4)           --
      Undistributed earnings (loss) of affiliate            57           (52)
      Changes in operating assets and
        liabilities:
        Accounts receivable . . . . . . . . . .             43          (274)
        Inventories, prepaid and other current
          assets  . . . . . . . . . . . . . . .           (106)         (317)
                                                           (22)           49
        Accounts payable and accrued liabilities         -----         -----
      Net cash provided by (used in) operating
        activities  . . . . . . . . . . . . . .           (878)         (114)

      INVESTING ACTIVITIES:
      Investment in affiliate . . . . . . . . .             --          (519)
                                                           (39)          (22)
      Purchase of property and equipment, net .          -----         -----
      Net cash used in investing activities . .            (39)         (541)

      FINANCING ACTIVITIES:
      Principal payments on long-term debt  . .           (129)          (43)
      Proceeds from long-term debt and bank line
        of credit . . . . . . . . . . . . . . .            500           500
      Issuance of common stock, net . . . . . .            144            --
      Issuance of convertible subordinated debt            720            --
      Deferred financing costs  . . . . . . . .           (166)           --
                                                             2            10
      Proceeds from exercise of stock options .          -----         -----

                                                         1,071           467
      Net cash provided by financing activities          -----         -----

      Increase (decrease) in cash and cash
        equivalents . . . . . . . . . . . . . .            154          (188)
      Cash and cash equivalents, beginning of              317           505
        year  . . . . . . . . . . . . . . . . .          -----         -----
                                                          $471          $317
      Cash and cash equivalents, end of year  .          =====         =====

      NONCASH TRANSACTION:
       Stock issued for investment in affiliate             --          $300



                                                                YEARS ENDED
                                                               -------------
                                                               JULY 29, 1995
                                                               -------------
                                                                (Thousands)

      OPERATING ACTIVITIES:
      Net income (loss) . . . . . . . . . . . . . . . . . . .      $172
      Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . . .        35
      Provision for doubtful accounts . . . . . . . . . . . .         8
      Undistributed earnings (loss) of affiliate  . . . . . .        --
      Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . .      (277)
        Inventories, prepaid and other current assets . . . .      (114)
        Accounts payable and accrued liabilities  . . . . . .       195
                                                                   ----
      Net cash provided by (used in) operating activities . .        19

      INVESTING ACTIVITIES:
      Investment in affiliate . . . . . . . . . . . . . . . .        --
      Purchase of property and equipment, net . . . . . . . .       (26)
                                                                   ----
      Net cash used in investing activities . . . . . . . . .       (26)

      FINANCING ACTIVITIES:
      Principal payments on long-term debt  . . . . . . . . .        (6)
      Proceeds from long-term debt and bank line of credit  .        --
      Issuance of common stock, net . . . . . . . . . . . . .        --
      Issuance of convertible subordinated debt . . . . . . .        --
      Deferred financing costs  . . . . . . . . . . . . . . .        --
      Proceeds from exercise of stock options . . . . . . . .       253
                                                                   ----

      Net cash provided by financing activities . . . . . . .       247
                                                                   ----

      Increase (decrease) in cash and cash equivalents  . . .       240
      Cash and cash equivalents, beginning of year  . . . . .       265
                                                                   ----
      Cash and cash equivalents, end of year  . . . . . . . .      $505
                                                                  =====

      NONCASH TRANSACTION:
       Stock issued for investment in affiliate . . . . . . .         -


                         See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                    JULY 31, 1997


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

     Goodwill
     --------

        Goodwill is the purchase price in excess of the fair value of net assets acquired at the Company's date of acquisition. Goodwill is being amortized on a straight-line basis over 40 years. Amortization expense for each of the years ended 1997, 1996, and 1995 was $11,000. Accumulated amortization at July 31, 1997 and July 27, 1996 is $242,000 and $231,000, respectively.

     Use of Estimates
     ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Stock Options
     -------------

        The Company grants stock options for a fixed number of shares to employees and others with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Income Taxes
     ------------

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        The Company deferred tax assets, net of deferred tax liabilities, (which result primarily from net operating loss carryforwards, accrued expenses and excess tax depreciation over book depreciation) as of July 31, 1997 and July 27, 1996 are $561,000 and $248,000, respectively.
     SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists and therefore has maintained a valuation allowance of $561,000 and $248,000 as of July 31, 1997 and July 27, 1996, respectively. As of July 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of $1,286,000 that expire from 2004 to 2012.

        The net provision for income taxes for the years ended July 31, 1997, July 27, 1996 and July 29, 1995 of $-0-, $25,000, and $12,000,
     respectively, are comprised entirely of currently payable state income taxes. There was no current Federal income tax provision due to the utilization of net operating loss carryforwards. Approximately $-0-, $511,000 and $190,000 of the Federal net operating loss carryforward was utilized during the years ended July 31, 1997, July 27, 1996 and July 29, 1995, respectively.

     Recent Accounting Pronouncement
     -------------------------------

        In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128) which will simplify the calculation of earnings per share (EPS) and achieve comparability with the recently issued International Accounting Standard. SFAS 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. Subsequent to the effective date, all prior period EPS amounts are required to be restated to conform to the provisions of SFAS 128. The Company's adoption is not expected to have a material effect on EPS reported in its financial statements.

     Reverse Stock Split
     -------------------

        In November 1996, the Company effected a one-for-five reverse stock split. The weighted average shares outstanding and all share, stock option share and per share amounts included in the accompanying financial statements and notes have been restated giving retroactive effect to the reverse stock split. Certain amounts in fiscal 1996 and 1995 with respect to par value of common stock and additional paid-in capital have been reclassified to effect the reverse stock split.


     2. INVENTORIES:
        ------------

        Inventories consist of the following at:

                                         July 31,     July 27,
                                         --------     --------
                                           1997         1996
                                           ----         ----

               Raw materials             $264,000     $339,000
               Work-in-process             31,000       51,000
               Finished goods            $180,000     $ 90,000
                                         --------     --------
                                         $475,000     $480,000
                                         ========     ========

     3. INVESTMENT IN AFFILIATE:
        ------------------------

        In January 1996, the Company invested $519,000 of cash and issued 100,000 shares of its common stock for a fifty percent interest in Rosch GmbH Medizintechnik ("Rosch GmbH"). This investment is being accounted for by the Company under the equity method of accounting. Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including the Company's products, to primary care physicians throughout Europe. In January 1996, Rosch
     GmbH sold its exclusive distributorship rights for a manufacturer's ear, nose, and throat ("ENT") line of products in order to concentrate on the Company's products as well as other healthcare products. At July 31, 1997, the investment in Rosch GmbH exceeded the Company's share of the underlying net assets by approximately $646,000. This amount is being amortized over twenty-five years. Amortization expense for the years ended July 31, 1997 and July 27, 1996 was $28,000 and $16,000, respectively.

        Summarized unaudited financial information of Rosch GmbH is as follows:

                                    Year Ended       7 Months Ended
                                   July 31, 1997      July 27, 1996
                                   -------------     --------------

      Sales . . . . . . . . . .     $3,920,000         $1,893,000
      Gross profit  . . . . . .      1,340,000            853,000
      Net (loss) income . . . .        (58,000)           136,000
      Current assets  . . . . .      2,435,000          1,365,000
      Non-current assets  . . .        211,000            179,000
      Current liabilities . . .      1,687,000            770,000
      Non-current liabilities .        737,000            370,000


     4. DEBT:
        -----

        In 1996, the Company entered into a term loan agreement with a bank. The loan is payable in equal monthly installments through December 1998. Interest is based on the Wall Street Journal Prime Rate plus 1/2% (9.0% as of July 31, 1997). As of July 31, 1997, there was $95,000 outstanding under this loan.

        In October 1996, the Company completed a placement (the "Placement") of 12 units (the "Units") at a price of $75,000 per Unit, or an aggregate of $900,000. Each Unit consisted of a $60,000 principal amount 14% Convertible Subordinated Debenture due October 31, 1999 (the "Debenture") and 4,000 shares of Common Stock, or an aggregate of $720,000 principal amount of Debentures and 48,000 shares of Common Stock.

        The Debentures are convertible into Common Stock at $3.75 per share upon or after the Debentures are called for redemption or the effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Act"), covering the underlying shares of Common Stock, subject to customary anti-dilution provisions. The Company may call all or part of the Debentures at par, plus accrued interest, at any time after October 31, 1997. The Debentures contain various covenants, including a restriction on the payment of cash dividends on its Common Stock.

        In October 1996, the Company received a $500,000 Term Loan from its bank and the Company's revolving line of credit was increased to $400,000 from $300,000. The bank had conditioned the closing of the Term Loan on the Company receiving at least $700,000 from the issuance of subordinated debentures and/or capital stock, which condition was fulfilled by the Placement. The Term Loan is repayable over five years, bears annual interest at prime plus 1/2%. As of July 31, 1997 there was $437,000 outstanding under the Term Loan and $300,000 outstanding under this revolving line of credit.

        Borrowings under the bank loans are collateralized by essentially all of the assets of the Company.

        Principal payments due on long-term debt are as follows:


                               1998   $  152,000
                               1999      173,000
                               2000      895,000
                               2001       32,000
                                      ----------
                                      $1,252,000
                                      ==========

        As of July 31, 1997, the Company was not in compliance with certain financial covenants under its loan agreement. As a result, the Company received waivers and entered into a Forbearance and Workout Agreement with the bank as described in Note 10.

     5. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
        -----------------------------------------------

               Earnings per common and common equivalent share is computed using the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Earnings per common and common equivalent share for the years ended July 31, 1997, July 27, 1996 and July 29, 1995 were computed using weighted average shares outstanding of 2,510,296, 2,493,854 and 2,238,483, respectively. Earnings per common share -- assuming full dilution is the same amount as earnings per common and common equivalent share.


     6. STOCK OPTIONS:
        -------------

        In 1988, the Company adopted the 1987 Nonqualified Stock Option Plan providing for the issuance of up to 200,000 shares of the Company's common stock. This Plan expired in July 1997 and no options remain outstanding thereunder.

        In 1995, the Company granted certain officers options to purchase a total of 50,000 shares of the Company's common stock at fair market value on the date of grant. During fiscal 1997, options to purchase 3,550 shares of common stock were exercised and options for 16,450 shares were canceled. There remains outstanding an option for 30,000 shares which is exercisable and expires no later than four years from the date of grant.

        In 1996, the Company granted to a consultant an option to purchase a total of 13,000 shares of the Company's common stock at fair market value on the date of grant. The option is exercisable and expires no later than three years from the date of grant.

        In October 1996, the Company's stockholders approved the 1996 Stock Option Plan providing for the issuance of up to 300,000 shares of the Company's common stock. The plan is administered by the Board of Directors or an Option Committee. Options granted under this Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of all the option cannot be less than the fair market value at the date of grant.

     FAS 123 DISCLOSURE

        Pro forma information regarding net income (loss) is required by FAS 123 (Stock-Based Compensation), which requires that the information be determined as if the Company had accounted for its employee stock options grants under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           OPTIONS
                                                    1997             1996
                                                 ---------------------------
      Expected life (years)                            4.7                4
      Interest rate                                      6%               6%
      Volatility                                      1.15             1.13
      Dividend yield                                   0.0%             0.0%


        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because FAS 123 is applicable only to options granted subsequent to July 29, 1995, its pro forma effect will not be fully reflected until fiscal year 1999. The Company's pro forma information is as follows:

                                                       1997            1996
                                                   --------------------------
      Pro forma net income (loss)                  $(1,238,759)      $429,134
      Pro forma net income (loss) per share        $     (0.49)      $   0.17


     Option activity for the years ended 1997, 1996 and 1995 is summarized below:

                                1997                    1996
                       ---------------------------------------------
                                    Weighted                Weighted
                                    Average                 Average
                                    Exercise                Exercise
                         Shares      Price       Shares      Price
                        -------------------------------------------
      Outstanding at
        beginning of
        year            133,000      $1.58      131,000      $0.93

        Granted         480,000       3.36       13,000       7.50

        Expired or
          canceled     (136,000)      3.45           --         --

        Exercised      ( 74,000)      0.66     ( 11,000)      0.94
                       --------                --------

      Outstanding at   (403,000)      3.23     (133,000)      1.58
        end of year    ========                ========

      Exercisable at   (111,000)      3.11     (107,000)      0.87
        end of year    ========                ========

      Available for    (240,000)                (10,000)
        future grants  ========                 =======

      Weighted
        average fair
        value of
        options
        granted
        during year                  $2.54                   $4.52

                                                 1995
                                         -------------------

                                                     Weighted
                                                      Average
                                                     Exercise
                                           Shares      Price
                                         -------------------
                        Outstanding at
                          beginning of
                          year            585,000    $0.53

                          Granted         120,000     0.93

                          Expired or
                          canceled       ( 69,000)    0.68

                                         (505,000)    0.50
                          Exercised      --------

                        Outstanding at    131,000     0.93
                          end of year    ========

                        Exercisable at     11,000     0.94
                          end of year    ========

                        Available for      10,000
                        future grants    ========

                        Weighted
                          average fair
                          value of
                          options
                          granted
                          during year


     The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 1997:


                                           Options Outstanding
                                          ---------------------
                                                         Weighted
                                                          Average
                                                         Remaining
                      Range of Exercise      Number     Contractual
                            Prices        Outstanding      Life
                      ---------------------------------------------
                     $1.41                   30,000       1 Year
                     $3.00 - $4.37          360,000       1 Year
                     $7.50                   13,000       3 Years
                                            -------

                                            403,000
                                            =======

                                              Options Exercisable
                                        -------------------------------
                                       Weighted                Weighted
                                        Average                Average
                                       Exercise    Number      Exercise
             Range of Exercise Prices    Price   Exercisable    Price
             ----------------------------------------------------------
             $1.41                      $1.41       30,000      $1.41
             $3.00 - $4.37               3.23       68,000       3.00
             $7.50                       7.50       13,000       7.50
                                                   -------

                                                   111,000
                                                   =======


     7. OTHER EXPENSES
        --------------

        The Company incurred $225,000 in other charges during 1997 as a result of a strategic change in direction of its business. The Company decided it would not pursue the development and marketing of a new product technology it licensed in November 1996 from BioFlo Systems, Inc. This amount represents the write-off of the technology and estimates related to the release of outgoing management and associated costs.


     8. COMMITMENTS:
        -----------

        The Company leased its principal offices and manufacturing facility under an operating lease which expired in March 1997. Since that time the Company has leased the facilities on a month-to-month basis. Rent expense for the year ended July 31, 1997 was $15,500 and for the years ended July 27, 1996 and July 29, 1995 was $13,500 and $12,000, respectively.


     9. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
        ------------------------------------------------

        The Company's primary customers are in the medical field. At July 31, 1997 and July 27, 1996, substantially all accounts receivable balances are concentrated in this industry. The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without regard to collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

        A major customer of the Company accounted for 20%, 41% and 15% of the Company's net sales for the years ended July 31, 1997, July 27, 1996 and July 29, 1995, respectively.

     10. SUBSEQUENT EVENTS
         -----------------

        The Company entered into a Forbearance and Workout Agreement with its bank on October 28, 1997 as a result of it not being in compliance with certain financial covenants under its loan agreement as of July 31, 1997. The bank has waived the non-compliance and the Company agreed to, among other things, raise an additional $250,000 of equity capital and to apply $150,000 of such amount against outstanding term loans. Additionally, as part of this Agreement, the Company's revolving line of credit was reduced to $300,000. Certain of the loan agreement financial covenants were also amended to more reasonably reflect the Company's current financial position.

               In connection with the October 1997 amendments to the bank arrangements and its efforts to obtain additional equity capital, the conversion price of the Debentures had been reduced from $3.75 to $1.00 per share. As of November 3, 1997, all $720,000 of the Debenture holders have elected to convert. As a result of this conversion, the Company reduced its long-term debt by $720,000 and issued 720,000 shares of common stock. The Company also will record a change of approximately $100,000 to write-off deferred financing costs capitalized upon initial issuance of the Debentures.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ---------------------------------------------
             ACCOUNTING AND FINANCIAL DISCLOSURE
             -----------------------------------

             None.

                                       PART III
                                       --------

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             --------------------------------------------
             CONTROL PERSONS; COMPLIANCE WITH SECTION
             ----------------------------------------
             16(a) OF THE EXCHANGE ACT
             -------------------------

        The following table sets forth certain information concerning the directors and executive officers of the Company as of October 25, 1997.

                                                               Year Became
              Name         Age    Position with the Company     Director
              ----         ---    -------------------------     --------

     Thomas A. Slamecka     57   Chairman of the Board and        1996
                                   Director
     Michael T. Pieniazek   39   President and Chief
                                   Financial Officer               N/A
     Kenneth Levy           51   Director                         1995
     Marcus R. Rowan        36   Director                         1996
     Noel A. Wren           48   Director                         1989
     Joseph Wear            63   Director                         1995

        The terms of the Board of Directors will expire at the next annual meeting of stockholders. The Company's officers are elected by the Board of Directors and hold office at the will of the Board.

        Thomas A. Slamecka has been Chairman of the Board for the Company since February 1997, and a director of the Company since October 1996. Mr. Slamecka was President of the ConAgra Poultry Company, Inc., Duluth, Georgia, from 1995 to February 1997. From 1990 to 1994, he was President and Chief Executive Officer of CEEC Inc., Atlanta, Georgia.

        Michael T. Pieniazek has been President of the Company since April 1997 and Chief Financial Officer since July 1995. From 1987 to 1995, Mr. Pieniazek served in various executive positions, the last having been Executive Vice President and Chief Financial Officer, for Organogenesis Inc., a Massachusetts-based, biotechnology company. From 1980 to 1987, Mr. Pieniazek was an auditor with Coopers & Lybrand LLP.

        Kenneth Levy has been a director of the Company since March 1995. Since March 1997, he has been a Senior Managing Director of Janssen/Meyers Associates, L.P., an investment banking firm in New York, New York. From 1993 to March 1997, he was an investment banker for Marshall, Alexander & Marshall, Inc. In 1990, Mr.Levy founded MR International Enterprises, which owned various Russian companies, and served as its President from 1990 to 1994.

        Marcus R. Rowan has been a director of the Company since October 1996. For more than the past five years he has been President of Berkshire Interests, Inc., Dallas, Texas, which specializes in commercial real estate and investments.

        Joseph Wear has been a director of the Company since March 1995. Since November 1995, he has been Executive Director of Wellness Community-Delaware, a provider of psychosocial support to people with cancer in their families. From 1987 to 1995, he was a partner in Philadelphia Entrepreneurial Partners which was engaged in management consulting to small and medium business. From 1970 to 1987, Mr. Wear was President and Chief Executive Officer of Summit Airlines.

             Noel A. Wren has been a director of the Company since 1989, was President and Chief Executive Officer of the Company from November 1988 and October 1992, respectively, through March 1997, and served as Chief Operating Officer and Chief Financial Officer of the Company from November 1988 to October 1992. Since March 1997, he has been self-employed.

        In October 1996, the Company granted each director an option under the 1996 Stock Option Plan for 10,000 shares of Common Stock exercisable at $4.38 per share vesting after one year and terminating no later than five years from grant.

        There is no family relationship among the directors or executive officers of the Company.


     ITEM 10. EXECUTIVE COMPENSATION
              ----------------------

             The following table sets forth all cash compensation for the fiscal year ended July 31, 1997 of the executive officers whose compensation exceeded $100,000 and of all executive officers as a group for services rendered to the Company.

     CASH COMPENSATION TABLE                                      #       LONG
                                                               OPTIONS    TERM
        NAME AND PRINCIPAL POSITION   YEAR   SALARY   BONUS    GRANTED   AWARDS
      -------------------------------------------------------------------------
      Noel A. Wren, President &       1997  $ 76,000      --   10,000       --
      Chief Executive Officer 1./     1996   105,000  $10,700     --        --
                              ---     1995    97,500      --      --        --
      -------------------------------------------------------------------------
      Michael T. Pieniazek,           1997  $113,000      --      --        --
      President & CFO 2./
                      ---
      -------------------------------------------------------------------------
      ---------------------------------
      1./     Mr. Wren's employment terminated in March 1997.
      ---
      2./     Mr. Pieniazek became President in April 1997 and continues to
      ---     serve as Chief Financial Officer.

        Mr. Wren was furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use as the amounts were not material.

        As of July 31, 1995, the Company had entered into an Employment Agreement with Noel Wren to serve as President and Chief Executive Officer of the Company for a term of three years terminating on July 31, 1998. The Company terminated the Agreement in March 1997, see Item 3 "Legal Proceedings" in this Report. Under the Agreement, Mr. Wren was to receive an annual base salary of $115,000 for fiscal 1997.

        As of February 5, 1997, the Company entered into an Employment Agreement with Thomas A. Slamecka to serve as Chairman of the Board for an initial term terminating on January 31, 2000, subject to renewals. Mr. Slamecka receives an annual base salary of $100,000, plus a bonus equal to 10% of the amount that consolidated net after-tax operating profits exceeds $500,000, provided for such year the Company earns a 15% return on its Common Stock equity. In addition, the Company agreed to make available loans to Mr. Slamecka in the amount of $8,333 per month due upon certain events, see Item 12 "Certain Relationships and Related Transactions" in this Report. The Employment Agreement also provides for the Company to issue 100,000 shares of Common Stock to Mr. Slamecka in the event that during the term of his employment the closing price for the Common Stock is at least $60 per share for a period of 20 consecutive trading days and for the grant of options to him for the purchase of 300,000 shares of Common Stock at fair market value of the Company's Common Stock on the date of grant, vesting immediately as to 30,000 shares and the balance vesting monthly over the initial term.

     AGGREGATED OPTION EXERCISES FOR THE FISCAL YEAR ENDED JULY 31, 1997 AND FY-END OPTION VALUES

   ---------------------------------------------------------------------------
                                                   NUMBER OF       VALUE OF
                                                   UNEXERCISED    UNEXERCISED
                                                     OPTIONS     IN-THE-MONEY
                                                      AT FY-        OPTIONS
                                                      END ($)       AT FY-
                                                                    END ($)
   ---------------------------------------------------------------------------
           NAME           SHARES        VALUE
                        ACQUIRED ON    REALIZED   EXERCISABLE/   EXERCISABLE/
                        EXERCISE (#)     ($)      UNEXERCISABLE  UNEXERCISABLE
   ---------------------------------------------------------------------------
   Noel A. Wren             --           --           -0-            -0-
   ---------------------------------------------------------------------------
   Michael T. Pieniazek     --           --        30,000/0          --
   ---------------------------------------------------------------------------


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              ---------------------------------------------------
              MANAGEMENT
              ----------

        The following table sets forth information as of October 25, 1997 concerning (i) persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and executive officer of the Company listed in the compensation table and (iii) by all directors and executive officers as a group. Note: stock options are considered presently exercisable if exercisable within 60 days of October 25, 1997.

                                                 AMOUNT &
                                                 NATURE OF    PERCENT
      NAME AND ADDRESS OF                       BENEFICIAL      OF
       BENEFICIAL OWNER*         STATUS          OWNERSHIP     CLASS
       --------------------------------------------------------------
      Kenneth Levy         Director             114,839 shs1   4.5%
      ---------------------------------------------------------------
      Marcus R. Rowan      Director              91,550 shs2   3.5%
      ---------------------------------------------------------------
                           Director and
      Thomas A. Slamecka   Chairman             195,000 shs3   7.2%
      ---------------------------------------------------------------
      Joseph Wear          Director              66,825 shs4   2.6%
      ---------------------------------------------------------------
      Noel A. Wren         Director             208,000 shs4   8.1%
      ---------------------------------------------------------------
      Michael T. Pieniazek President and CFO     32,000 shs5   1.2%
      ---------------------------------------------------------------
      All Officers and
      Directors as a
      Group (6 persons)                         708,214 shs6   25.1%
      ---------------------------------------------------------------

     * The address of the persons listed above is c/o American Electromedics Corp., 13 Columbia Drive, Suite 18, Amherst, New Hampshire 03031.


     ---------------

     1 Includes (i) 8,520 shares owned by Mr. Levy's wife and his minor children as to which shares he disclaims beneficial ownership and (ii) presently exercisable options for 10,000 shares.
     2 Includes (i) 30,000 shares underlying Debentures and (ii) presently exercisable options for 10,000 shares. Represents shares owned directly by Mr. Rowan and by his IRA account.
     3 Includes (i) presently exercisable options for 105,000 shares and (ii) 60,000 shares underlying Debentures.
     4  Includes presently exercisable options for 10,000 shares.
     5  Includes presently exercisable options for 30,000 shares.
     6  Includes (i) presently exercisable options for 175,000 shares and
        (ii) 90,000 shares underlying Debentures.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

        On March 24, 1995, Alan Gelband Company, Inc., which is owned by Alan Gelband, who was a director and principal stockholder of the Company, entered into an Agreement with the Company to provide general advice regarding the Company's finances, including assistance in the raising of capital and evaluation of potential acquisitions. Under the terms of the Agreement, the Company paid to Mr. Gelband a base fee of $2,500 per month. As of October 1, 1997, in connection with Mr. Gelband's agreement to sell substantially all of his interest in the Company's Common Stock and Debentures to third parties, he resigned as a director, terminated the Agreement, entered into mutual releases with the Company, and agreed to certain restrictions regarding his future interests in the Company's securities.

        As of July 31, 1997, the Company had loaned Thomas A. Slamecka, Chairman of the Board, an aggregate of $41,666 pursuant to his Employment Agreement. The Employment Agreement provides that the Company make available to Mr. Slamecka a loan in the amount of $8,333.33 each month during the initial term of such Agreement. The loans bear interest at 7% per annum and mature on the earliest of (i) March 2002, (ii) two years after termination of the Employment Agreement other than termination for cause by the Company or
     (iii) upon the Company terminating the Agreement for cause; provided that the loan would be forgiven (A) if Mr. Slamecka remains in the employ throughout the initial term, (B) the Company terminates the Agreement other than for cause, or (C) upon acquisition or change of control of the Company. Mr. Slamecka has the election to repay the loans either in cash or in securities of the Company.


     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

     (A) EXHIBITS:

     3.1.1 Certificate of Incorporation of Registrant (filed as Exhibit 3(a)(1) to Registration No. 2-71775, and incorporated herein by reference)

     3.1.2 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on January 27, 1987 (filed as Exhibit 3(a)(2) Registrant's Form 10-Q for the fiscal quarter ended January 31, 1987, and incorporated herein by reference)

     3.1.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on October 9, 1990 (filed as Exhibit 3(a)(3) to Registrant's Form 10-K for the fiscal year ended July 28, 1990, and incorporated herein by reference)

     3.1.4* Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on November 7, 1996.

     3.2 By-Laws of Registrant (filed as Exhibit 3(b) to Registration No. 2-71775, and incorporated herein by reference)

     3.3 Amendments to the By-Laws of Registrant (filed as Exhibit 3(c) to Registrant's 1990 Form 10-K and incorporated herein by reference)

     10.1.1 Lease of Premises at Amherst, New Hampshire, dated December 10, 1991, between Registrant and Norwich Associates (filed as Exhibit
             10.1.1 to Registrant's Form 10-KSB for the fiscal year ended July 25, 1995 (the "1995 Form 10-KSB") and incorporated herein by reference)

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

     10.5 Form of Employment Agreement, dated as of July, 31, 1995, between Registrant and Noel A. Wren (filed as Exhibit 10.5 to Registrant's 1995 Form 10-KSB, and incorporated herein by reference)

     10.6 Consulting Agreement, dated as of March 24, 1995, between Registrant and Alan Gelband Company, Inc. (filed as Exhibit 10.6 to Registrant's 1995 Form 10-KSB, and incorporated herein by reference)

     10.7 Consulting Agreement, dated as of March 24, 1995, between Registrant and Kenneth Levy (filed as Exhibit 10.7 to Registrant's 1995 Form 10-KSB, and incorporated herein by reference)

     10.8 Stock Purchase Agreement, dated January 11, 1996, between Registrant and Andy Rosch (filed as Exhibit 1 to Registrant's Form 8-K for an event of January 11, 1996, and incorporated herein by reference)

     10.9.1 Loan Agreement, dated October 4, 1996, between Registrant and Citizens Bank New Hampshire (the "Bank") (filed as Exhibit 10.9.1 to Registrant's Form 10-KSB for the fiscal year ended July 27, 1996 (the "1996 Form 10-KSB") and incorporated herein by reference)

     10.9.2 Security Agreement, dated October 4, 1996, between Registrant and the Bank (filed as Exhibit 10.9.2 to Registrant's 1996 form 10-KSB, and incorporated herein by reference)

     10.9.3 Revolving Line of Credit Promissory Note, dated October 4, 1996, from Registrant to the Bank (filed as Exhibit 10.9.3 to Registrant's 1996 Form 10-KSB, and incorporated herein by reference)

     10.9.4 Term Promissory Note, dated October 4, 1996, from Registrant to the Bank (filed as Exhibit 10.9.4 to Registrant's 1996 Form 10-KSB, and incorporated herein by reference)

     10.10 Form of 14% Convertible Subordinated Debenture, due October 31, 1999 (Filed as Exhibit 4 to Registrant's Form 8-K for an event of October 25, 1996, and incorporated herein by reference).

     10.11 * Form of Employment Agreement, dated as of February 5, 1997, between Registrant and Thomas A. Slamecka

     10.12 * Forbearance and Workout Agreement, dated October 28, 1997, between Registrant and the Bank

     10.13 * Standstill Agreement, dated October 1, 1997, between Registrant and Alan Gelband

     23        *  Consent of Ernst & Young LLP, Independent Auditors

     27        *  Financial data schedule.


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

                                  AMERICAN ELECTROMEDICS CORP.
                                  ----------------------------
                                          (Registrant)


     Dated:  November 11, 1997        By: /s/ Thomas A. Slamecka
                                         --------------------------------
                                         Thomas A. Slamecka,
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          TITLE                 DATE
                                          -----                 ----

      (1)    Principal Executive Officer

      /s/ Thomas A. Slamecka
      --------------------------   Chairman of the Board   November 11, 1997
      Thomas A. Slamecka

      (2)    Principal Financial and
             Accounting Officer

      /s/ Michael T. Pieniazek
      --------------------------   President and Chief     November 11, 1997
      Michael T. Pieniazek         Financial Officer

      (3)    A majority of the Board
             of Directors

      --------------------------   Director
      Kenneth Levy

      /s/ Marcus R. Rowan
      --------------------------   Director                November 11, 1997
      Marcus R. Rowan

      /s/ Joseph Wear
      --------------------------   Director                November 11, 1997
      Joseph Wear

      --------------------------   Director
      Noel A. Wren

                             AMERICAN ELECTROMEDICS CORP.

                                     FORM 10-KSB



                                    EXHIBIT INDEX


          Exhibits filed herewith:
          -----------------------

          3.1.4   Certificate of Amendment to Certificate of
                  Incorporation of Registrant, filed with the Secretary of State of Delaware on November 7,
                  1996.

          10.11 Form of Employment Agreement, dated as of February 5, 1997, between Registrant and Thomas A. Slamecka.

          10.12 Forbearance and Workout Agreement, dated October 28, 1997, between Registrant and the Bank.

          10.13 Standstill Agreement, dated October 1, 1997, between Registrant and Alan Gelband.

          23      Consent of Ernst & Young LLP, Independent Auditors

          27      Financial data schedule.