Form 10QSB
period 1997-10-31
AMERICAN ELECTROMEDICS CORP
filed 1997-12-30
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-QSB

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                       Commission File Number
    OCTOBER 31, 1997                                        0-9922
    ----------------                                        ------



                               AMERICAN ELECTROMEDICS CORP.
                               ----------------------------
             (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                          04-2608713
          --------                                          ----------
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

  Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

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


      As of December 17, 1997, there were outstanding 4,303,136 shares of the Issuer's Common Stock, $.10 par value.

                           AMERICAN ELECTROMEDICS CORP.

                                       Index
                                       -----
                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Balance Sheets, October 31, 1997 and July 31, 1997.............  3

       Statements of Operations for the Three Months Ended
         October 31, 1997 and October 26, 1996........................  4

       Statements of Cash Flows for the Three Months Ended
         October 31, 1997 and October 26, 1996........................  5

       Notes to Financial Statements..................................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation....  7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................. 7

Item 6. Exhibits and Reports on Form 8-K............................... 7

SIGNATURES............................................................  8

 PART I  -  FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS

                           AMERICAN ELECTROMEDICS CORP.
                                   BALANCE SHEETS

                                                     OCTOBER 31,     JULY 31,
                                                        1997           1997
                                                     -----------     -------
                                                     (Unaudited)
                                                             (Thousands)
      Assets
      Current Assets:
      Cash and cash equivalents .......................   $   289    $   471
      Accounts receivable
        Trade .........................................     1,291        283
        Affiliate .....................................        --        379
                                                          -------    -------
                                                            1,291        662

      Inventories .....................................     1,471        475
      Prepaid and other current assets ................       580        244
                                                          -------    -------
        Total current assets ..........................     3,631      1,852

      Property and equipment ..........................       667        449
      Accumulated depreciation ........................      (404)      (396)
                                                          -------    -------
                                                              263         53
      Deferred financing costs ........................       115        128
      Investment in affiliate .........................        --        819
      Goodwill ........................................       864        208
                                                          -------    -------
                                                          $ 4,873    $ 3,060
                                                          =======    =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
      Accounts payable ................................   $ 1,014    $   187
      Bank line of credit .............................       300        300
      Accrued liabilities .............................       266        153
      Current portion of long-term debt ...............       167        152
                                                          -------    -------
        Total current liabilities .....................     1,747        729

      Minority interest in affiliate ..................       148         --
      Long-term debt ..................................     1,087        380
      Convertible subordinated debentures .............       720        720

      Stockholders' equity:
      Preferred stock, $.01 par value;  Authorized
      - 1,000,000 shares;  Outstanding - none .........        --         --
      Common stock, $.10 par value; Authorized
      - 20,000,000 shares; Outstanding - 2,553,136
         shares at October 31, 1997 and at July 31,1997       255        255
      Additional paid-in capital ......................     2,919      2,919
      Retained deficit ................................    (2,007)    (2,006)
      Foreign currency translation adjustment .........         4         --
                                                          -------    -------
        Total stockholders' equity ....................     1,167      1,168
                                                          -------    -------
                                                          $ 4,873    $ 3,060
                                                          =======    =======

                                    SEE ACCOMPANYING NOTES.

                           AMERICAN ELECTROMEDICS CORP.
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                        THREE MONTHS ENDED
                                                        ------------------
                                                   OCTOBER 31,    OCTOBER  26,
                                                       1997            1997
                                                   -----------    ------------
                                         (Thousands, except per share amounts)


Net sales ......................................  $     1,830   $       540
Cost of goods sold .............................        1,058           312
                                                  -----------   -----------
Gross profit ...................................          772           228

Selling, general and administrative ............          687           315
Research and development .......................           --            34
                                                  -----------   -----------
  Total operating expenses .....................          687           349
                                                  -----------   -----------

Operating income (loss) ........................           85          (121)

Other income (expenses):
  Undistributed earnings of affiliate ..........           --           (30)
  Interest, net ................................          (78)           (9)
  Minority interest in affiliate ...............          (85)           --
  Other ........................................           58            --
                                                  -----------   -----------
                                                         (105)          (39)

Loss before provision for income taxes .........          (20)         (160)
Provision for income taxes .....................           --            --
                                                  -----------   -----------
Net loss .......................................  $       (20)  $      (160)
                                                  ===========   ===========

Weighted average number of common and
  common equivalent shares outstanding .........    2,553,136     2,456,064
                                                  ===========   ===========

Loss per common and common equivalent share ....  $      (.01)  $      (.07)
                                                  ===========   ===========




                             See accompanying notes.

                          AMERICAN ELECTROMEDICS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                         OCTOBER 31, OCTOBER 26,
                                                            1997        1997
                                                          ----------------------
                                                               (THOUSANDS)

OPERATING ACTIVITIES:
Net loss .............................................   $   (20)     $  (160)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ......................        49           10
  Undistributed earnings of affiliate ................        --           30
  Minority interest in affiliate .....................        85           --
  Changes in operating assets and liabilities:
   Accounts receivable ..............................        187           64
   Inventories, prepaid and other current assets ....        (88)         (47)
   Accounts payable and accrued liabilities .........       (385)          72
                                                         -------      -------
  Net cash used in operating activities ..............      (172)         (31)

INVESTING ACTIVITIES:
Purchase of property and equipment, net ..............       (13)          (6)
                                                         -------      -------
Net cash used in investing activities ................       (13)          (6)

FINANCING ACTIVITIES:
Principal payments on long-term debt .................       (62)         (17)
Proceeds from long-term debt and bank line of credit..        --          500
Issuance of common stock, net ........................        --          146
Issuance of convertible subordinated debt ............        --          720
Deferred financing costs .............................        --         (166)
Proceeds from exercise of stock options ..............        --            2
                                                         -------      -------
 Net cash provided by (used in) financing activities.        (62)       1,185
                                                         -------      -------

Effect of exchange rate changes on cash and cash
equivalents ..........................................         3           --
Increase (decrease) in cash and cash equivalents .....      (244)       1,148
Cash and cash equivalents, beginning of period .......       533          317
                                                         -------      -------
Cash and cash equivalents, end of period .............   $   289      $ 1,465
                                                         =======      =======




                          See accompanying notes.

                                AMERICAN ELECTROMEDICS CORP.
                                NOTES TO FINANCIAL STATEMENTS
                                      OCTOBER 31, 1997
                                         (Unaudited)


      1. BASIS OF PRESENTATION

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

      The Company changed its method from the equity method of accounting for its 50%-owned affiliate Rosch GmbH Medizintechnik ("Rosch GmbH") to a consolidated basis on August 11, 1997 based upon the Company's determination that it had reached the definition of control of Rosch GmbH as of August 11, 1997 under generally accepted accounting principles.

      The Company's determination of control of Rosch GmbH on August 11, 1997 was based primarily upon the successful completion of negotiations to acquire effective voting control. Subsequently, the Company closed on the acquisition of the remaining 50% of Rosch
      GmbH (see Note 3. Subsequent Events below).

      The following proforma information is presented for comparative purposes to disclose information on the financial position and result of operations of American Electromedics Corp. and Rosch GmbH had they been consolidated for all periods presented.

                                          (in 000's)

      ---------------------------------------------------------------
                                   Three Months      Three Months
                                      Ended              Ended
                                     10/31/97          10/26/96
      ---------------------------------------------------------------
      Sales                                $1,830             $1,076
      ---------------------------------------------------------------
      ---------------------------------------------------------------
      Gross profit                            772                394
      ---------------------------------------------------------------
      ---------------------------------------------------------------
      Net loss                               (20)              (255)
      ---------------------------------------------------------------
      ---------------------------------------------------------------
      Current assets                        3,258              3,405
      ---------------------------------------------------------------
      ---------------------------------------------------------------
      Non-current assets                    1,659              1,432
      ---------------------------------------------------------------
      ---------------------------------------------------------------
      Current liabilities                   1,733                755
      ---------------------------------------------------------------
      ---------------------------------------------------------------
      Non-current liabilities               1,969              2,157
      ---------------------------------------------------------------


      Operating results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1997.


      2. DEBT

      The Company entered into a Forbearance and Workout Agreement with its bank on October 28, 1997 as a result of the Company not being in compliance with certain financial covenants under its loan agreement as of July 31, 1997. The bank has waived the non-compliance and the Company agreed to, among other things, raise an additional $250,000 of equity capital and to apply $150,000 of such amount against outstanding term loans. Additionally, as part of this Agreement, the Company's revolving line of credit was reduced to $300,000. Certain of the loan agreement financial covenants were also amended to more reasonably reflect the Company's current financial position.

      3.  SUBSEQUENT EVENTS

      In connection with the October 1997 amendments to its bank arrangements and efforts to obtain additional equity capital, the Company reduced the conversion price of its outstanding 14%
      Convertible Subordinated Debentures (the "Debentures") from $3.75 to $1.00 per share. As of November 3, 1997, the holders of all outstanding $720,000 principal amount of Debentures elected to convert. As a result of these conversions, the Company also reduced its long-term debt by $720,000 and issued 720,000 shares of Common Stock. The Company also will record a charge of approximately $100,000 to write-off deferred financing costs capitalized upon initial issuance of the Debentures.

      As of November 26, 1997, the Company closed a private placement of 1,030,000 shares of Common Stock at a price of $1.00 per share to a group of "accredited investors." The Company used $150,000 of the placement proceeds to repay portions of its bank indebtedness.

      On December 18, 1997, the Company closed on the purchase of the remaining 50% of the outstanding capital stock of Rosch GmbH along with 45% of the outstanding shares of Meditronic Medizinelektronik GmbH for $200,000 plus 210,000 shares of the Company's Common Stock, pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997.


      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      RESULTS OF OPERATIONS

      Net sales for the three month period ended October 31, 1997 were $1,830,000, compared to $540,000 for the three month period ended
      October 26, 1996. The increase in sales in fiscal 1998 was attributable to accounting for sales of Rosch GmbH on a consolidated basis as well as sales of the new intraoral dental camera system, which sales commenced subsequent to the first quarter of fiscal 1997.

      Cost of sales for the three month periods ended October 31, 1997 and October 26, 1996 were 57.8% of net sales.

      Selling, general and administrative expenses for the three month period ended October 31, 1997 were $687,000, compared to $315,000 for the comparable prior year period. The increase reflects accounting for the selling, general and administrative expenses on a consolidated basis.

      Net loss for the three month period ended October 31, 1997 was $20,000, or $.01 per share, compared to a net loss of $160,000, or $.07 per share, for the same period in the prior fiscal year. The decrease in net loss is the result of increased sales offset by higher interest costs.

      LIQUIDITY AND CAPITAL RESOURCES

      Working capital of the Company at October 31, 1997 was $1,525,000, compared to $1,060,000 at fiscal year ended July 31, 1997. The increase of $465,000 reflects primarily the accounting for Rosch GmbH on a consolidated basis.

      Subsequent to October 31, 1997, the Company increased its working capital upon the conversion of the $720,000 principal amount of Debentures to Common Stock and the gross proceeds of $1,030,000 upon a placement of 1,030,000 shares of Common Stock. As mentioned in Note 3 to the financial statements to this Report, the Company applied
      $150,000 to repay portions of its bank indebtedness and $200,000 as the cash portion of the purchase price of its acquisition of the remaining 50% of Rosch GmbH. A copy of such purchase agreement is filed as an exhibit to this Report.

      Currently, the Company expects that available cash and its existing bank line of credit will be sufficient to meet its normal operating requirements, including research and development expenditures, over the near term. Further, the conversion of the Debentures shall reduce the annual interest expense by $100,000.

      The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business. There is no assurance that management will find suitable acquisition candidates or effect the necessary financial arrangements for such acquisitions.


      PART II. - OTHER INFORMATION

      Item 1.  LEGAL PROCEEDINGS

      In December 1997, the Company and Noel Wren settled the action, instituted by Mr. Wren in May 1997, against the Company upon payment by the Company of $62,500 and the exchange of mutual releases. For additional information, see Item 3 "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended July 31, 1997

      Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed during the quarterly period ended October 31, 1997.


      Exhibits -

      10.1 Stock Purchase Option Agreement, dated as of November 1, 1997, between American Electromedics Corp. and Andy Rosch (without exhibits).

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

                           AMERICAN ELECTROMEDICS CORP.
                           ----------------------------


      /s/ Thomas A. Slamecka                 Dated:   December 24, 1997
      ----------------------
      Thomas A. Slamecka
      Chairman


      /s/ Michael T. Pieniazek               Dated:   December 24, 1997
      ------------------------
      Michael T. Pieniazek
      President and
      Chief Financial Officer

                                             EXHIBIT INDEX



                Exhibit          Description
                -------          -----------

                 10.1 Stock Purchase Option Agreement, dated as of November 1, 1997, between American Electromedics Corp. aand Andy Rosch (without exhibits).

                 27              Financial Data Schedule