Form 10QSB
period 1998-01-31
AMERICAN ELECTROMEDICS CORP
filed 1998-04-16
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarterly Period Ended          Commission File Number

                  JANUARY 31, 1998                         0-9922
                  ----------------                         ------



                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)


                       DELAWARE                            04-2608713
                       --------                            ----------
           (State or Other Jurisdiction of           (IRS Employer ID No.)
            Incorporation or Organization)


              13 COLUMBIA DRIVE, SUITE 18, AMHERST, NEW HAMPSHIRE  03031
              ----------------------------------------------------------
                (Address and Zip Code of Principal Executive Offices)


            Issuer's telephone number, including area code:  603-880-6300
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


          As of March 31, 1998, there were outstanding 5,663,136 shares of the Issuer's Common Stock, $.10 par value.

                             AMERICAN ELECTROMEDICS CORP.


                                        Index
                                        -----


                                                                       Page
                                                                       ----

          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                    Balance Sheets, January 31, 1998 and July 31, 1997    3

                    Statements of Operations for the Three and Six Months
                      Ended January 31, 1998 and January 25, 1997 . . .   4

                    Statements of Cash Flows for the Six Months Ended
                      January 31, 1998 and January 25, 1997 . . . . . .   5

                    Notes to Financial Statements . . . . . . . . . . .   6

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation  . . . . . . . . . . . . . . . . .   7

          PART II - OTHER INFORMATION

          Item 2.   Changes in Securities . . . . . . . . . . . . . . .   8

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .   9

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .   9

          PART I  -  FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS


                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS

                                                     JANUARY 31,   JULY 31,
                                                         1998        1997
                                                     -----------   --------
                                                     (Unaudited)
                                                           (Thousands)
          ASSETS
          Current Assets:
          Cash and cash equivalents . . . . . . . .       $  256    $  471
          Accounts receivable
            Trade . . . . . . . . . . . . . . . . .        1,065       283
            Affiliate . . . . . . . . . . . . . . .           --       379
                                                          ------     ------
                                                           1,065       662

          Inventories . . . . . . . . . . . . . . .        2,052       475
          Prepaid and other current assets  . . . .          764       244
                                                          ------    ------
            Total current assets  . . . . . . . . .        4,137     1,852

          Property and equipment  . . . . . . . . .          721       449
          Accumulated depreciation  . . . . . . . .         (411)     (396)
                                                          ------    ------
                                                             310        53
          Deferred financing costs  . . . . . . . .           21       128
          Investment in affiliate . . . . . . . . .          332       819
          Goodwill  . . . . . . . . . . . . . . . .          982       208
                                                          ------    ------
                                                          $5,782    $3,060
                                                          ======    ======

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Accounts payable  . . . . . . . . . . . .       $  664    $  187
          Bank line of credit . . . . . . . . . . .          272       300
          Accrued liabilities . . . . . . . . . . .          533       153
          Current portion of long-term debt . . . .          167       152
                                                          ------    ------
            Total current liabilities . . . . . . .        1,636       792


          Long-term debt  . . . . . . . . . . . . .        1,041       380
          Convertible subordinated debentures . . .           --       720


          Stockholders' equity:
          Preferred stock, $.01 par value; Authorized
          - 1,000,000 shares; Outstanding - none  .           --        --
          Common stock, $.10 par value; Authorized
          - 20,000,000 shares;
            Outstanding - 4,513,136
            shares at January 31, 1998 and
            2,553,136 at July 31,1997 . . . . . . .          451       255
          Additional paid-in capital  . . . . . . .        4,647     2,919
          Retained deficit  . . . . . . . . . . . .       (1,886)   (2,006)
          Foreign currency translation adjustment .         (107)       --
                                                          ------    ------
            Total stockholders' equity  . . . . . .        3,105     1,168
                                                          ------    ------
                                                          $5,782    $3,060
                                                          ======    ======

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                              THREE MONTHS ENDED            SIX MONTHS ENDED
                              ------------------            ----------------
                           JANUARY 31,  JANUARY 25,    JANUARY 31,   JANUARY 25,
                               1998         1997           1998         1997
                            ----------   ----------     ----------   ----------
                                     (Thousands, except per share amounts)


        Net sales . . . .       $1,805         $523       $3,635        $1,063
        Cost of goods
          sold  . . . . .          821          282        1,879           594
                                ------       ------       ------        ------
        Gross profit  . .          984          241        1,756           469

        Selling, general
          and admini-
          istrative . . .          903          374        1,590           689
        Research and
          development . .           --           41           --            75
                                ------       ------       ------        ------
          Total operating
            expenses  . .          903          415        1,590           764
                                ------       ------       ------        ------

        Operating income
          (loss)  . . . .           81         (174)         166          (295)


        Other income
          (expenses):
          Undistributed
            earnings of
            affiliate               77          (13)          77           (43)
          Interest, net .          (40)         (34)        (118)          (43)
          Minority
            interest in
            affiliate . .           --           --          (85)           --
          Other . . . . .          (52)         (13)           6           (13)
                                ------       ------       ------        ------
                                   (15)         (60)        (120)          (99)

        Income (loss)
          before pro-
          vision for
          income taxes. .           66         (234)          46          (394)
        Provision for
          income taxes. .           (2)          --           (2)           --
                                ------       ------       ------        ------
        Net income (loss)       $   64       $ (234)      $   44        $ (394)
                                ======       ======       ======        ======

        Weighted average
          number of common
          and Common
          equivalent shares
          outstanding . .    4,096,830    2,506,266    3,282,142     2,481,164
                             =========    =========    =========     =========

        Earnings (loss)
          per common and
          common equiva-
          lent share:
          Basic . . . . .       $  .02       $ (.09)      $  .01        $ (.16)
                                ======       ======       ======        ======
          Diluted . . . .       $  .02       $ (.09)      $  .01        $ (.16)
                                ======       ======       ======        ======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                       SIX MONTHS ENDED
                                                       ----------------
                                                  JANUARY 31,   JANUARY 25,
                                                      1998         1997
                                                   ----------   ----------
                                                         (Thousands)
          OPERATING ACTIVITIES:
          Net income (loss) . . . . . . . . . .        $   44       $ (394)
          Adjustments to reconcile net income
            (loss) to net cash used in operating
            activities:
            Depreciation and amortization . . .           132           33
            Undistributed earnings of affiliate           (77)          43
            Minority interest in affiliate  . .            85           --
            Changes in operating assets and
              liabilities:
              Accounts receivable . . . . . . .           341          141
              Inventories, prepaid and other
                current assets  . . . . . . . .        (1,549)        (352)
              Accounts payable and accrued
                liabilities . . . . . . . . . .          (264)         (57)
                                                       ------       ------
              Net cash used in operating
                activities. . . . . . . . . . .        (1,288)        (586)

          INVESTING ACTIVITIES:
          Purchase of property and equipment,
            net . . . . . . . . . . . . . . . .           (94)         (24)
          Payment for product license . . . . .            --         (100)
                                                       ------       ------
          Net cash used in investing activities           (94)        (124)

          FINANCING ACTIVITIES:
          Principal payments on long-term debt            (72)         (47)
          Proceeds from long-term debt and bank
            line of credit  . . . . . . . . . .           (28)         500
          Proceeds from issuance of common
            stock, net  . . . . . . . . . . . .         1,924          144
          Proceeds from issuance of convertible
            subordinated debt . . . . . . . . .            --          720
          Redemption of convertible
            subordinated debt . . . . . . . . .          (720)          --
          Deferred financing costs  . . . . . .            --         (166)
          Proceeds from exercise of stock
            options . . . . . . . . . . . . . .            --            2
                                                       ------       ------
            Net cash provided by (used in)
              financing activities  . . . . . .         1,104        1,153
                                                       ------       ------

          Effect of exchange rate changes on
            cash and cash equivalents . . . . .             1           --
          Increase (decrease) in cash and
            cash equivalents. . . . . . . . . .          (277)         443
          Cash and cash equivalents,
             beginning of period  . . . . . . .           533          317
                                                       ------       ------
          Cash and cash equivalents,
             end of period  . . . . . . . . . .        $  256       $  760
                                                       ======       ======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                   JANUARY 31, 1998
                                     (Unaudited)


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

          The Company changed its method from the equity method of accounting for Rosch GmbH Medizintechnik ("Rosch GmbH") to a consolidated basis on August 11, 1997 based upon the Company's determination that it had reached the definition of control of Rosch GmbH as of August 11, 1997 under generally accepted accounting principles. The Company's determination of control of Rosch GmbH was based primarily upon the successful completion of negotiations to acquire effective voting control. For the first quarterly period ended October 31, 1997, the Company continued to recognize earnings of Rosch GmbH up to its 50% ownership share. On December 18, 1997, the Company closed on the purchase of the remaining 50% of the outstanding capital stock of Rosch GmbH, for $50,000 plus 105,000 shares of Common Stock, pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997. As a result of this transaction, the Company recognized 100% of earnings by Rosch GmbH for the second quarterly period ended January 31, 1998.

          The following proforma information is presented for comparative purposes to disclose information on the financial position and results of operations of American Electromedics Corp. and Rosch GmbH had they been consolidated for all periods presented.

                                      (IN 000's)

          -----------------------------------------------------------------
                                    Three     Three     Six       Six
                                    Months    Months    Months    Months
                                    Ended     Ended     Ended     Ended
                                    1/31/98   1/25/97   1/31/98   1/25/97
          -----------------------------------------------------------------
          Sales                     $ 1,805   $ 1,296   $ 3,635   $ 2,261
          -----------------------------------------------------------------
          Gross profit                  984       253     1,756       620
          -----------------------------------------------------------------
          Net profit (loss)              64      (580)       44      (811)
          -----------------------------------------------------------------
          Current assets              4,137     3,501     4,137     3,501
          -----------------------------------------------------------------
          Non-current assets          1,645     1,205     1,645     1,205
          -----------------------------------------------------------------
          Current liabilities         1,636     1,071     1,636     1,071
          -----------------------------------------------------------------
          Non-current liabilities     1,041     2,450     1,041     2,450
          -----------------------------------------------------------------


          Operating results for the three and six month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1997.


          2.   INVESTMENT IN AFFILIATE
               -----------------------

          On December 18, 1997, the Company invested $150,000 and issued 105,000 shares of its Common Stock for a 45% interest in Meditronic Medizinelektronik GmbH ("Meditronic"), pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997. Meditronic is a development and manufacturing company based in Germany, specializing in the manufacture of medical camera systems. Substantially all of Meditronic's sales are to Rosch GmbH. At January 31, 1998, the investment in Meditronic exceeded the Company's share of the underlying equity in net assets by approximately $190,000 and is being amortized over twenty-five years.

          3.   DEBT
               ----

          On October 28, 1997, the Company entered into a Forbearance and Workout Agreement with its bank as a result of the Company not being in compliance with certain financial covenants under its loan agreement as of July 31, 1997. The bank has waived the non-compliance and the Company agreed to, among other things, raise an additional $250,000 of equity capital and to apply $150,000 of such amount against outstanding term loans. Additionally, as part of this Agreement, the Company's revolving line of credit was reduced to $300,000. Certain of the loan agreement financial covenants were also amended to more reasonably reflect the Company's current financial position.

          As of November 26, 1997, the Company closed a private placement of 1,030,000 shares of Common Stock at a price of $1.00 per share to a group of "accredited investors". In connection with the closing of the private placement of 1,030,000 shares of Common Stock on November 26, 1997, the Company used $150,000 of the placement proceeds to repay portions of its bank indebtedness.

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


          4.   SUBSEQUENT EVENTS
               -----------------

          Effective as of March 15, 1998, the Company retained Liviakis Financial Communications, Inc. ("LFC") as a financial consultant for a term of one year for a fee of 1,000,000 shares of the Company's Common Stock and warrants for an additional 1,000,000 shares of Common Stock exercisable at $1.00 per share for four years. LFC would receive a finder s fee equal to 2.5% of the gross funding of any debt or equity placement and 2% of the gross consideration on any acquisition for which LFC acts as a finder for the Company.



          Item  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
                      OPERATION

          This Report contains or refers to forward-looking information made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. That information covers future revenues, products and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement include, but not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulations and reimbursements, changes in foreign economic conditions or currency translation, product acceptance or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.

          RESULTS OF OPERATIONS
          ---------------------

          Net sales for the three and six month periods ended January 31, 1998 were $1,805,000 and $3,635,000, respectively, compared to $523,000 and $1,063,000 for the three and six month periods ended January 25, 1997. The increase in sales in fiscal 1998 was attributable to accounting for sales of Rosch GmbH on a consolidated basis as well as sales of the new intraoral dental camera system. Sales of the dental camera commenced in the second quarter of fiscal 1997.

          Cost of sales for the three and six month periods ended January 31, 1998 were 45.5% and 51.7%, compared to 53.9% and 55.9% of net sales during the same periods in the prior year. The decrease in cost as a percentage of sales can be attributed to the product mix which included sales of Rosch GmbH on a consolidated basis.

          Selling, general and administrative expenses for the three and six month periods ended January 31, 1998 were $903,000 and $1,590,000, respectively, compared to $374,000 and $689,000 for the comparable prior year periods. The increase reflects increased marketing and promotional activity, as well as accounting for the selling, general and administrative expenses of Rosch GmbH on a consolidated basis. The Company expects that the higher level of marketing and selling expenses will continue for the balance of fiscal 1998, when compared to the prior year as the Company promotes its new dental camera product line.

          Net profit for the three and six month periods ended January 31, 1998 were $64,000, or $.02 per share, and $44,000, or $.01 per share, compared to net losses of $234,000, or $.09 per share, and $394,000, or $.16 per share for the same periods in the prior fiscal year. The increase in net profit is the result of increased sales offset by higher interest costs.



          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Working capital of the Company at January 31, 1998 was $2,501,000, compared to $1,060,000 at fiscal year ended July 31, 1997. The $1,441,000 increase in working capital primarily reflects the accounting for Rosch GmbH on a consolidated basis, along with gross proceeds of $1,030,000 upon a private placement of 1,030,000 shares of Common Stock. As mentioned in Note 3 to the financial statements to this Report, the Company applied $150,000 to repay portions of its bank indebtedness and $200,000 as the cash portion of the purchase price of its acquisition of Rosch GmbH and investment in Meditronic. Further, the conversion of the Debentures shall reduce the annual interest expense going forward by approximately $100,000. The principal component of the increase in working capital were inventory and accounts receivable as the result of accounting for Rosch GmbH on a consolidated basis.

          The Company expects that available cash and its existing bank line of credit should be sufficient to meet its normal operating requirements, including research and development expenditures, for the next few months, after which the Company would have to raise additional capital or curtail certain activities. The Company is seeking additional capital through equity and/or debt placements and would use the placement proceeds for repayment of its bank indebtedness, for marketing and research and development activities, for possible acquisitions and for working capital. The Company has made a commitment with its bank that the outstanding indebtedness, which was approximately $600,000 at February 28, 1998, would be repaid by the end of May 1998 or the closing of the placement, if earlier. There is no assurance that a placement will be consummated, and if so, that it will be on terms favorable to the Company.

          The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business. In March 1998, the Company entered in an Agreement and Plan of Merger to acquire Equidyne, Inc., for 600,000 shares of the Company's Common Stock. Equidyne holds a patent for a needleless injection process which is in the development stage. The closing is subject to customary closing conditions, including completion of the Company's due diligence review. No assurance can be given that the Equidyne transaction will close or if consummated that it will be successful, especially in light of the need for additional working capital to support the necessary development, production and marketing efforts. There is no assurance that management will find suitable acquisition candidates or effect the necessary financial arrangements for such acquisitions.


          PART II. - OTHER INFORMATION


          Item 2.   CHANGES IN SECURITIES

          The issuance of 720,000 shares of Common Stock upon conversion of the Debentures was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of section 3(a)(9) thereof. As of November 26, 1997, the Company closed a private placement of 1,030,000 shares of Common Stock at a price of $1.00 per share to a group of "accredited investors", which placement was exempt from registration under the Securities Act by virtue of section 4(2), thereof.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K for an event on November 26, 1997 to report the closing of placements of stock mentioned in Item 2 of this Report.


          Exhibits -

          10-1 Consulting Agreement, dated February 19, 1998, between the Company and Liviakis Financial Communications, Inc.

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


                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------


          Dated:  April 9, 1998              /s/ Thomas A. Slamecka
                                             -----------------------
                                             Thomas A. Slamecka
                                             Chairman


          Dated:   April 9, 1998             /s/ Michael T. Pieniazek
                                             ------------------------
                                             Michael T. Pieniazek
                                             President and
                                             Chief Financial Officer

                                    EXHIBIT INDEX


               Exhibit        Description
               -------        -----------

               10-1 Consulting Agreement, dated February 19, 1998, between the Company and Liviakis Financial Communications, Inc.

               27.            Financial Data Schedule