Form 10QSB
period 1998-04-30
AMERICAN ELECTROMEDICS CORP
filed 1998-06-25
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended             Commission File Number
                  APRIL 30, 1998                             0-9922



                             AMERICAN ELECTROMEDICS CORP.
          (Exact Name of Small Business Issuer as Specified in its Charter)

                     DELAWARE                              04-2608713
           (State or Other Jurisdiction               (IRS Employer ID No.)
                 of Incorporation
                 or Organization)


               13 COLUMBIA DRIVE, SUITE 5, AMHERST, NEW HAMPSHIRE 03031
                (Address and Zip Code of Principal Executive Offices)


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

          As of June 15, 1998, there were outstanding 7,038,136 shares of the Issuer's Common Stock, $.10 par value.

                             AMERICAN ELECTROMEDICS CORP.

                                        Index

                                                                       Page
                                                                       ----
          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets, April 30, 1998 and
                    July 31, 1997 . . . . . . . . . . . . . . .           3

                   Statements of Operations for the Three
                      and Nine Months Ended April 30, 1998
                      and April 26, 1997  . . . . . . . . . . .           4

                   Statements of Cash Flows for the
                      Nine Months Ended April 30, 1998 and
                      April 26, 1997  . . . . . . . . . . . . .           5

                   Notes to Financial Statements  . . . . . . .           6

          Item 2.  Management's Discussion and Analysis or
                      Plan of Operation . . . . . . . . . . . .           10

          PART II - OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds  .           12

          Item 6.  Exhibits and Reports on Form 8-K . . . . . .           12

          SIGNATURES    . . . . . . . . . . . . . . . . . . . .           13

          PART I  -  FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEET

                                             APRIL 30, 1998   JULY 31, 1997
                                             --------------   -------------
                                               (Unaudited)
                                                       (Thousands)
          ASSETS
          Current Assets:
          Cash and cash equivalents   . . .     $   110         $  471
          Accounts receivable
            Trade . . . . . . . . . . . . .       1,242            283
            Affiliate . . . . . . . . . . .          --            379
                                                -------        -------
                                                  1,242            662

          Inventories . . . . . . . . . . .       2,704            475
          Prepaid and other current
            assets  . . . . . . . . . . . .         704            244
                                                -------        -------
            Total current assets  . . . . .       4,760          1,852

          Property and equipment  . . . . .         840            449
          Accumulated depreciation  . . . .        (418)          (396)
                                                -------        -------
                                                    422             53
          Deferred financing costs  . . . .          21            128
          Investment in affiliate . . . . .         311            819
          Goodwill  . . . . . . . . . . . .         849            208
                                                -------        -------
                                                $ 6,363        $ 3,060
                                                =======        =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Accounts payable  . . . . . . . .     $   923       $    187
          Bank line of credit . . . . . . .         285            300
          Accrued liabilities . . . . . . .         469            153
          Current portion of long-
            term debt . . . . . . . . . . .         167            152
                                                -------        -------
            Total current liabilities . . .       1,844            792

          Long-term debt  . . . . . . . . .       1,118            380
          Convertible subordinated
            debentures  . . . . . . . . . .          --            720

          Stockholders' equity:
          Preferred stock, $.01 par value;
          Authorized - 1,000,000 shares;
          Outstanding - none  . . . . . . .          --             --
          Common stock, $.10 par value;
          Authorized - 20,000,000 shares;
          Outstanding - 5,663,136 shares
          at April 30, 1998 and 2,553,136
          at July 31, 1997  . . . . . . . .         566            255
          Additional paid-in capital  . . .       5,682          2,919
          Retained deficit  . . . . . . . .      (2,752)        (2,006)
          Foreign currency translation
            adjustment  . . . . . . . . . .         (95)            --
                                                -------        -------
          Total stockholders' equity  . . .       3,401          1,168
                                                -------        -------
                                                $ 6,363        $ 3,060
                                                =======        =======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                   THREE MONTHS ENDED
                                                   ------------------
                                             APRIL 30, 1998  APRIL 26, 1997
                                             --------------  --------------
                                                (Thousands, except per
                                                      share amounts)

          Net sales . . . . . . . . . . . .    $      1,495      $     423
          Cost of goods sold  . . . . . . .           1,134            247
                                               ------------  -------------
          Gross profit  . . . . . . . . . .             361            176

          Selling, general and
            administrative  . . . . . . . .           1,048            411
          Research and development  . . . .              --             10
                                               ------------  -------------
            Total operating expenses  . . .           1,048            421
                                               ------------  -------------

          Operating loss  . . . . . . . . .            (687)          (245)

          Other income (expenses):
            Undistributed earnings
              of affiliate  . . . . . . . .             (21)           (12)
            Interest, net . . . . . . . . .             (19)           (38)
            Minority interest in
              affiliate . . . . . . . . . .              --             --
            Other . . . . . . . . . . . . .             (64)          (237)
                                               ------------   ------------
                                                       (104)          (287)

          Loss before provision for
            income taxes  . . . . . . . . .            (791)          (532)
          Provision for income taxes  . . .              --             --
                                               ------------   ------------
          Net loss  . . . . . . . . . . . .    $       (791)  $       (532)
                                               ============   =============

          Weighted average number of common
            and common equivalent shares
            outstanding . . . . . . . . . .       5,404,146      2,526,965
                                               ============    ===========

          Loss per common and
            common equivalent share:
            Basic . . . . . . . . . . . . .    $       (.15)   $      (.21)
                                               ============    ===========
            Diluted . . . . . . . . . . . .    $       (.15)   $      (.21)
                                               ============    ===========



                                                    NINE MONTHS ENDED
                                                    -----------------
                                             APRIL 30, 1998  APRIL 26, 1997
                                             --------------  --------------
                                                (Thousands, except per
                                                      share amounts)

          Net sales . . . . . . . . . . . .    $     5,095   $       1,486

          Cost of goods sold  . . . . . . .          2,979             841
                                               -----------   -------------
          Gross profit  . . . . . . . . . .          2,116             645

          Selling, general and
            administrative  . . . . . . . .          2,637           1,100
          Research and development  . . . .             --              85
                                               -----------   -------------
            Total operating expenses  . . .          2,637           1,185
                                               -----------   -------------

          Operating loss  . . . . . . . . .           (521)           (540)

          Other income (expenses):
            Undistributed earnings of
              affiliate . . . . . . . . . .             56             (55)
            Interest, net . . . . . . . . .           (137)            (81)
            Minority interest in
              affiliate . . . . . . . . . .            (85)             --
            Other . . . . . . . . . . . . .            (58)           (250)
                                               -----------   -------------
                                                      (224)           (386)

          Loss before provision for
            income taxes  . . . . . . . . .           (745)           (926)
          Provision for income taxes  . . .             (2)             --
                                               -----------   -------------
          Net loss  . . . . . . . . . . . .    $      (747)  $        (926)
                                               ===========   =============

          Weighted average number of
            common and common equivalent
            shares outstanding  . . . . . .      4,002,804       2,495,232
                                               ===========   =============

          Loss per common and
            common equivalent share:
            Basic . . . . . . . . . . . . .    $      (.19)  $        (.37)
                                               ===========   =============
            Diluted . . . . . . . . . . . .    $      (.19)  $        (.37)
                                               ===========   =============

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                    NINE MONTHS ENDED
                                                    -----------------
                                             APRIL 30, 1998  APRIL 26, 1997
                                             --------------  --------------
                                                       (Thousands)

          OPERATING ACTIVITIES:
          Net loss  . . . . . . . . . . . .    $  (747)          $  (926)
          Adjustments to reconcile net
            loss to net cash used in
            operating activities:
            Depreciation and
              amortization  . . . . . . . .        265                56
            Undistributed earnings
              of affiliate  . . . . . . . .        (56)               55
            Minority interest in
              affiliate . . . . . . . . . .         85                --
            Changes in operating assets and
              liabilities:
              Accounts receivable . . . . .        189               135
              Inventories, prepaid and other
                current assets  . . . . . .       (985)             (361)
              Accounts payable and accrued
                liabilities . . . . . . . .       (233)               16
                                               -------           -------
              Net cash used in operating
                activities  . . . . . . . .     (1,482)           (1,025)

          INVESTING ACTIVITIES:
          Purchase of property and
            equipment, net  . . . . . . . .       (267)              (36)
                                               -------           -------
          Net cash used in investing
            activities  . . . . . . . . . .       (267)              (36)

          FINANCING ACTIVITIES:
          Principal payments on long-
            term debt . . . . . . . . . . .       (265)              (84)
          Proceeds from long-term debt and
            bank line of credit . . . . . .        236               500
          Proceeds from issuance of common
            stock, net  . . . . . . . . . .      1,924               144
          Proceeds from issuance of
            convertible subordinated
            debt  . . . . . . . . . . . . .         --               720
          Redemption of convertible
            subordinated debt . . . . . . .       (720)               --
          Deferred financing costs  . . . .         --              (166)
          Proceeds from exercise of
            stock options . . . . . . . . .        150                 2
                                               -------           -------
            Net cash provided by financing
              activities  . . . . . . . . .      1,325             1,116
                                               -------           -------

          Effect of exchange rate changes on
            cash and cash equivalents . . .          1                --
          Increase (decrease) in cash and
            cash equivalents  . . . . . . .       (423)               55
          Cash and cash equivalents,
            beginning of period . . . . . .        533               317
                                               -------           -------
          Cash and cash equivalents,
            end of period . . . . . . . . .    $   110           $   372
                                               =======           =======

          Supplemental disclosure of
            cash flow information:

          NON-CASH ACTIVITIES:
          Common stock issued in
            connection with
            consulting agreement  . . . . .    $ 1,000                --
                                               =======           =======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                    APRIL 30, 1998
                                     (Unaudited)


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

          Effective July 31, 1997, the Company is reporting its month end on the last day of each month for accounting purposes.

          The Company changed its method from the equity method of accounting for Rosch GmbH Medizintechnik ("Rosch GmbH") to a consolidated basis on August 11, 1997 based upon the Company's determination that it had reached the definition of control of Rosch GmbH as of August 11, 1997 under generally accepted accounting principles. The Company's determination of control of Rosch GmbH was based primarily upon the successful completion of negotiations to acquire effective voting control. For the quarterly period ended October 31, 1997, the Company consolidated the Company and Rosch GmbH, however, the Company continued only to recognize earnings of Rosch GmbH up to its 50% ownership share until the remaining 50% was purchased. On December 18, 1997, the Company closed on the purchase of the remaining 50% of the outstanding capital stock of Rosch GmbH paying $50,000 plus 105,000 shares of the Company's Common Stock, pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997. As a result of this transaction, the Company has recognized 100% of earnings by Rosch GmbH since the quarter ended January 31, 1998.

          The following proforma information is presented for comparative purposes to disclose information on the financial position and results of operations of the Company and Rosch GmbH had they been consolidated for all periods presented:

                                             (IN 000'S)

                                         Three Months        Three Months
                                        Ended 4/30/98       Ended 4/26/97
                                       ----------------   -----------------

          Sales                          $ 1,495               $ 1,444

          Gross profit                       361                   637

          Net loss                          (791)                 (447)

          Current assets                   4,760                 3,722

          Non-current assets               1,603                 1,294

          Current liabilities              1,844                 2,052

          Non-current liabilities          1,118                 1,744


                                         Nine Months         Nine Months
                                        Ended 4/30/98       Ended 4/26/97
                                      -----------------   -----------------

          Sales                           $ 5,095               $ 3,302

          Gross profit                      2,116                 1,086

          Net loss                           (747)                 (967)

          Current assets                    4,760                 3,722

          Non-current assets                1,603                 1,294

          Current liabilities               1,844                 2,052

          Non-current liabilities           1,118                 1,744


          Operating results for the three and nine month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1997.

          Foreign Currency Translation
          ----------------------------

          The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of Rosch GmbH to April 30, 1998 have been reported separately as a component of stockholders equity.

          The aggregate transaction gains and losses are insignificant.


          2.  INVESTMENT IN AFFILIATE
              -----------------------

          On December 18, 1997, the Company invested $150,000 and issued 105,000 shares of its Common Stock for a 45% interest in Meditronic Medizinelektronik GmbH ("Meditronic"), pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997. Meditronic is a development and manufacturing company based in Germany, specializing in the manufacture of medical camera systems. Substantially all of Meditronic's sales are to Rosch GmbH. At April 30, 1998, the investment in Meditronic exceeded the Company's share of the underlying equity in net assets by approximately $190,000 and is being amortized over twenty-five years.


          3.  DEBT
              ----

          On October 28, 1997, the Company entered into a Forbearance and Workout Agreement with its bank as a result of the Company not being in compliance with certain financial covenants under its loan agreement as of July 31, 1997. The bank waived the non-compliance and the Company agreed to, among other things, raise an additional $250,000 of equity capital and to apply $150,000 of such amount against outstanding term loans. Additionally, as part of this Agreement, the Company's revolving line of credit was reduced to $300,000. Certain of the loan agreement financial covenants were also amended to more reasonably reflect the Company's current financial position. See
          Note 6, Subsequent Events.

          As of November 26, 1997, the Company closed a private placement of 1,030,000 shares of Common Stock at a price of $1.00 per share, and used $150,000 of the placement proceeds to repay portions of its bank indebtedness.

          In connection with the October 1997 amendments to its bank arrangements and efforts to obtain additional equity capital, the Company reduced the conversion price of its outstanding 14% Convertible Subordinated Debentures (the "Debentures") from $3.75 to $1.00 per share of Common Stock. As of November 3, 1997, the holders of all outstanding $720,000 principal amount of Debentures elected to convert. As a result of these conversions, the Company also reduced its long-term debt by $720,000 and issued 720,000 shares of Common Stock.

          4.  CAPITAL STOCK
              -------------

          Effective as of March 15, 1998, the Company retained Liviakis Financial Communications, Inc. ("LFC") as a financial consultant for a term of one year for a fee of 1,000,000 shares of the Company's Common Stock, valued at $1.00 per share, the fair market value, and warrants for an additional 1,000,000 shares of Common Stock exercisable at $1.00 per share for four years. LFC would receive a finder's fee equal to 2.5% of the gross funding of any debt or equity placement and 2% of the gross consideration on any acquisition for which LFC acts as a finder for the Company.


          5.  YEAR 2000
              ---------

          The Company has completed an assessment of Year 2000 issues with respect to its computer systems. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems in that all required modifications and conversions to comply with Year 2000 requirements should be fully completed by the third quarter of 1999. In the opinion of management, the total cost of addressing the Year 2000 issue will not have a material impact on the Company's financial position or results of operations.


          6.  SUBSEQUENT EVENTS
              -----------------

          On May 5, 1998, the Company acquired Dynamic Dental Systems, Inc., a Delaware corporation ("DDS"), in exchange for 750,000 shares of the Company's Common Stock and $225,000, pursuant to an Agreement and Plan of Merger, whereby DDS became a wholly-owned subsidiary of the Company. DDS is based in Gainesville, Georgia and is a distributor of digital operator hardware, cosmetic imaging software, and intraoral dental cameras.

          On May 12, 1998, the Company acquired Equidyne Systems, Inc., a California corporation ("ESI"), in exchange for 600,000 shares of the Company's Common Stock, pursuant to an Agreement and Plan of Merger, whereby ESI became a wholly-owned subsidiary of the Company. ESI is based in San Diego, California and is engaged in the development of the INJEX(TM) needle-free drug injection system.

          During May 1998, the Company closed the placement of three tranches of 1,000 shares each of Series A Convertible Preferred Stock, $.01 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") at a purchase price of $1,000 per share or an aggregate purchase price of $3 million, pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), among the Company, West End Capital LLC ("West End") and the Purchaser. As part of its entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the "Registration Agreement") and a Warrant Agreement. Concurrently with the closing for the first tranche of Series A Preferred Stock, the Company issued warrants under the Warrant Agreement (the "Warrants") to West End for the purchase of 50,000 shares of the Company's Common Stock at an exercise price of $4.80 per share, subject to customary anti-dilution provisions, expiring on May 5, 2002. The Company also issued warrants for the purchase of 30,000 shares of Common Stock to the placement agent, exercisable at $4.40 per share for three years.

          The Registration Agreement requires the Company to file a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, for the Warrants and shares of the Company's Common Stock underlying the Series A Preferred Stock and the Warrants.

          The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, and provides for an annual dividend equal to 5% of the liquidation preference, which may be paid at the election of the Company in cash or shares of its Common Stock. The annual dividend rate was increased to 12% as of June 5, 1998 because the Company did not file the Registration Statement covering the Common Stock underlying the Series A Preferred Stock within 30 days of the initial closing. Such rate may increase up to 18% by reason of further delays in the effective date of the Registration Statement, and remain in effect until the effective date thereof when the dividend rate would return to 5%.



          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

          This Report contains or refers to forward-looking information, made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. That information covers future revenues, products and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement include, but not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulations and reimbursements, changes in foreign economic conditions or currency translation, product acceptance or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.

          RESULTS OF OPERATIONS
          ---------------------

          Net sales for the three and nine month periods ended April 30, 1998 were $1,495,000 and $5,095,000, respectively, compared to $423,000 and $1,486,000 for the three and nine month periods ended April 26, 1997. The increase in sales in fiscal 1998 was attributable to accounting for sales of Rosch GmbH on a consolidated basis as well as sales of the new intraoral dental camera system. Sales of the dental camera commenced in the second quarter of fiscal 1997. During the third quarter of fiscal 1998, Rosch GmbH began a transition from utilizing a major distributor for the sale of its dental cameras in Europe to direct sales. Management believes that selling the cameras on a direct basis should result in increased sales and profits commencing in early fiscal 1999. This transitioning though resulted in decreased sales in the third quarter of fiscal 1998 when compared with sales for the second quarter of fiscal 1998.

          Cost of sales for the three and nine month periods ended April 30, 1998 were 75.8% and 58.5%, compared to 58.4% and 56.6% of net sales during the same periods in the prior year. The increase in cost as a percentage of sales can be attributed to the product mix which included sales of Rosch GmbH on a consolidated basis. As the Company's sales mix becomes more significantly related to dental camera products, and as costs of sales for dental camera products is greater than for other product lines, as expected, costs of sales as a percentage increased.

          Selling, general and administrative ("SGA") expenses for the three and nine month periods ended April 30, 1998 were $1,048,000 and $2,637,000, respectively, compared to $411,000 and $1,100,000 for the comparable prior year periods. The increases reflect increased corporate activity, as well as accounting for the selling, general and administrative expenses of Rosch GmbH on a consolidated basis. The Company expects that the higher level of marketing and selling expenses will continue for the balance of fiscal 1998, when compared to the prior year, as the Company seeks to promote its new dental camera product line. The increased corporate activity relates to management time and related expenses in connection with preliminary acquisition discussions conducted during the fiscal quarter. These discussions resulted in the two acquisitions closed early in the fourth quarter of fiscal 1998. The Company expects to continue incurring expenses related to acquisition discussions as its current strategy is to grow through acquisitions. Additionally, as a result of the Company's entering into a consulting agreement with LFC (see Note 4), the Company will incur additional SGA expense related to the ratable amortization of the fair value of the services performed at a rate of $250,000 per quarter over a one-year period ending March 15, 1998.

          Net loss for the three and nine month periods ended April 30, 1998 were $791,000, or $.15 per share, and $747,000, or $.19 per share, compared to a net loss of $532,000, or $.21 per share, and $926,000, or $.37 per share for the same periods in the prior fiscal year. The increase in net loss is the result of decreased sales, as described above, and the per share amounts were also affected by increases during fiscal 1998 in the number of outstanding shares upon which such calculation was based.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Working capital of the Company at April 30, 1998 was $2,916,000, compared to $1,060,000 at fiscal year ended July 31, 1997. The $1,856,000 increase in working capital primarily reflects the accounting for Rosch GmbH on a consolidated basis. As mentioned in Note 3 of the Notes to the financial statements to this Report, the Company applied $150,000 to repay portions of its bank indebtedness and $200,000 as the cash portion of the purchase price of its acquisition of Rosch GmbH and investment in Meditronic. Further, the November 1997 conversion of the Debentures should reduce the annual interest expense going forward by approximately $100,000 a year. The principal components of the increase in working capital were inventory and accounts receivable as the result of accounting for Rosch GmbH on a consolidated basis.

          Subsequent to April 30, 1998, the Company received $2,665,000 in net proceeds from the placement of the Series A Preferred Stock. It used $225,000 of such proceeds for the cash portion of the DDS acquisition and $600,000 to repay the outstanding bank indebtedness.

          The Company expects that available cash should be sufficient to meet its normal operating requirements, including research and development expenditures, for the next 12 months, subject to needs of further cash for possible future acquisitions. The Company would seek additional capital through equity and/or debt placements or secured financings; however, no assurance can be given that such financing arrangements would be successfully completed and, if so, on terms not dilutive to existing stockholders.

          The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of existing lines of business. There is no assurance that management will find suitable acquisition candidates or effect the necessary financial arrangements for such acquisitions. In May 1998, the Company acquired Dynamic Dental Systems, Inc. ("DDS") and Equidyne Systems, Inc. ("ESI"). The Company, through DDS, is marketing intraoral dental cameras in the United States and expects to commence marketing the ESI INJEX needle-free injection system at the end of calendar 1998.



          PART II. - OTHER INFORMATION


          Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c) During the fiscal quarter, the Company issued an aggregate of 1,000,000 shares of its Common Stock as part of the fee for the retention of a financial consultant, and also granted the warrants to purchase the Company's Common Stock, see Note 4 of the Notes to the financial statements in this Report. The issuance of the foregoing shares of Common Stock and warrants was claimed exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K for an event on March 27, 1998 to report that the Company entered into an Agreement and Plan of Merger to acquire ESI, mentioned in Item 2 of Part I of this Report.


          Exhibits -

          27       Financial Data Schedule

                                      SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN ELECTROMEDICS CORP.



          Dated:  June 19, 1998              /s/ Thomas A. Slamecka
                                             ----------------------
                                             Thomas A. Slamecka
                                             Chairman


          Dated:   June 19, 1998             /s/ Michael T. Pieniazek
                                             ------------------------
                                             Michael T. Pieniazek
                                             President and
                                             Chief Financial Officer

                                   EXHIBIT INDDEX


          Exhibit            Description
          -------            -----------

            27               Financial Data Schedule