Form 10QSB/A
period 1997-10-31
AMERICAN ELECTROMEDICS CORP
filed 1998-07-06
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended             Commission File Number
                 OCTOBER 31, 1997                            0-9922
                 ----------------                            ------


                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)

                     DELAWARE                              04-2608713
                     --------                              ----------
                 (State or Other                      (IRS Employer ID No.)
           Jurisdiction of Incorporation
                 or Organization)

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

                             AMERICAN ELECTROMEDICS CORP.

                                        Index
                                        -----

                                                                       Page
                                                                       ----

          PART I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Balance Sheets, October 31, 1997 and
                      July 31, 1997 . . . . . . . . . . . . . . . . . .   3

                    Statements of Operations for the
                      Three Months Ended October 31, 1997 and
                      October 26, 1996  . . . . . . . . . . . . . . . .   4

                    Statements of Cash Flows for the
                      Three Months Ended October 31, 1997 and
                      October 26, 1996  . . . . . . . . . . . . . . . .   5

                    Notes to Financial Statements . . . . . . . . . . .   6

          Item 2.   Management's Discussion and Analysis or
                      Plan of Operation . . . . . . . . . . . . . . . .   7

          PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . .   7

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .   7

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .   8

          PART I  -  FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS

                                                  OCTOBER 31,    JULY 31,
                                                     1997          1997
                                                  -----------     -------
                                                  (Unaudited)
                                                         (Thousands)
          Assets
          Current Assets:
          Cash and cash equivalents . . . . .        $   289      $   471
          Accounts receivable
            Trade . . . . . . . . . . . . . .          1,291          283
            Affiliate . . . . . . . . . . . .             --          379
                                                     -------      -------
                                                       1,291          662

          Inventories . . . . . . . . . . . .          1,471          475
          Prepaid and other current assets  .            580          244
                                                     -------      -------
            Total current assets  . . . . . .          3,631        1,852

          Property and equipment  . . . . . .            667          449
          Accumulated depreciation  . . . . .           (404)        (396)
                                                     -------       -------
                                                         263           53
          Deferred financing costs  . . . . .            115          128
          Investment in affiliate . . . . . .             --          819
          Goodwill  . . . . . . . . . . . . .            864          208
                                                     -------      -------
                                                     $ 4,873      $ 3,060
                                                     =======      =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Accounts payable  . . . . . . . . .        $ 1,014      $   187
          Bank line of credit . . . . . . . .            300          300
          Accrued liabilities . . . . . . . .            266          153
          Current portion of long-term debt .            167          152
                                                     -------      -------
            Total current liabilities . . . .          1,747          729

          Minority interest in affiliate  . .            148           --
          Long-term debt  . . . . . . . . . .           1,087         380
          Convertible subordinated
            debentures  . . . . . . . . . . .            720          720

          Stockholders' equity:
          Preferred stock, $.01 par value;
            Authorized - 1,000,000 shares;
            Outstanding - none  . . . . . . .             --           --
          Common stock, $.10 par value;
            Authorized - 20,000,000 shares;
            Outstanding - 2,553,136 shares
            at October 31, 1997 and at
            July 31,1997  . . . . . . . . . .            255          255
          Additional paid-in capital  . . . .          2,919        2,919
          Retained deficit  . . . . . . . . .         (2,007)      (2,006)
          Foreign currency translation
            adjustment  . . . . . . . . . . .              4           --
                                                     -------      -------
            Total stockholders' equity  . . .          1,167        1,168
                                                     -------      -------
                                                     $ 4,873      $ 3,060
                                                     =======      =======

                                        SEE ACCOMPANYING NOTES.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                     THREE MONTHS ENDED
                                                     ------------------
                                                OCTOBER 31,    OCTOBER  26,
                                                   1997           1996
                                                -----------    ------------
                                                     (Thousands, except
                                                      per share amounts)


          Net sales . . . . . . . . . . . .    $     1,830     $       540
          Cost of goods sold  . . . . . . .          1,058             312
                                               -----------     -----------
          Gross profit  . . . . . . . . . .            772             228

          Selling, general and
            administrative  . . . . . . . .            687             315
          Research and development  . . . .             --              34
                                               -----------     -----------
            Total operating expenses  . . .            687             349
                                               -----------     -----------

          Operating income (loss) . . . . .             85            (121)

          Other income (expenses):
            Undistributed earnings of
               affiliate  . . . . . . . . .             --             (30)
            Interest, net . . . . . . . . .            (78)             (9)
            Minority interest in
              affiliate . . . . . . . . . .            (85)             --
            Other . . . . . . . . . . . . .             58              --
                                               -----------     -----------
                                                      (105)            (39)

          Loss before provision for
            income taxes  . . . . . . . . .            (20)           (160)
          Provision for income taxes  . . .             --              --
                                               -----------     -----------
          Net loss  . . . . . . . . . . . .    $       (20)    $      (160)
                                               ===========     ===========

          Weighted average number of
            common and common equivalent
            shares outstanding  . . . . . .      2,553,136        2,456,064
                                               ===========     ===========

          Loss per common and
            common equivalent share . . . .    $      (.01)    $      (.07)
                                               ===========     ===========


                                       See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     THREE MONTHS ENDED
                                                     ------------------
                                                OCTOBER 31,    OCTOBER  26,
                                                   1997           1996
                                                -----------    ------------
                                                         (THOUSANDS)

          OPERATING ACTIVITIES:
          Net loss  . . . . . . . . . . . .        $   (20)        $  (160)
          Adjustments to reconcile net loss
            to net cash used in operating
            activities:
            Depreciation and
              amortization  . . . . . . . .              49             10
            Undistributed earnings
              of affiliate  . . . . . . . .             --              30
            Minority interest in
              affiliate . . . . . . . . . .             85              --
            Changes in operating assets
              and liabilities:
              Accounts receivable . . . . .            187              64
              Inventories, prepaid and
                other current assets  . . .            (88)            (47)
              Accounts payable and
                accrued liabilities . . . .           (385)             72
                                                   -------         -------
            Net cash used in operating
             activities . . . . . . . . . .           (172)            (31)

          INVESTING ACTIVITIES:
          Purchase of property and
            equipment, net  . . . . . . . .            (13)             (6)
                                                    -------        -------
          Net cash used in investing
            activities  . . . . . . . . . .            (13)             (6)

          FINANCING ACTIVITIES:
          Principal payments on
            long-term debt  . . . . . . . .            (62)            (17)
          Proceeds from long-term debt
            and bank line of credit . . . .             --             500
          Issuance of common stock, net . .             --             146
          Issuance of convertible
            subordinated debt . . . . . . .              --            720
          Deferred financing costs  . . . .             --            (166)
          Proceeds from exercise of
            stock options . . . . . . . . .             --               2
                                                   -------         -------
            Net cash provided by (used in)
              financing activities  . . . .            (62)          1,185
                                                   -------         -------

          Effect of exchange rate changes on
            cash and cash equivalents . . .              3              --
          Increase (decrease) in cash
            and cash equivalents  . . . . .           (244)          1,148
          Cash and cash equivalents,
            beginning of period . . . . . .            533             317
                                                   -------         -------
          Cash and cash equivalents,
            end of period . . . . . . . . .        $   289         $ 1,465
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

          Foreign Currency Translation

          The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of Rosch GmbH to October 31, 1997 have been reported separately as a component of stockholders equity.

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

          On December 18, 1997, the Company closed on the purchase of the remaining 50% of the outstanding capital stock of Rosch GmbH for $50,000 plus 105,000 shares of the Company's Common Stock along with a 45% interest in Meditronic Medizinelektronik GmbH for $150,000 plus 105,000 shares of the Company's Common Stock, pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997.


          4.   Year 2000

          The Company has completed an assessment of Year 2000 issues with respect to its computer systems. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems in that all required modifications and conversions to comply with Year 2000 requirements will be fully completed by the third quarter of 1999. In the opinon of management, the total cost of addressing the Year 2000 issue will not have a material impact on the Company's financial position or results of operations.


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

                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------


          /s/ Thomas A. Slamecka                 Dated:   July 6, 1998
          ----------------------
          Thomas A. Slamecka
          Chairman


          /s/ Michael T. Pieniazek               Dated:   July 6, 1998
          ------------------------
          Michael T. Pieniazek
          President and
          Chief Financial Officer