Form 10KSB/A
period 1997-07-31
AMERICAN ELECTROMEDICS CORP
filed 1998-07-15
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-KSB/A

          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended          July 31, 1997
                                   ----------------------------------------

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from                 to
                                        ----------------   ----------------

          Commission file number                   0-9922
                                -------------------------------------------

                             AMERICAN ELECTROMEDICS CORP.
          -----------------------------------------------------------------
                   (Name of Small Business Issuer in Its Charter)

                    Delaware                            04-2608713
          -------------------------              --------------------------
          (State of Incorporation or            (I.R.S. Employer
          Organization)                         Identification No.)

          13 Columbia Drive, Suite 18, Amherst, New Hampshire         03031
          -----------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                                    (603) 880-6300
          -----------------------------------------------------------------
                   (Issuer's telephone number, including area code)

          Securities registered under Section 12(b) of the Exchange:  None

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

          ITEM 1.   DESCRIPTION OF BUSINESS
                    -----------------------

          THE COMPANY
          -----------


               American Electromedics Corp. (the "Company") is principally engaged in the manufacture and sale of medical testing equipment. A major part of the business is currently based on the manufacture and sale of Tympanometers<registered trademark>. The name Tympanometer<registered trademark> is a registered trademark of the Company. The Tympanometer<registered trademark>, an automatic impedance audiometer, is a medical diagnostic instrument which, by applying a combination of air pressure and sound to the ear drum, identifies diseases and disorders of the middle ear which are not revealed by standard hearing tests. In September 1995, the Company introduced the Race Car<trademark> Tympanometer, which is directed for use in screening pre-school children for hearing disorders. In December 1996, the Company began selling the QuikTymp<trademark> Tympanometer, a version of the Race Car Tympanometer that can test for middle ear disease in adults and children.


               The Company also manufactures and sells audiometers which use sound at descending decibel levels to screen for hearing loss. Production and sales of the Pilot<trademark> Audiometer began in August 1994.

               In the Fall of 1995, the Company decided to increase its presence in the European market. Efforts were made to identify opportunities which would result in greater market penetration for its current product line as well as increased exposure to potential manufacturing partners or joint ventures.

               In January 1996, the Company purchased a fifty (50%) percent interest in Rosch GmbH Mediz-intechnik, a German corporation ("Rosch GmbH"). Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including the Company's products, to primary care physicians in Europe. In 1997, Rosch GmbH began selling and distributing in markets outside North America, South America and Australia the Viola<trademark> intraoral camera system which is designed for use in the dental marketplace. The Viola<trademark> intraoral camera displays close-up high quality color video images of dental patients' teeth and gums. These images help dentists and other dentalcare workers in displaying dental health and hygiene problems. Using this system, treatment plans discussions and on-going patient information are enhanced as patients can see, understand and accept treatment recommendations.

               The Company was granted the exclusive right to market and sell the Viola<trademark> system in North America, South America and Australia. In September 1997, the Company received U.S. Food and Drug Administration clearance to sell this system. In November 1997, the Company began the marketing program to introduce the system in the United States.

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

          TYMPANOMETER<REGISTERED TRADEMARK>
          ----------------------------------

               The Company recognized that tympanometry had applications beyond the use of the ear specialists and could be used in the recognition and diagnosis of ear disorders by other practitioners if an instrument was developed which was fully automated and produced results which were easily interpreted. Consequently, in 1977, the Company introduced a Company-designed impedance audiometer called the Tympanometer<registered trademark>. The Tympanometer<registered trademark> has a rubber tipped probe which is placed against the ear canal for a three second procedure that applies sound and air pressure to the ear drum and produces a graphic (hard copy) representation of the middle ear function. Family practitioners, pediatricians and allergists confront, on a daily basis, problems affecting the middle ear. The principal method of determining the nature of the middle ear problem is through a visual impression obtained with the assistance of a hand-held instrument that is placed in the patient's ear. The graphic result provided by the Tympanometer<registered trademark> eliminates the uncertainties which may result from visual examination. The person administering the Tympanometer<registered trademark> test, who may be a physician, school nurse or other health care professional, can determine from the graph whether the ear condition is caused by an infection, a perforation of the ear drum, a retraction of the ear drum or other pathological condition, and can treat the condition or refer the patient to the appropriate specialist.

               The Company manufactures and sells four different models of Tympanometers<registered trademark>.

          PILOT<REGISTERED TRADEMARK> AUDIOMETER
          --------------------------------------

               In August 1994, the Company completed the design process and began production of an audiometer which facilitates the testing for hearing loss in very young children. The Pilot<trademark> Audiometer performs "select picture" and puretone audiometry and is particularly useful in screening young children for hearing loss because it is as simple as identifying pictures. A test board with twelve easily identifiable pictures is displayed within reach of the child, who is outfitted with a headset connected to an audiometer. The child is then asked, through the headset, to identify ten pictures presented at eight descending decibel levels. Select picture audiometry is a technique developed by the Mayo Clinic in the 1960s and has been used by audiologists for decades. Using new digital voice chip technology, the Company has automated the procedure so that it can be used simply and efficiently in a primary care or screening environment. Since its introduction, the Pilot<trademark> Audiometer has continued to receive favorable response from the market.

          RACE CAR TYMPANOMETER<REGISTERED TRADEMARK>
          -------------------------------------------

               In fiscal 1996, the Company introduced the Race Car Tympanometer<registered trademark> to the marketplace. The Race Car Tympanometer<registered trademark> is designed to test for middle ear disease in young children using up-dated graphics for visual distraction of the child during testing.


          QUIKTYMP<TRADEMARK> TYMPANOMETER
          --------------------------------



               In fiscal 1997, the Company presented the new QuikTymp<trademark> Tympanometer line at the Health Industry Distributors Association (HIDA) Meeting. The QuikTymp<trademark> Tympanometer tests for middle ear disease in children and adults. This easy to use unit features the Company's "Little Car" visual distraction for testing children and the traditional graph display for adults. The QuikTymp<trademark> can include the option of a built-in pure tone audiometer. Marketing commenced in December 1996.


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

               The Company intends to market the Viola<trademark> system on a direct basis using sales leads generated from attendance at trade shows and advertising in the major dental journals and direct mail campaigns to the end user. the Company also intends to distribute this product through selected distributors throughout the United States.

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

               The Viola<trademark> system is manufactured by Meditronic Medizinelektronik GmbH, a German manufacturer of medical camera systems, and which is partially owned by the other 50% owner of Rosch GmbH.

          BACKLOG
          -------

               The Company's total backlog as of July 31, 1997 was $161,000 as compared to total backlog as of July 27, 1996 of $270,000

          PRODUCT DEVELOPMENT
          -------------------

               The Company is continually engaged in product development. As mentioned, the QuikTymp<trademark> Tympanometer was introduced in fiscal 1997. The Company is currently exploring new product opportunities both in audiometrics and also in other lines. In 1996, the Company licensed a new technology for the measurement of the viscosity of human blood plasma. This new technology, however, was subsequently determined not to be commercially feasible. In fiscal 1997, the Company expended $85,000 for research and development. It expects to continue to incur research and development costs in fiscal 1998 dependent upon the success of the development activities and available funds.

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

          COMPETITION
          -----------

               There has been some recent consolidation among the Company's major competitors in the audiometric business, which has resulted in some price erosion for those products. The major competitive factors are price, utilization of latest technology and ease of use. In fiscal year 1996, the Company completed the redesign of its Tympanometer<registered trademark> line to take advantage of more cost effective technology and to address customer needs.

               The market for intraoral cameras is relatively new. Several companies, including several large public companies, are marketing such cameras, and other companies may enter this marketplace. No assurance can be given that the Company will be able to compete against these other companies which may have substantially greater marketing and financial resources than the Company.

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

          ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    -----------------------------------------------
                    OPERATION
                    ---------

               This report contains or refers to forward-looking information made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. That information covers future revenues, products, and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement include, but are not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulations and reimbursements, changes in foreign economic conditions or currency translation, product acceptance or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.


          RESULTS OF OPERATIONS


               Net sales were $2,309,000 for the fiscal year ended July 31, 1997 ("Fiscal 1997") compared to $3,337,000 during fiscal year ended July 27, 1996 ("Fiscal 1996"). The $1,028,000 decrease in sales result primarily from a substantial decline in sales in Germany, which had constituted the Company's major international market, initially because of temporary regulatory delays. The Company's products intended to be sold in Germany are required to be manufactured under an approved quality system, i.e., ISO 9000. The Company received ISO 9000 certification at the end of the second fiscal quarter of 1997 and resumed shipments into Germany and, therefore, as of July 31, 1997 any temporary regulatory delays relating to ISO 9000 issues were no longer a factor.
          Sales continued to be affected, however, by a change in medical reimbursement in Germany whereby separate reimbursement was terminated for audiometric tests performed with the Company's products.



               The temporary regulatory delays related to ISO 9000 certification and the change in medical reimbursement in Germany both came into effect at approximately the same time, late in the fourth quarter of fiscal 1996. Sales to Germany decreased by $900,000 in fiscal 1997 as a result of these factors. Inasmuch as both factors impacted upon sales at the same time, it is not possible to quantify their impact separately.


               Net loss for Fiscal 1997 was $926,000, or $.37 per share, compared to a net income of $442,000, or $.18 per share, for Fiscal 1996. The overall decrease in profits in Fiscal 1997 was primarily the result of the above-mentioned decline in sales in addition to increased debt service costs. The conversion of the Debentures mentioned below should reduce future annual debt service costs by approximately $100,000.

               Cost of sales, as a percentage of net sales, for Fiscal 1997 was 56.8% versus 49.5% for Fiscal 1996. The increase in cost as a percentage of sales can be attributed to the product mix and unfavorable overhead variances as a result of decreased manufacturing levels in response to the general domestic industry-wide slowdown and the previously mentioned decline in sales in Germany.


               Selling, general and administrative (SG&A) expenses increased and research and development (R&D) expense decreased in Fiscal 1997 over Fiscal 1996. The Company attributes the $355,000 increase in SG&A expenses to increased marketing and promotional activity. General and administrative expenses increased by $145,000 as a result of corporate development expense and the retention of senior level executives. These costs are more fixed in nature. Selling expenses increased by $210,000 as a result of the market introduction of the new QuikTymp<trademark> Tympanometer line of products in December 1996. These selling expenses were high as a result of heavy promotion at the front end of the product introduction period and should become more variable over time. The increase in other income/expense in 1997 when compared to 1996 primarily related to $100,000 of additional interest expense as a result of new convertible debentures and other bank debt as well as write-off of purchased technology from BioFlo Systems together with $125,000 associated with the legal proceeding involving the
          former president of the Company.   The Company decreased R&D
          expenditures in Fiscal 1997 to $85,000 compared to $215,000 in Fiscal 1996 when the Company redesigned its line of tympanometers.

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

               Currently, the Company is seeking additional capital required under the Forbearance and to fund the Company's entry in the intraoral dental camera business. The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business. The Company is engaged in a private placement of its capital stock. There is no assurance that management will find suitable acquisition candidates or effect the necessary financial arrangements, or that a private placement would not significantly dilute its existing stockholders.

          SELECTED FINANCIAL DATA
          -----------------------


     -------------------------------------------------------------------------
      SUMMARY OF         7/31/97    7/27/96    7/29/95     7/30/94    7/31/93
      OPERATIONS
     -------------------------------------------------------------------------
      Net sales          $2,309     $3,337      $2,443     $1,965     $2,358
     -------------------------------------------------------------------------
      Income (loss)        (926)       467         184         61        203
       before
       provision for
       income taxes
       & extraordinary
       items
     -------------------------------------------------------------------------
      Net income (loss)    (926)       442         172         57        399
     -------------------------------------------------------------------------
      Net income (loss)    (.37)       .18         .08        .03        .25
       per share
     -------------------------------------------------------------------------
      Weighted        2,510,296  2,493,854   2,238,483  1,833,666  1,594,651
       average
       common &
       equivalent
       shares
     -------------------------------------------------------------------------

     -------------------------------------------------------------------------
        FINANCIAL       7/31/97     7/27/96    7/29/95    7/30/94    7/31/93
        POSITION
     -------------------------------------------------------------------------
      Total assets      $3,060      $2,771    $1,513       $899     $1,023
     -------------------------------------------------------------------------
      Working capital    1,060         906       915        485        402
     -------------------------------------------------------------------------
      Long-term debt     1,100          94         0          4          0
     -------------------------------------------------------------------------
      Stockholders'      1,168       1,948     1,196        771        704
       equity
     -------------------------------------------------------------------------

     Note:  In thousands, except for share and per share amounts.

          ITEM 7.   FINANCIAL STATEMENTS
                    --------------------

                           INDEX TO FINANCIAL STATEMENTS
                           -----------------------------

                                                                       Page

          Report of Ernst & Young LLP, Independent Auditors . . . . . .  12


          Balance Sheets, July 31, 1997 and July 27, 1996 . . . . . . .  13


          Statements of Operations for the Years Ended
            July 31, 1997, July 27, 1996 and July 29, 1995  . . . . . .  14


          Statements of Changes in Stockholders' Equity
            for the Years Ended July 31, 1997, July 27, 1996
            and July 29, 1995 . . . . . . . . . . . . . . . . . . . . .  15


          Statements of Cash Flows for the Years Ended
            July 31, 1997, July 27, 1996 and July 29, 1995. . . . . . .  16


          Notes to Financial Statements . . . . . . . . . . . . . . . .  17

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


                                             /s/  Ernst & Young LLP


          Manchester, New Hampshire
          September 29, 1997, except as to Note 10, as to which the date is November 3, 1997.

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS


                                              JULY 31, 1997  JULY 27, 1996
                                              -------------  -------------
                                                       (Thousands)
          ASSETS
          Current Assets:
          Cash and cash equivalents . . . .        $   471        $   317
          Accounts receivable, net of
            allowance of $7,000 and $11,000
            in 1997 and 1996, respectively:
            Trade . . . . . . . . . . . . .            283            303
            Affiliate . . . . . . . . . . .            379            402
                                                   -------        -------
                                                       662            705

          Inventories . . . . . . . . . . .            475            480
          Prepaid and other current assets             244            133
                                                   -------        -------
               Total current assets . . . .          1,852          1,635

          Property and Equipment:
          Machinery and equipment . . . . .            361            318
          Furniture and fixtures  . . . . .             79             79
          Leasehold improvements  . . . . .              9              9
                                                   -------        -------
                                                       449            406
          Accumulated depreciation  . . . .           (396)          (365)
                                                   -------        -------
                                                        53             41

          Deferred financing costs  . . . .            128             --
          Investment in affiliate . . . . .            819            876
          Goodwill  . . . . . . . . . . . .            208            219
                                                   -------        -------
                                                   $ 3,060        $ 2,771
                                                   =======        =======

          LIABILITIES & STOCKHOLDERS' EQUITY
          Current Liabilities:
          Accounts payable  . . . . . . . .        $   187        $   324
          Bank line of credit . . . . . . .            300            300
          Accrued liabilities . . . . . . .            153             38
          Current portion of long-term debt            152             67
                                                   -------        -------
             Total current liabilities  . .            792            729

          Convertible subordinated
            debentures  . . . . . . . . . .            720             --
          Long-term debt  . . . . . . . . .            380             94

          Stockholders' Equity:
          Preferred stock, $.01 par value;
            Authorized - 1,000,000 shares;
            Outstanding-none  . . . . . . .             --             --
          Common stock, $.10 par value;
            Authorized -  20,000,000 shares;
            Outstanding- 2,553,136 and
            2,454,666 shares in 1997 and
            1996, respectively  . . . . . .            255            245
          Additional paid-in capital  . . .          2,919          2,783
          Retained deficit  . . . . . . . .         (2,006)        (1,080)
                                                   -------        -------
             Total stockholders' equity . .          1,168          1,948
                                                   -------        -------
                                                   $ 3,060        $ 2,771
                                                   =======        =======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF OPERATIONS


                                                   YEARS ENDED
                                         --------------------------------
                                         JULY 31,    JULY 27,    JULY 29,
                                           1997        1996        1995
                                         --------    --------    --------
                                                (Thousands, except
                                                per share amounts)

          Net sales . . . . . . . . .    $ 2,309      $ 3,337    $ 2,443
          Cost of goods sold  . . . .      1,311        1,652      1,371
                                         -------      -------    -------
             Gross profit . . . . . .        998        1,685      1,072

          Selling, general and
             administrative . . . . .      1,394        1,039        719
          Research and development  .         85          215        182
                                         -------      -------    -------
             Total operating expenses      1,479        1,254        901
                                         -------      -------    -------

          Operating income (loss) . .       (481)         431        171

          Other income (expenses):
             Undistributed earnings
               (loss) of affiliate  .        (57)          52         --
             Interest, net  . . . . .       (125)         (16)         9
             Other  . . . . . . . . .       (263)          --          4
                                         -------      -------    -------
                                            (445)          36         13

          Income (loss) before
             provision for
             income taxes . . . . . .       (926)         467        184
          Provision for income taxes         --            25         12
                                         -------      -------    -------

          Net income (loss) . . . . .    $  (926)     $   442    $   172
                                         =======      =======    =======

          Earnings (loss) per common
            and common equivalent
            share . . . . . . . . . .    $  (.37)     $   .18    $   .08
                                         =======      =======    =======



                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                      COMMON STOCK       ADDITIONAL  RETAINED       TOTAL
                     -------------        PAID-IN    DEFICIT    STOCKHOLDERS'
                    SHARES     AMOUNT     CAPITAL                   EQUITY
                    ------     ------    ----------  --------    ------------
                                           (THOUSANDS)

    Balance at
     July 30,
     1994 . . .     1,838     $ 184     $ 2,281      $(1,694)       $  771

    Exercise of
     stock
     options  .       505        50         203           --           253
    Net income         --        --          --          172           172
                    -----     -----       -----        -----         -----

    Balance at
     July 29,
     1995 . . .     2,343       234       2,484       (1,522)        1,196

    Investment
     in
     affiliate        100        10         290           --           300
    Exercise of
     stock
     options  .        11         1           9           --            10
    Net income         --        --          --          442           442
                    -----     -----       -----        -----         -----

    Balance at
     July 27,
     1996 . . .     2,454       245       2,783       (1,080)        1,948

    Sale of
     capital
     stock  . .        48         5         139           --           144
    Exercise of
     stock options,
     net  . . .        51         5          (3)          --             2
    Net loss  .        --        --          --         (926)         (926)
                    -----     -----       -----        -----         -----

    Balance at
     July 31,
     1997 . . .     2,553     $ 255      $2,919      $(2,006)       $1,168
                   ======     =====       =====        =====         =====



                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS

                                                     YEARS ENDED
                                        --------------------------------------
                                         JULY 31,      JULY 27,      JULY 29,
                                           1997          1996          1995
                                        ----------    ----------   -----------
                                                      (Thousands)

      OPERATING ACTIVITIES:
      Net income (loss) . . . . . . .       $(926)           $442         $172
      Adjustments to reconcile net
        income (loss) to net cash
        provided by (used in)
        operating activities:
      Depreciation and amortization .          80              38           35
      Provision for doubtful accounts          (4)             --            8
      Undistributed earnings (loss)
        of affiliate  . . . . . . . .          57             (52)          --
      Changes in operating assets and
        liabilities:
        Accounts receivable . . . . .          43            (274)        (277)
        Inventories, prepaid and             (106)           (317)        (114)
          other current assets  . . .
        Accounts payable and accrued
          liabilities . . . . . . . .         (22)             49          195
                                            -----           -----        -----
      Net cash provided by (used in)
        operating activities  . . . .        (878)           (114)          19

      INVESTING ACTIVITIES:
      Investment in affiliate . . . .          --            (519)          --
      Purchase of property and
        equipment, net  . . . . . . .         (39)            (22)         (26)
                                            -----          ------        -----
      Net cash used in investing
        activities  . . . . . . . . .         (39)           (541)         (26)

      FINANCING ACTIVITIES:
      Principal payments on long-term
        debt  . . . . . . . . . . . .        (129)            (43)          (6)
      Proceeds from long-term debt
        and bank line of credit . . .         500             500           --
      Issuance of common stock, net .         144              --           --
      Issuance of convertible
        subordinated debt . . . . . .         720              --           --
      Deferred financing costs  . . .        (166)             --           --
      Proceeds from exercise of stock
        options . . . . . . . . . . .           2              10          253
                                            -----           -----        -----

      Net cash provided by financing
        activities  . . . . . . . . .       1,071             467          247
                                            -----           -----        -----

      Increase (decrease) in cash and
        cash equivalents  . . . . . .         154            (188)         240
      Cash and cash equivalents,
        beginning of year . . . . . .         317             505          265
                                            -----         -------      -------
      Cash and cash equivalents, end
        of year . . . . . . . . . . .        $471            $317         $505
                                            =====         =======      =======

      NONCASH TRANSACTION:
       Stock issued for investment in
         affiliate  . . . . . . . . .          --            $300           --



                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                            NOTES TO FINANCIAL STATEMENTS
                                    JULY 31, 1997


          1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
               ------------------------------------------

          Business Description
          --------------------

               American Electromedics Corp. (the "Company") is engaged in the manufacture and sale of medical testing equipment principally to the United States and European medical community. The Company currently produces two devices designed for audiological testing purposes: Tympanometers<registered trademark>, which apply a combination of pressure and sound to the ear drum to detect diseases of the middle ear, and Audiometers, which use sound at descending decibel levels to screen for hearing loss.


               The Company recognizes revenue upon receipt of a firm customer order and shipment of the product, net of allowances for warranties, which have not been material. The Company does not recognize revenue on product shipments that are subject to rights of return, evaluation periods, customer acceptance, or any other contingencies until such contingency has expired.


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


               The Company continually assesses the recoverability of its goodwill based on estimated future results of operations and undiscounted cash flows in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Based on the Company's assessment, there was no impairment in the carrying value of goodwill or its other long-lived assets at July 31, 1997 or July 27, 1996.

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


               The Company's deferred tax assets (which result primarily from net operating loss carryforwards and accrued expenses) as of July 31, 1997 and July 27, 1996 are $561,000 and $248,000,
          respectively. SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists and therefore has maintained a valuation allowance of $561,000 and $248,000 as of July 31, 1997 and July 27, 1996, respectively. As of July 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of $1,286,000 that expire from 2004 to 2012.


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


               Significant components of the Company's deferred tax assets are as follows:



                                                  1997          1996
                                                  ----          ----
           Deferred tax assets:
                Net operating loss
                 carryforwards                 $ 437,000      $183,000
                Accrued expenses                  67,000         3,000
                Inventory                         24,000        43,000
                Other                             16,000            --
                Reserves                          17,000        19,000
                                                 -------       -------
                  Total deferred tax assets      561,000       248,000
                Valuation allowance for
                 deferred tax assets            (561,000)     (248,000)
                                                 -------       -------
           Net deferred tax assets             $     -0-     $     -0-
                                                 =======       =======

          A reconciliation of income taxes computed at the federal statutory rates to income tax expense is as follows:



                             1997                1996              1995
                       ------------------------------------------------------
                       AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                       ------   -------   ------   -------   ------   -------
      Tax (Benefit)
       at Federal
       Statutory
       Rates        $(315,000)    (34%) $159,000      34%    $63,000      34%
      State Income
       Taxes, Net of
       Federal Tax
       Benefit             --      --     17,000       4       8,000       4
      Change in
       Valuation
       Reserve        313,000      34   (122,000)    (26)    (63,000)    (34)
      Goodwill
       Amortization    13,000       1      4,000       1       4,000       2
      Other           (11,000)     (1)   (33,000)     (7)         --      --
                       ------    ----    -------    ----      ------     ---
           Total    $      --       0%   $25,000       6%    $12,000       6%
                       ======    ====     ======    ====      ======     ===



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


          Change in Year End
          ------------------



               Effective July 31, 1997, the Company is reporting its month end on the last day of each month for accounting purposes.


          2.   INVENTORIES:
               ------------

               Inventories consist of the following at:

                                 July 31, 1997           July 27, 1996
                                 -------------           -------------

           Raw materials             $264,000                $339,000
           Work-in-process             31,000                  51,000
           Finished goods             180,000                  90,000
                                     --------                --------
                                     $475,000                $480,000
                                     ========                ========

          3.   INVESTMENT IN AFFILIATE:
               -----------------------


               In January 1996, the Company invested $519,000 of cash and issued 100,000 shares of its common stock for a fifty percent interest in Rosch GmbH Medizintechnik ("Rosch GmbH"). The 100,000 shares were valued at $3.00 per share, which represents the fair market value of the stock. This investment is being accounted for by the Company under the equity method of accounting. Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including the Company's products, to primary care physicians throughout Europe. In January 1996, Rosch GmbH sold its exclusive distributorship rights for a manufacturer's ear, nose, and throat ("ENT") line of products in order to concentrate on the Company's products as well as other healthcare products. At July 31, 1997, the investment in Rosch GmbH exceeded the Company's share of the underlying net assets by approximately $646,000. This amount is being amortized over twenty-five years. Amortization expense for the years ended July 31, 1997 and July 27, 1996 was $28,000 and $16,000, respectively.



               Accounts receivable from affiliates recorded in the Company's balance sheets represent trade receivables arising through the normal course of business. The balances consist primarily of sales of the Company's audiometric products to Rosch GmbH. As discussed in Note 9, Rosch GmbH represents a significant customer of the Company. Intercompany profits relating to sales of the Company's products to Rosch GmbH are eliminated based on the Company's 50% equity ownership of Rosch GmbH.


               Summarized unaudited financial information of Rosch GmbH is as follows:

                                      Year Ended         7 Months Ended
                                    July 31, 1997         July 27, 1996
                                    -------------         -------------

           Sales . . . . . . .        $3,920,000            $1,893,000
           Gross profit  . . .         1,340,000               853,000
           Net (loss) income .           (58,000)              136,000
           Current assets  . .         2,435,000             1,365,000
           Non-current assets            211,000               179,000
           Current liabilities         1,687,000               770,000
           Non-current
            liabilities  . . .           737,000               370,000

          4.   DEBT:
               -----

               In 1996, the Company entered into a term loan agreement with a bank. The loan is payable in equal monthly installments through December 1998. Interest is based on the Wall Street Journal Prime Rate plus 1/2% (9.0% as of July 31, 1997). As of July 31, 1997, there was $95,000 outstanding under this loan.


               In October 1996, the Company completed a placement (the "Placement") of 12 units (the "Units") at a price of $75,000 per Unit, or an aggregate of $900,000. Each Unit consisted of a $60,000 principal amount 14% Convertible Subordinated Debenture due October 31, 1999 (the "Debenture") and 4,000 shares of Common Stock valued at $3.75 per share, the fair market value, or an aggregate of $720,000 principal amount of Debentures and 48,000 shares of Common Stock. The aggregate financing costs of the Placement was $202,000, of which $36,000 was for the Common Stock and $166,000 was for the Debentures.


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

               Borrowings under the bank loans are collateralized by essentially all of the assets of the Company.

               Principal payments due on long-term debt are as follows:

                                  1998  $   152,000
                                  1999      173,000
                                  2000      895,000
                                  2001       32,000
                                           --------
                                         $1,252,000
                                          =========

               As of July 31, 1997, the Company was not in compliance with certain financial covenants under its loan agreement. As a result, the Company received waivers and entered into a Forbearance and Workout Agreement with the bank, as described in
          Note 10.

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


               In 1996, the Company granted to a consultant an option to purchase a total of 13,000 shares of the Company's common stock at fair market value on the date of grant. The option is exercisable and expires no later than three years from the date of grant. The Company expensed approximately $10,000 and $50,000 in 1996 and 1997, respectively, based on the fair market value of the consultant's services over the twelve month term of the consulting agreement.


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


               In 1997, the Company granted certain directors and officers of the Company options to purchase 480,000 shares under separate option agreements. The options were granted at the fair market value of the Company's common stock on the date of grant. The options vest over four years and expire ten years from the date of grant.


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

                                                     OPTIONS
                                                1997           1996
                                            ----------     ----------

           Expected life (years)                4.7            4
           Interest rate                        6%             6%
           Volatility                           1.15           1.13
           Dividend yield                       0.0%           0.0%

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because FAS 123 is applicable only to options granted subsequent to July 29, 1995, its pro forma effect will not be fully reflected until fiscal year 1999. The Company's pro forma information is as follows:
                                                   1997         1996
                                                ----------     -------

           Pro forma net income (loss) . . .    $(1,238,759)   $429,134
           Pro forma net income (loss)
            per share  . . . . . . . . . . .      $   (0.49)   $   0.17

          Option activity for the years ended 1997, 1996 and 1995 is summarized below:


                            1997                1996                1995
                     ------------------  ------------------- -------------------

                               Weighted             Weighted            Weighted
                                Average              Average            Average
                               Exercise             Exercise            Exercise
                       Shares    Price     Shares     Price    Shares    Price
                      -------- --------  ---------- -------- ---------  --------

     Outstanding at
       beginning of
       year  . . . .   133,000     $1.58    131,000     $0.93  585,000    $0.53

       Granted . . .   480,000      3.36     13,000      7.50  120,000     0.93
       Expired or
         canceled  .  (136,000)     3.45         --        -- ( 69,000)    0.68
       Exercised . .  ( 74,000)     0.66   ( 11,000)     0.94 (505,000)    0.50
                       -------              -------            -------

     Outstanding at
       end of year .   403,000      3.23    133,000      1.58  131,000     0.93
                       =======              =======            =======

     Exercisable at
       end of year .   111,000      3.11    107,000      0.87   11,000     0.94
                       =======              =======            =======

     Available for
       future grants   240,000               10,000             10,000
                       =======              =======            =======

     Weighted-
       average fair
       value of
       options
       granted
       during year .               $2.54                $4.52


          The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 1997:

                          Options Outstanding      Options Exercisable
                          -------------------- ---------------------------
                                    Weighted
                                     Average   Weighted           Weighted
             Range of     Number    Remaining  Average   Number   Average
             Exercise      Out-    Contractual Exercise   Exer-   Exercise
              Prices     standing     Life      Price    cisable   Price
           ------------- --------  ----------  -------- -------- ---------

          $1.41            30,000    1 Year     $1.41    30,000     $1.41
          $3.00 - $4.37   360,000    1 Year      3.23    68,000      3.00
          $7.50            13,000    3 Years     7.50    13,000      7.50
                          -------                       -------

                          403,000                       111,000
                          =======                       =======


          7.   OTHER EXPENSES
               --------------


               The Company incurred $263,000 in other charges during 1997. This amount included $125,000 associated with the legal proceeding involving the former president of the Company and $100,000 for the write off of purchased technology from BioFlo Systems. This technology was intended to measure the viscosity of human blood plasma. However, it was subsequently determined not to be commercially feasible.



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

          10.  SUBSEQUENT EVENTS
               -----------------


               The Company entered into a Forbearance and Workout Agreement (the "Workout Agreement") with its bank on October 28, 1997 as a result of it not being in compliance with certain financial covenants under its loan agreement as of July 31, 1997. Under the Workout Agreement, the bank has waived the non-compliance of the covenants for a period of one year on the condition that the Company agreed to, among other things, raise within 30 days an additional $250,000 of equity capital and to apply $150,000 of such amount against outstanding term loans. Additionally, as part of the Workout Agreement, the Company's revolving line of credit was reduced to $300,000. Certain of the loan agreement financial covenants were also amended to more reasonably reflect the Company's current financial position.


                 In connection with the October 1997 amendments to the bank arrangements and its efforts to obtain additional equity capital, the conversion price of the Debentures had been reduced from $3.75 to $1.00 per share. As of November 3, 1997, the holders of all $720,000 principal amount of Debentures have elected to convert. As a result of this conversion, the Company has reduced its long-term debt by $720,000 and issued 720,000 shares of common stock. The Company also will record a charge of approximately $100,000 to write-off deferred financing costs capitalized upon initial issuance of the Debentures.

          ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ---------------------------------------------
                    ACCOUNTING AND FINANCIAL DISCLOSURE
                    -----------------------------------

               None.


                                       PART III
                                       --------

          ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                    ----------------------------------------
                    AND CONTROL PERSONS; COMPLIANCE WITH
                    ------------------------------------
                    SECTION 16(A) OF THE EXCHANGE ACT
                    ---------------------------------

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
                                        Director
          Michael T. Pieniazek  39    President and                  N/A
                                       Chief Financial Officer
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

               Joseph Wear has been a director of the Company since March 1995. Since November 1995, he has been Executive Director of Wellness Community-Delaware, a provider of psychosocial support to people with cancer and their families. From 1987 to 1995, he was a partner in Philadelphia Entrepreneurial Partners which was engaged in management consulting to small and medium business. From 1970 to 1987, Mr. Wear was President and Chief Executive Officer of Summit Airlines.

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

          CASH COMPENSATION TABLE

          -----------------------------------------------------------------
                                                               #      LONG
            NAME AND PRINCIPAL                              OPTIONS   TERM
                 POSITION          YEAR    SALARY   BONUS   GRANTED  AWARDS
          -----------------------------------------------------------------
               Noel A. Wren,       1997  $ 76,000     --    10,000     --
             President & Chief     1996   105,000  $10,700    --       --
           Executive Officer 1./   1995    97,500     --      --       --
                           ---
          -----------------------------------------------------------------
           Michael T. Pieniazek,   1997  $113,000     --      --       --
            President & CFO 2./
                          ---
          -----------------------------------------------------------------

          --------------------
          1./  Mr. Wren's employment terminated in March 1997.
          --
          2./  Mr. Pieniazek became President in April 1997 and continues
          --   to serve as Chief Financial Officer.

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

          AGGREGATED OPTION EXERCISES FOR THE FISCAL YEAR
          ENDED JULY 31, 1997 AND FY-END OPTION VALUES
          ----------------------------------------------------------------
                                                                Value of
                                                  Number of    Unexercised
                                                 Unexercised  In-the-Money
                                                  Options at   Options at
                                                  FY-End (#)   FY-End ($)
          ----------------------------------------------------------------
                               Shares
                              Acquired
                                 on      Value
                              Exercise Realized Exercisable/  Exercisable/
                Name             (#)      ($)   Unexercisable Unexercisable
          -----------------------------------------------------------------

          Noel A. Wren           --       --         -0-           -0-
          -----------------------------------------------------------------
          Michael T. Pieniazek   --       --       30,000/0        --
          -----------------------------------------------------------------

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

          -----------------------------------------------------------------
                                                       Amount &
                                                      Nature of    Percent
           Name and Address of                        Beneficial      of
            Beneficial Owner*      Status             Ownership     Class
          -----------------------------------------------------------------
          Kenneth Levy          Director            114,839 shs(1)   4.5%
          -----------------------------------------------------------------
          Marcus R. Rowan       Director             91,550 shs(2)   3.5%
          -----------------------------------------------------------------
          Thomas A. Slamecka    Director and        195,000 shs(3)   7.2%
                                  Chairman
          -----------------------------------------------------------------
          Joseph Wear           Director             66,825 shs(4)   2.6%
          -----------------------------------------------------------------
          Noel A. Wren          Director            208,000 shs(4)   8.1%
          -----------------------------------------------------------------
          Michael T. Pieniazek  President and CFO    32,000 shs(5)   1.2%
          -----------------------------------------------------------------
          All Officers and
          Directors as a
          Group (6 persons)                         708,214 shs(6)  25.1%
          -----------------------------------------------------------------

          * The address of the persons listed above is c/o American Electromedics Corp., 13 Columbia Drive, Suite 18, Amherst, New Hampshire 03031.



          --------------------

          (1) Includes (i) 8,520 shares owned by Mr. Levy's wife and his minor children as to which shares he disclaims beneficial ownership and (ii) presently exercisable options for 10,000 shares.

          (2) Includes (i) 30,000 shares underlying Debentures and (ii) presently exercisable options for 10,000 shares. Represents shares owned directly by Mr. Rowan and by his IRA account.

          (3) Includes (i) presently exercisable options for 105,000 shares and (ii) 60,000 shares underlying Debentures.

          (4)  Includes presently exercisable options for 10,000 shares.

          (5)  Includes presently exercisable options for 30,000 shares.

          (6) Includes (i) presently exercisable options for 175,000 shares and (ii) 90,000 shares underlying Debentures.

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


          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

          (A) EXHIBITS:

          3.1.1     Certificate of Incorporation of Registrant (filed as
                    Exhibit 3(a)(1) to Registration No. 2-71775, and incorporated herein by reference)

          3.1.2     Certificate of Amendment to Certificate of
                    Incorporation of Registrant filed with the Secretary of State of the State of Delaware on January 27, 1987 (filed as Exhibit 3(a)(2) Registrant's Form 10-Q for the fiscal quarter ended January 31, 1987, and incorporated herein by reference)

          3.1.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on October 9, 1990 (filed as Exhibit 3(a)(3) to Registrant's Form 10-K for the fiscal year ended July 28, 1990, and incorporated herein by reference)


          3.1.4     Certificate of Amendment to Certificate of
                    Incorporation of Registrant filed with the Secretary of State of Delaware on November 7, 1996 (filed as Exhibit
                    3.1.4 to Registrant's Form 10-KSB for the fiscal year ended July 31, 1997, and incorporated herein by reference).


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


          10.11 Form of Employment Agreement, dated as of February 5, 1997, between Registrant and Thomas A. Slamecka (filed as Exhibit 10.11 to Registrant's Form 10-KSB for the fiscal year ended July 31, 1997, and incorporated herein by reference).

          10.12 Forbearance and Workout Agreement, dated October 28, 1997, between Registrant and the Bank (filed as Exhibit
                    10.12 to Registrant's Form 10-KSB for the fiscal year ended July 31, 1997, and incorporated herein by reference).



          10.13 Standstill Agreement, dated October 1, 1997, between Registrant and Alan Gelband (filed as Exhibit 10.13 to Registrant's Form 10-KSB for the fiscal year ended July 31, 1997, and incorporated herein by reference).



          23        *    Consent of Independent Auditors



          27 Financial data schedule (filed as Exhibit 27 to Registrant's Form 10-KSB for the fiscal year ended July, 1997, and incorporated herein by reference).



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

                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------
                                     (Registrant)


          Dated:  July 10, 1998              By:   /s/ Thomas A. Slamecka
                                                --------------------------
                                                  Thomas A. Slamecka,
                                                  Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               TITLE              DATE
                                               -----              ----
          (1)  Principal Executive
               Officer

           /s/ Thomas A. Slamecka      Chairman of the Board    July 10, 1998
          ---------------------------
          Thomas A. Slamecka

          (2)  Principal Financial
               and Accounting Officer

           /s/ Michael T. Pieniazek    President and Chief
          ---------------------------    Financial Officer      July 10, 1998
          Michael T. Pieniazek

          (3)  A majority of the
               Board of Directors

           /s/ Blake Davenport         Director                 July 10, 1998
          ---------------------------
          Blake Davenport

           /s/ Marcus R. Rowan         Director                 July 10, 1998
          ---------------------------
          Marcus R. Rowan

           /s/ Joseph Wear             Director                 July 10, 1998
          ---------------------------
          Joseph Wear

           /s/ Andy Rosch              Director                 July 10, 1998
          ---------------------------
          Andy Rosch

                             AMERICAN ELECTROMEDICS CORP.

                                    FORM 10-KSB/A


                                    EXHIBIT INDEX


          Exhibits filed herewith:
          -----------------------

          23   Consent of Independent Auditors.