Form 10KSB/A
period 1997-07-31
AMERICAN ELECTROMEDICS CORP
filed 1998-09-09
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    FORM 10-KSB/A
                                  (AMENDMENT NO. 2)
          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended              July 31, 1997
                                    ---------------------------------------

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from            to
                                         ---------     --------------------
          Commission file number              0-9922
                                 ------------------------------------------

                             AMERICAN ELECTROMEDICS CORP.
          -----------------------------------------------------------------
                    (Name of Small Business Issuer in Its Charter)

               Delaware                                  04-2608713
          ---------------------------------       -------------------------
               (State of Incorporation            (I.R.S. Employer
               or Organization)                   Identification No.)


          13 Columbia Drive, Suite 18, Amherst, New Hampshire      03031
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

          ITEM 1.   DESCRIPTION OF BUSINESS
                    -----------------------

          THE COMPANY
          -----------

               American Electromedics Corp. (the "Company") is principally engaged in the manufacture and sale of medical testing equipment. A major part of the business is currently based on the manufacture and sale of Tympanometers(R). The name Tympanometer(R) is a registered trademark of the Company. The Tympanometer(R), an automatic impedance audiometer, is a medical diagnostic instrument which, by applying a combination of air pressure and sound to the ear drum, identifies diseases and disorders of the middle ear which are not revealed by standard hearing tests. In September 1995, the Company introduced the Race Car(TM) Tympanometer, which is directed for use in screening pre-school children for hearing disorders. In December 1996, the Company began selling the QuikTymp(TM) Tympanometer, a version of the Race Car Tympanometer that can test for middle ear disease in adults and children.

               The Company also manufactures and sells audiometers which use sound at descending decibel levels to screen for hearing loss. Production and sales of the Pilot(TM) Audiometer began in August 1994.

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

          TYMPANOMETER(R)
          ---------------

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

          RACE CAR TYMPANOMETER(R)
          ------------------------

               In fiscal 1996, the Company introduced the Race Car Tympanometer(R) to the marketplace. The Race Car Tympanometer(R) is designed to test for middle ear disease in young children using up-dated graphics for visual distraction of the child during testing.

          QUIKTYMP(TM) TYMPANOMETER
          -------------------------

               In fiscal 1997, the Company presented the new QuikTymp(TM) Tympanometer line at the Health Industry Distributors Association
          (HIDA) Meeting. The QuikTymp(TM) Tympanometer tests for middle ear disease in children and adults. This easy to use unit features the Company's "Little Car" visual distraction for testing children and the traditional graph display for adults. The QuikTymp(TM) can include the option of a built-in pure tone audiometer. Marketing commenced in December 1996.

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

          BACKLOG
          -------

               The Company's total backlog as of July 31, 1997 was $161,000 as compared to total backlog as of July 27, 1996 of $270,000

          PRODUCT DEVELOPMENT
          -------------------

               The Company is continually engaged in product development. As mentioned, the QuikTymp(TM) Tympanometer was introduced in fiscal 1997. The Company is currently exploring new product opportunities both in audiometrics and also in other lines. In 1996, the Company licensed a new technology for the measurement of the viscosity of human blood plasma. This new technology, however, was subsequently determined not to be commercially feasible. In fiscal 1997, the Company expended $85,000 for research and development. It expects to continue to incur research and development costs in fiscal 1998 dependent upon the success of the development activities and available funds.

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

               Selling, general and administrative (SG&A) expenses increased and research and development (R&D) expense decreased in Fiscal 1997 over Fiscal 1996. The Company attributes the

          $580,000 increase in SG&A expenses to increased marketing and promotional activity, together with other costs associated with the write-off of $100,000 of purchased technology from BioFlo Systems and $125,000 associated with the legal proceeding involving the former president of the Company. General and administrative expenses increased by $145,000 as a result of corporate development expense and the retention of senior level executives. These costs are more fixed in nature. Selling expenses increased by $210,000 as a result of the market introduction of the new QuikTymp(TM) Tympanometer line of products in December 1996. These selling expenses were high as a result of heavy promotion at the front end of the product introduction period and should become more variable over time. The Company decreased R&D expenditures in Fiscal 1997 to $85,000 compared to $215,000 in Fiscal 1996 when the Company redesigned its line of tympanometers.

               The increase in other income/expense in 1997 when compared to 1996 primarily related to $100,000 of additional interest expense as a result of new convertible debentures and other bank debt.

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

          SELECTED FINANCIAL DATA
          -----------------------


          ---------------------------------------------------------------------
           SUMMARY OF      7/31/97    7/27/96    7/29/95    7/30/94    7/31/93
            OPERATIONS
          ---------------------------------------------------------------------
           Net sales        $2,309     $3,337     $2,443     $1,965     $2,358
          ---------------------------------------------------------------------
           Income (loss)
            before provision
            for income taxes
            & extraordinary
            items             (926)       467        184         61        203
          ---------------------------------------------------------------------
           Net income (loss)  (926)       442        172         57        399
          ---------------------------------------------------------------------
           Net income (loss)
            per share         (.37)       .18        .08        .03        .25
          ---------------------------------------------------------------------
           Weighted average
              common &
              equivalent
              shares     2,510,296  2,493,854  2,238,483  1,833,666  1,594,651
          ---------------------------------------------------------------------


          --------------------------------------------------------------------
           FINANCIAL POSITION    7/31/97  7/27/96  7/29/95  7/30/94  7/31/93
          --------------------------------------------------------------------
           Total assets           $3,060   $2,771   $1,513     $899   $1,023
          --------------------------------------------------------------------
           Working capital         1,060      906      915      485      402
          --------------------------------------------------------------------
           Long-term debt          1,100       94        0        4        0
          --------------------------------------------------------------------
           Stockholders' equity    1,168    1,948    1,196      771      704
          --------------------------------------------------------------------


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


                                           /s/  Ernst & Young LLP


          Manchester, New Hampshire
          September 29, 1997, except as to Note 10, as to which the date is November 3, 1997.

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS

                                                        JULY 31,  JULY 27,
                                                          1997      1996
                                                        --------  --------
                                                           (Thousands)
           ASSETS
           Current Assets:
           Cash and cash equivalents . . . . . . . .    $ 471     $ 317
           Accounts receivable, net of
            allowance of $7,000 and
            $11,000 in 1997 and 1996,
            respectively:
             Trade . . . . . . . . . . . . . . . . .      283       303
             Affiliate . . . . . . . . . . . . . . .      379       402
                                                      -------   -------
                                                          662       705

           Inventories . . . . . . . . . . . . . . .      475       480
           Prepaid and other current assets  . . . .      244       133
                                                      -------   -------
             Total current assets  . . . . . . . . .    1,852     1,635

           Property and Equipment:
           Machinery and equipment . . . . . . . . .      361       318
           Furniture and fixtures  . . . . . . . . .       79        79
           Leasehold improvements  . . . . . . . . .        9         9
                                                      -------   -------
                                                          449       406
           Accumulated depreciation  . . . . . . . .     (396)     (365)
                                                      -------   -------
                                                           53        41

           Deferred financing costs  . . . . . . . .      128        --
           Investment in affiliate . . . . . . . . .      819       876
           Goodwill  . . . . . . . . . . . . . . . .      208       219
                                                      -------   -------
                                                       $3,060    $2,771
                                                      =======   =======

           LIABILITIES & STOCKHOLDERS' EQUITY
           Current Liabilities:
           Accounts payable  . . . . . . . . . . . .   $  187    $  324
           Bank line of credit . . . . . . . . . . .      300       300
           Accrued liabilities . . . . . . . . . . .      153        38
           Current portion of long-term debt . . . .      152        67
                                                      -------   -------
              Total current liabilities  . . . . . .      792       729

           Convertible subordinated debentures . . .      720        --
           Long-term debt  . . . . . . . . . . . . .      380        94

           Stockholders' Equity:
           Preferred stock,
            $.01 par value; Authorized-
            1,000,000 shares; Outstanding-none . . .       --        --
           Common stock,
            $.10 par value; Authorized-
            20,000,000 shares;
            Outstanding- 2,553,136
            and 2,454,666 shares in
            1997 and 1996, respectively  . . . . . .      255       245
           Additional paid-in capital  . . . . . . .    2,919     2,783
           Retained deficit  . . . . . . . . . . . .   (2,006)   (1,080)
                                                      -------   -------
              Total stockholders' equity . . . . . .    1,168     1,948
                                                      -------   -------
                                                       $3,060    $2,771
                                                      =======   =======

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF OPERATIONS

                                              YEARS ENDED
                               -------------------------------------------
                               JULY 31, 1997  JULY 27, 1996  JULY 29, 1995
                               -------------  -------------   ------------
                                 (Thousands, except per share amounts)

           Net sales . . . .       $2,309          $3,337        $2,443
           Cost of goods
            sold . . . . . .        1,311           1,652         1,371
                                   ------          ------        ------
              Gross profit .          998           1,685         1,072

           Selling, general
            and administrative .    1,619           1,039           719
           Research and
            development  . .           85             215           182
                                   ------          ------        ------
              Total
               operating
               expenses  . .        1,704           1,254           901
                                   ------          ------        ------

           Operating income
            (loss) . . . . .         (706)            431           171

           Other income
            (expenses):
              Undistributed
               earnings
               (loss) of
               affiliate . .          (57)             52            --
              Interest, net          (125)            (16)            9
              Other  . . . .          (38)             --             4
                                   ------          ------        ------
                                     (220)             36            13

           Income (loss)
            before provision
            for income taxes         (926)            467           184
           Provision for
            income taxes . .          --               25            12
                                   ------          ------        ------

           Net income (loss)       $ (926)         $  442        $  172
                                   ======          ======        ======

           Earnings (loss)
            per common and
            common
            equivalent share       $ (.37)         $  .18      $    .08
                                   ======          ======        ======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                      COMMON STOCK       ADDITIONAL  RETAINED      TOTAL
                      ------------        PAID-IN    DEFICIT   STOCKHOLDERS'
                   SHARES     AMOUNT      CAPITAL                 EQUITY
                  ---------------------------------------------------------
                                         (THOUSANDS)

      Balance at
       July 30,
       1994 . .    1,838      $ 184      $ 2,281     $(1,694)    $  771


      Exercise
       of stock
       options       505         50          203          --        253

      Net income      --         --           --         172        172
                 -------    -------      -------     -------    -------

      Balance at
       July 29,
       1995 . .    2,343        234        2,484      (1,522)     1,196


      Investment
       in
       affiliate     100         10          290          --        300

      Exercise
       of stock
       options        11          1            9          --         10

      Net income      --         --           --         442        442
                 -------    -------      -------     -------    -------


      Balance at
       July 27,
       1996 . .    2,454        245        2,783      (1,080)     1,948


      Sale of
       capital
       stock  .       48          5          139          --        144

      Exercise
       of stock
       options, net   51          5           (3)         --          2

      Net loss        --         --           --        (926)      (926)
                 -------    -------      -------     -------    -------


      Balance at
       July 31,
       1997 . .    2,553    $   255       $2,919     $(2,006)    $1,168
                 =======    =======      =======    ========    =======



                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS


                                              YEARS ENDED
                              -------------------------------------------
                              JULY 31, 1997  JULY 27, 1996  JULY 29, 1995
                              -------------  -------------  -------------
                                              (THOUSANDS)

      OPERATING ACTIVITIES:
      Net income (loss) . .      $(926)          $442           $172
      Adjustments to
       reconcile net income
       (loss) to net cash
       provided by (used in)
       operating activities:
      Depreciation and
       amortization . . . .         80             38             35
      Provision for doubtful
       accounts . . . . . .         (4)            --              8
      Undistributed earnings
       (loss) of affiliate          57            (52)            --
      Changes in operating
       assets and liabilities:
        Accounts receivable         43           (274)          (277)
        Inventories, prepaid
         and other current
         assets . . . . . .       (106)          (317)          (114)
        Accounts payable and
         accrued liabilities       (22)            49            195
                                 -----          -----          -----
      Net cash provided by
       (used in) operating
       activities . . . . .       (878)          (114)            19


      INVESTING ACTIVITIES:
      Investment in
       affiliate  . . . . .         --           (519)            --
      Purchase of property
       and equipment, net .        (39)           (22)           (26)
                                 -----          -----          -----
      Net cash used in
       investing activities        (39)          (541)           (26)


      FINANCING ACTIVITIES:
      Principal payments on
       long-term debt   . .       (129)           (43)            (6)
      Proceeds from long-
       term debt and bank
       line of credit . . .        500            500             --
      Issuance of common
       stock, net . . . . .        144             --             --
      Issuance of
       convertible
       subordinated debt  .        720             --             --
      Deferred financing
       costs  . . . . . . .       (166)            --             --
      Proceeds from exercise
       of stock options . .          2             10            253
                                 -----          -----          -----

      Net cash provided by
       financing activities      1,071            467            247
                                 -----          -----          -----

      Increase (decrease) in
       cash and cash
       equivalents  . . . .        154           (188)           240
      Cash and cash
       equivalents,
       beginning of year  .        317            505            265
                                 -----          -----          -----
      Cash and cash
       equivalents, end of
       year . . . . . . . .       $471           $317           $505
                                 =====          =====          =====

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

             Significant components of the Company's deferred tax assets are as follows:

                                                       1997        1996
                                                    ---------    --------
           Deferred tax assets:
             Net operating loss carryforwards       $ 437,000    $183,000
             Accrued expenses                          67,000       3,000
             Inventory                                 24,000      43,000
             Other                                     16,000          --
             Reserves                                  17,000      19,000
                                                      -------     -------
               Total deferred tax assets              561,000     248,000
                                                      -------     -------
             Valuation allowance for deferred
              tax assets                             (561,000)   (248,000)
                                                      -------     -------
           Net deferred tax assets                   $    -0-    $    -0-
                                                      =======     =======

          A reconciliation of income taxes computed at the federal statutory rates to income tax expense is as follows:


                               1997              1996             1995
                         ----------------------------------------------------
                         AMOUNT   PERCENT   AMOUNT  PERCENT  AMOUNT   PERCENT
                         ------   -------   ------  -------  ------   -------
      Tax (Benefit) at
       Federal
       Statutory Rates $(315,000)  (34%)  $159,000    34%   $63,000     34%
      State Income
       Taxes, Net of
       Federal Tax
       Benefit                --    --      17,000     4      8,000      4
      Change in
       Valuation
       Reserve           313,000    34    (122,000)  (26)   (63,000)   (34)
      Goodwill
       Amortization       13,000     1       4,000     1      4,000      2
      Other              (11,000)   (1)    (33,000)   (7)        --     --
                       ---------   ----   --------   ----  --------    ----
        Total          $      --     0%    $25,000     6%   $12,000      6%
                       =========   ====   ========   ====  ========    ====


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

          2.      INVENTORIES:
                  ------------

             Inventories consist of the following at:

                                    July 31, 1997         July 27, 1996
                                    -------------         -------------

           Raw materials                 $264,000              $339,000
           Work-in-process                 31,000                51,000
           Finished goods                 180,000              $ 90,000
                                         --------              --------
                                         $475,000              $480,000
                                         ========              ========

          3.      INVESTMENT IN AFFILIATE:
                  -----------------------

             In January 1996, the Company invested $819,000, which investment consisted of $519,000 of cash and 100,000 shares of the Company's common stock, for a fifty percent interest in Rosch GmbH Medizintechnik ("Rosch GmbH"). The 100,000 shares were valued at $3.00 per share, which represented the fair market value of the stock at the time the agreement was reached. This investment is being accounted for by the Company under the equity method of accounting. Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including the Company's products, to primary care physicians throughout Europe. Substantially all of the Company's foreign and export sales are conducted through Rosch GmbH. In January 1996, Rosch GmbH sold its exclusive distributorship rights for a manufacturer's ear, nose, and throat ("ENT") line of products in order to concentrate on the Company's products as well as other healthcare products. At July 31, 1997, the investment in Rosch GmbH exceeded the Company's share of the underlying net assets by approximately $646,000. This amount is being amortized over twenty-five years. Amortization expense for the years ended July 31, 1997 and July 27, 1996 was $28,000 and $16,000, respectively.

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


                                                        OPTIONS
                                                  1997           1996
                                              ------------   ------------

           Expected life (years)                  4.7              4
           Interest rate                            6%             6%
           Volatility                            1.15           1.13
           Dividend yield                         0.0%           0.0%

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because FAS 123 is applicable only to options granted subsequent to July 29, 1995, its pro forma effect will not be fully reflected until fiscal year 1999. The Company's pro forma information is as follows:


                                                     1997         1996
                                                 -----------   -----------

           Pro forma net income (loss)           $(1,238,759)    $429,134
           Pro forma net income (loss) per
            share                                $     (0.49)    $   0.17

          Option activity for the years ended 1997, 1996 and 1995 is summarized below:

                             1997            1996              1995
                        -------------------------------------------------------
                               Weighted          Weighted          Weighted
                               Average           Average           Average
                               Exercise          Exercise          Exercise
                       Shares   Price    Shares   Price   Shares    Price
                     --------------------------------------------------------
      Outstanding at
       beginning of
       year          133,000    $1.58   131,000   $0.93   585,000    $0.53
        Granted      480,000     3.36    13,000    7.50   120,000     0.93
        Expired or
         canceled   (136,000)    3.45        --      --  ( 69,000)    0.68
        Exercised   ( 74,000)    0.66  ( 11,000)   0.94  (505,000)    0.50
                    --------           --------          --------

      Outstanding at
       end of year   403,000     3.23   133,000    1.58   131,000     0.93
                    ========           ========           =======

      Exercisable at
       end of year   111,000     3.11   107,000    0.87    11,000     0.94
                    ========           ========            ======

      Available for
       future grants 240,000            10,000             10,000
                    ========          ========             ======

      Weighted-
       average fair
       value of
       options
       granted during
       year                     $2.54             $4.52


     The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 1997:

                      Options Outstanding          Options Exercisable
                  --------------------------------------------------------------
                                  Weighted
                                  Average    Weighted                 Weighted
       Range of                  Remaining    Average                 Average
       Exercise      Number     Contractual  Exercise     Number      Exercise
        Prices     Outstanding      Life       Price    Exercisable    Price
      -------------------------------------------------------------------------
      $1.41          30,000        1 Year     $1.41       30,000       $1.41
      $3.00 -
        $4.37       360,000        1 Year      3.23       68,000        3.00
      $7.50          13,000       3 Years      7.50       13,000        7.50
                    -------                              -------

                    403,000                              111,000
                    =======                              =======


          7.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
               --------------------------------------------

               Selling, general and administrative expenses included $125,000 associated with the legal proceeding involving the former president of the Company and $100,000 for the write off of purchased technology from BioFlo Systems. This technology was intended to measure the viscosity of human blood plasma.
          However, it was subsequently determined not to be commercially feasible.


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


          10.  SUBSEQUENT EVENTS
               -----------------

               The Company entered into a Forbearance and Workout Agreement (the "Workout Agreement") with its bank on October 28, 1997 as a result of it not being in compliance with certain financial covenants under its loan agreement as of July 31, 1997. Under the Workout Agreement, the bank has waived the non-compliance of the covenants through the close of the 1998 fiscal year on the condition that the Company agreed to, among other things, raise within 30 days an additional $250,000 of equity capital and to apply $150,000 of such amount against outstanding term loans. Additionally, as part of the Workout Agreement, the Company's revolving line of credit was reduced to $300,000. Certain of the loan agreement financial covenants were also amended to more reasonably reflect the Company's current financial position.

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


          ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ----------------------------------------------
                    ACCOUNTING AND FINANCIAL DISCLOSURE
                    -----------------------------------

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
            Michael T. Pieniazek    39   President and Chief          N/A
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


       CASH COMPENSATION TABLE

      -----------------------------------------------------------------------
       NAME AND PRINCIPAL    YEAR   SALARY    BONUS    # OPTIONS    LONG TERM
            POSITION                                    GRANTED      AWARDS
      -----------------------------------------------------------------------
      Noel A. Wren,          1997  $ 76,000     --       10,000        --
         President &         1996   105,000  $10,700       --          --
         Chief Executive     1995    97,500     --         --          --
         Officer 1./
                  ---
      -----------------------------------------------------------------------
      Michael T. Pieniazek,  1997  $113,000     --         --          --
         President & CFO 2./
                          ---
      -----------------------------------------------------------------------
      ---------------------------------
      1./  Mr. Wren's employment terminated in March 1997.
       ---

      2./  Mr. Pieniazek became President in April 1997 and continues
       ---
           to serve as Chief Financial Officer.



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

      AGGREGATED OPTION EXERCISES FOR THE FISCAL YEAR ENDED JULY 31,
      1997 AND FY-END OPTION VALUES
      ------------------------------------------------------------------------
                                                                    VALUE OF
                                                     NUMBER OF     UNEXERCISED
                                                    UNEXERCISED   IN-THE-MONEY
                                                    OPTIONS AT     OPTIONS AT
                                                    FY-END (#)     FY-END ($)
      ------------------------------------------------------------------------
                            SHARES
                           ACQUIRED
                              ON         VALUE
                           EXERCISE    REALIZED   EXERCISABLE/   EXERCISABLE/
              NAME            (#)         ($)     UNEXERCISABLE  UNEXERCISABLE
      ------------------------------------------------------------------------
      Noel A. Wren            --          --            -0-            -0-
      ------------------------------------------------------------------------
      Michael T. Pieniazek    --          --         30,000/0          --
      ------------------------------------------------------------------------

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

          ---------------------------------------------------------------
           NAME AND ADDRESS OF    STATUS         AMOUNT &      PERCENT
            BENEFICIAL OWNER*                   NATURE OF      OF CLASS
                                                BENEFICIAL
                                                OWNERSHIP
          ---------------------------------------------------------------
           Kenneth Levy         Director        114,839 shs(1)     4.5%
          ---------------------------------------------------------------
           Marcus R. Rowan      Director         91,550 shs(2)     3.5%
          ---------------------------------------------------------------
           Thomas A. Slamecka   Director        195,000 shs(3)     7.2%
                                and
                                Chairman
          ---------------------------------------------------------------
           Joseph Wear          Director         66,825 shs(4)     2.6%
          ---------------------------------------------------------------
           Noel A. Wren         Director        208,000 shs(4)     8.1%
          ---------------------------------------------------------------
           Michael T. Pieniazek President        32,000 shs(5)     1.2%
                                and CFO
          ---------------------------------------------------------------
           All Officers and
           Directors as a
           Group (6 persons)                    708,214 shs(6)    25.1%
          ---------------------------------------------------------------

          * The address of the persons listed above is c/o American Electromedics Corp., 13 Columbia Drive, Suite 18, Amherst, New Hampshire 03031.

          -------------------------
          (1) Includes (i) 8,520 shares owned by Mr. Levy's wife and his minor children as to which shares he disclaims beneficial ownership and (ii) presently exercisable options for 10,000 shares.

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

                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------
                                    (Registrant)


          Dated:  September 9, 1998    By:  /s/ Michael T. Pieniazek
                                            ------------------------------
                                                 Michael T. Pieniazek
                                                 President and
                                                 Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             TITLE              DATE
                                             -----              ----
           (1)  Principal Executive
                Officer

            /s/ Thomas A. Slamecka     Chairman of the     September 9, 1998
           -----------------------     Board
           Thomas A. Slamecka

           (2)  Principal Financial
                and Accounting Officer

            /s/ Michael T. Pieniazek   President and
           -------------------------   Chief Financial     September 9, 1998
           Michael T. Pieniazek        Officer

           (3)  A majority of the
                Board of Directors

            /s/ *                      Director            September 9, 1998
           --------------------
           Blake Davenport

            /s/                        Director
           --------------------
           Ronald S. Newbower

            /s/ *                      Director            September 9, 1998
           ----------------
           Marcus R. Rowan

            /s/ *                      Director            September 9, 1998
           ---------------
           Andy Rosch

       * By /s/ Michael T. Pieniazek   Attorney-in-fact    September 9, 1998
                                       for each of the
                                       persons indicated
                                       by an asterisk

                             AMERICAN ELECTROMEDICS CORP.

                                    FORM 10-KSB/A



                                    EXHIBIT INDEX


          Exhibits filed herewith:
          -----------------------


          23      Consent of Independent Auditors.