Form 10QSB/A
period 1997-10-31
AMERICAN ELECTROMEDICS CORP
filed 1998-09-09
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-QSB/A
                                     (AMENDMENT NO. 2)

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

                          AMERICAN ELECTROMEDICS CORP.

                                      Index
                                      -----


                                                                         Page
                                                                         ----
     PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Balance Sheets, October 31, 1997 and July 31, 1997...........  3

            Statements of Operations for the Three Months Ended
              October 31, 1997 and October 26, 1996......................  4

            Statements of Cash Flows for the Three Months Ended
              October 31, 1997 and October 26, 1996......................  5

            Notes to Financial Statements................................  6

     Item 2.  Management's Discussion and Analysis or Plan of Operation..  7

     PART II - OTHER INFORMATION

     Item 1. Legal Proceedings...........................................  7

     Item 6. Exhibits and Reports on Form 8-K............................  7

     SIGNATURES..........................................................  8

     PART I  -  FINANCIAL INFORMATION

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
                                                         =======    =======

                                   SEE ACCOMPANYING NOTES.

                          AMERICAN ELECTROMEDICS CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                         ------------------
                                                      OCTOBER 31,   OCTOBER  26,
                                                         1997            1996
                                                     -----------    ------------
                                           (Thousands, except per share amounts)


     Net sales ................................    $     1,830     $       540
     Cost of goods sold .......................          1,058             312
                                                   -----------     -----------
     Gross profit .............................            772             228

     Selling, general and administrative ......            687             315
     Research and development .................             --              34
                                                   -----------     -----------
       Total operating expenses ...............            687             349
                                                   -----------     -----------

     Operating income (loss) ..................             85            (121)

     Other income (expenses):
       Undistributed earnings of affiliate ....             --             (30)
       Interest, net ..........................            (78)             (9)
       Minority interest in affiliate .........            (85)             --
       Other ..................................             58              --
                                                   -----------     -----------
                                                          (105)            (39)

     Loss before provision for income taxes ...            (20)           (160)
     Provision for income taxes ...............             --              --
                                                   -----------     -----------
     Net loss .................................    $       (20)    $      (160)
                                                   ===========     ===========

     Weighted average number of common and
       common equivalent shares outstanding ...      2,553,136       2,456,064
                                                   ===========     ===========

     Loss per common and common equivalent share   $      (.01)    $      (.07)
                                                   ===========     ===========




                                  See accompanying notes.

                               AMERICAN ELECTROMEDICS CORP.
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                          THREE MONTHS ENDED
                                                        OCTOBER 31,  OCTOBER 26,
                                                           1997         1996
                                                        ------------------------

     (THOUSANDS)

     OPERATING ACTIVITIES:
     Net loss .......................................... $   (20)     $  (160)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization ...................      49           10
       Undistributed earnings of affiliate .............      --           30
       Minority interest in affiliate ..................      85           --
       Changes in operating assets and liabilities:
         Accounts receivable ...........................     187           64
         Inventories, prepaid and other current assets .     (88)         (47)
         Accounts payable and accrued liabilities ......    (385)          72
                                                          -------      -------
       Net cash used in operating activities ...........    (172)         (31)

     INVESTING ACTIVITIES:
     Purchase of property and equipment, net ...........     (13)          (6)
                                                          -------      -------
     Net cash used in investing activities .............     (13)          (6)

     FINANCING ACTIVITIES:
     Principal payments on long-term debt ..............     (62)         (17)
     Proceeds from long-term debt and bank line of credit     --          500
     Issuance of common stock, net ......................     --          146
     Issuance of convertible subordinated debt ..........     --          720
     Deferred financing costs ...........................     --         (166)
     Proceeds from exercise of stock options ............     --            2
                                                          -------     -------
       Net cash provided by (used in) financing activities.  (62)       1,185
                                                          -------      -------

     Effect of exchange rate changes on cash and cash
     equivalents .......................................       3           --
     Increase (decrease) in cash and cash equivalents ..    (244)       1,148
     Cash and cash equivalents, beginning of period ....     533          317
                                                          -------      -------
     Cash and cash equivalents, end of period .......... $   289      $ 1,465
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

     On December 18, 1997, the Company closed on the purchase of the remaining 50% of the outstanding capital stock of Rosch GmbH for $155,000, consisting of $50,000 of cash and 105,000 shares of the Company's Common Stock, along with an investment in a 45%interest in Meditronic Medizinelektronik GmbH for $255,000, consisting of $150,000 of cash and 105,000 shares of the Company's Common Stock, pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997. The shares were valued at $1.00 per share, which represented the fair market value of the Common Stock as of the entry into the Stock Purchase Option Agreement.


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



                          AMERICAN ELECTROMEDICS CORP.
                          ----------------------------


     /s/ Thomas A. Slamecka                 Dated:   September 9, 1998
     ----------------------
     Thomas A. Slamecka
     Chairman


     /s/ Michael T. Pieniazek               Dated:   September 9, 1998
     ------------------------
     Michael T. Pieniazek
     President and
     Chief Financial Officer