Form 10QSB/A
period 1998-01-31
AMERICAN ELECTROMEDICS CORP
filed 1998-09-09
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A
                                  (AMENDMENT NO. 1)

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

               Balance Sheets, January 31, 1998 and July 31, 1997 . . . . 3

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

          Item 1.  FINANCIAL STATEMENTS


                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEETS

                                                   JANUARY 31,   JULY 31,
                                                       1998        1997
                                                   ----------- -----------
                                                   (Unaudited) (Thousands)
          ASSETS
          Current Assets:
          Cash and cash equivalents . . . . . . .      $  256       $  471
          Accounts receivable
            Trade . . . . . . . . . . . . . . . .       1,065          283
            Affiliate . . . . . . . . . . . . . .         ---          379
                                                      -------      -------
                                                        1,065          662

          Inventories . . . . . . . . . . . . . .       2,052          475
          Prepaid and other current assets  . . .         764          244
                                                      -------      -------
            Total current assets  . . . . . . . .       4,137        1,852

          Property and equipment  . . . . . . . .         721          449
          Accumulated depreciation  . . . . . . .        (411)        (396)
                                                      -------      -------
                                                          310           53
          Deferred financing costs  . . . . . . .          21          128
          Investment in affiliate . . . . . . . .         332          819
          Goodwill  . . . . . . . . . . . . . . .         982          208
                                                      -------      -------
                                                       $5,782      $ 3,060
                                                      =======      =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Accounts payable  . . . . . . . . . . .       $ 664         $ 187
          Bank line of credit . . . . . . . . . .         272          300
          Accrued liabilities . . . . . . . . . .         533          153
          Current portion of long-term debt . . .         167          152
                                                      -------      -------
            Total current liabilities . . . . . .       1,636          792

          Long-term debt  . . . . . . . . . . . .       1,041          380
          Convertible subordinated debentures . .         ---          720

          Stockholders' equity:
          Preferred stock, $.01 par value;
           Authorized - 1,000,000 shares;
           Outstanding - none . . . . . . . . . .         ---          ---
          Common stock, $.10 par value;
           Authorized - 20,000,000 shares;
           Outstanding - 4,513,136
           shares at January 31, 1998 and
           2,553,136 at July 31,1997  . . . . . .         451          255
          Additional paid-in capital  . . . . . .       4,647        2,919
          Retained deficit  . . . . . . . . . . .      (1,886)      (2,006)
          Foreign currency translation adjustment        (107)         ---
                                                      -------      -------
            Total stockholders' equity  . . . . .       3,105        1,168
                                                      -------      -------
                                                      $ 5,782      $ 3,060
                                                      =======      =======

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                    ------------------    -----------------
                                    JANUARY   JANUARY    JANUARY    JANUARY
                                   31, 1998   25, 1997   31, 1998   25, 1997
                                   --------   --------   --------  ---------
                                     (Thousands, except per share amounts)


        Net sales                    $1,805       $523     $3,635     $1,063
        Cost of goods sold              821        282      1,879        594
                                     ------     ------     ------     ------
        Gross profit                    984        241      1,756        469

        Selling, general and
         administrative                 903        374      1,590        689
        Research and development        ---         41        ---         75
                                     ------     ------     ------     ------
         Total operating expenses       903        415      1,590        764
                                     ------     ------     ------     ------

        Operating income (loss)          81       (174)       166       (295)

        Other income (expenses):
         Undistributed earnings
          of affiliate                   77        (13)        77        (43)
         Interest, net                  (40)       (34)      (118)       (43)
         Minority interest in
          affiliate                     ---        ---        (85)       ---
          Other                         (52)       (13)         6        (13)
                                     ------     ------     ------     ------
                                        (15)       (60)      (120)       (99)

        Income (loss) before
         provision for income taxes      66       (234)        46       (394)
        Provision for income taxes       (2)       ---         (2)       ---
                                     ------    -------     ------     ------
        Net income (loss)             $  64    $ (234)     $   44      $(394)
                                     ======    =======     ======     ======

        Weighted average number
         of common and
         Common equivalent shares
         outstanding               4,096,830  2,506,266  3,282,142  2,481,164
                                   =========  =========  =========  =========

        Earnings (loss) per
         common and common
         equivalent share:
           Basic                      $  .02    $ (.09)     $  .01    $ (.16)
                                      ======    =======     ======    =======
           Diluted                    $  .02    $ (.09)     $  .01    $ (.16)
                                      ======    =======     ======    =======


                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                       SIX MONTHS ENDED
                                                       ----------------
                                                  JANUARY 31,   JANUARY 25,
                                                      1998         1997
                                                  -----------   ----------
                                                         (Thousands)
          OPERATING ACTIVITIES:
          Net income (loss)                            $   44       $ (394)
          Adjustments to reconcile net income
            (loss) to net cash used in operating
            activities:
            Depreciation and amortization                 132           33
            Undistributed earnings of affiliate           (77)          43
            Minority interest in affiliate                 85           --
            Changes in operating assets and
              liabilities:
              Accounts receivable                         341          141
              Inventories, prepaid and other
               current assets                          (1,339)        (352)
              Accounts payable and accrued
               liabilities                               (264)         (57)
                                                      -------      -------
              Net cash used in operating
               activities                              (1,078)        (586)

          INVESTING ACTIVITIES:
          Purchase of property and equipment,
            net                                           (94)         (24)
          Payment for product license                     ---         (100)
                                                      -------      -------
          Net cash used in investing activities           (94)        (124)

          FINANCING ACTIVITIES:
          Principal payments on long-term debt            (72)         (47)
          Proceeds from long-term debt and bank
            line of credit                                (28)         500
          Proceeds from issuance of common
            stock, net                                    994          144
          Proceeds from issuance of convertible
            subordinated debt                             ---          720
          Deferred financing costs                        ---         (166)
          Proceeds from exercise of stock
            options                                       ---            2
                                                      -------      -------
            Net cash provided by (used in)
             financing activities                         894        1,153
                                                      -------      -------

          Effect of exchange rate changes on
            cash and cash equivalents                       1          ---
          Increase (decrease) in cash and cash
            equivalents                                  (277)         443
          Cash and cash equivalents, beginning
            of period                                     533          317
                                                      -------      -------
          Cash and cash equivalents, end of
            period                                      $ 256        $ 760
                                                      =======      =======

          NON-CASH ACTIVITIES:
          Conversion of convertible subordinated
            debt into common stock                     $ 720           ___
                                                      =======      =======
          Common Stock issued in connection
            with acquisitions                          $ 210           ___
                                                      =======      =======



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

                                      (IN 000'S)

             ----------------------------------------------------------------
                                       Three     Three      Six       Six
                                       Months    Months    Months    Months
                                       Ended      Ended    Ended     Ended
                                      1/31/98   1/25/97   1/31/98   1/25/97
             ----------------------------------------------------------------
             Sales                     $ 1,805  $ 1,296    $ 3,635  $ 2,261
             ----------------------------------------------------------------
             Gross profit                  984      253      1,756      620
             ----------------------------------------------------------------
             Net profit (loss)              64     (580)        44     (811)
             ----------------------------------------------------------------
             Current assets              4,137    3,501      4,137    3.501
             ----------------------------------------------------------------
             Non-current assets          1,645    1,205      1,645    1,205
             ----------------------------------------------------------------
             Current liabilities         1,636    1,071      1,636    1,071
             ----------------------------------------------------------------
             Non-current liabilities     1,041    2,450      1,041    2,450
             ----------------------------------------------------------------

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


          2.   INVESTMENT IN AFFILIATE
               -----------------------

          On December 18, 1997, the Company invested $255,000, consisting of $150,000 in cash and 105,000 shares of its Common Stock, for a 45% interest in Meditronic Medizinelektronik GmbH ("Meditronic"), pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997. The shares were valued at $1.00 per share, which represented the fair market value of the Common Stock as of the entry into such Agreement. Meditronic is a development and manufacturing company based in Germany, specializing in the manufacture of medical camera systems. Substantially all of

          Meditronic's sales are to Rosch GmbH. At January 31, 1998, the investment in Meditronic exceeded the Company's share of the underlying equity in net assets by approximately $190,000 and is being amortized over twenty-five years.


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

                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------


          Dated:  September 9, 1998            /s/ Thomas A. Slamecka
                                               ----------------------
                                               Thomas A. Slamecka
                                               Chairman


          Dated:   September 9, 1998           /s/ Michael T. Pieniazek
                                               ------------------------
                                               Michael T. Pieniazek
                                               President and
                                               Chief Financial Officer