Form 10QSB/A
period 1998-04-30
AMERICAN ELECTROMEDICS CORP
filed 1998-09-09
CIK 352281

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

                             AMERICAN ELECTROMEDICS CORP.

                                        Index

                                                                       Page
                                                                       ----

          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                    Balance Sheets, April 30, 1998 and
                     July 31, 1997  . . . . . . . . . . . . . . . . . .   3

                    Statements of Operations for the Three
                         and Nine Months Ended April 30, 1998
                         and April 26, 1997 . . . . . . . . . . . . . .   4

                    Statements of Cash Flows for the
                         Nine Months Ended April 30, 1998 and
                         April 26, 1997 . . . . . . . . . . . . . . . .   6

                    Notes to Financial Statements . . . . . . . . . . .   7

          Item 2.   Management's Discussion and Analysis or
                         Plan of Operation  . . . . . . . . . . . . .    11

          PART II - OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds . . . .    13

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .    13

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .    14

          PART I  -  FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

                             AMERICAN ELECTROMEDICS CORP.
                                    BALANCE SHEET

                                                      APRIL 30,   JULY 31,
                                                        1998        1997
                                                     ----------  ----------
                                                     (Unaudited)

                                                          (Thousands)
          ASSETS
          Current Assets:
          Cash and cash equivalents . . . . . . . .    $   110     $  471
          Accounts receivable
            Trade . . . . . . . . . . . . . . . . .      1,242        283
                                                            --        379
            Affiliate . . . . . . . . . . . . . . .    -------    -------
                                                         1,242        662
          Inventories . . . . . . . . . . . . . . .      2,704        475
                                                           704        244
          Prepaid and other current assets  . . . .    -------    -------
            Total current assets  . . . . . . . . .      4,760      1,852

          Property and equipment  . . . . . . . . .        840        449
                                                          (418)      (396)
          Accumulated depreciation  . . . . . . . .    -------    -------
                                                           422         53
          Deferred financing costs  . . . . . . . .         21        128
          Investment in affiliate . . . . . . . . .        311        819
                                                           849        208
          Goodwill  . . . . . . . . . . . . . . . .    -------    -------
                                                        $6,363     $3,060
                                                       =======    =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Accounts payable  . . . . . . . . . . . .    $   923    $   187
          Bank line of credit . . . . . . . . . . .        285        300
          Accrued liabilities . . . . . . . . . . .        469        153
                                                           167        152
          Current portion of long-term debt . . . .    -------    -------
            Total current liabilities . . . . . . .      1,844        792

          Long-term debt  . . . . . . . . . . . . .      1,118        380
          Convertible subordinated debentures . . .         --        720

          Stockholders' Equity:
          Preferred stock, $.01 par value;
            Authorized - 1,000,000 shares;
            Outstanding - none  . . . . . . . . . .         --         --
          Common stock, $.10 par value; Authorized
            - 20,000,000 shares; Outstanding -
            5,663,136 shares at April 30, 1998 and
            2,553,136 at July 31, 1997  . . . . . .        566        255
          Additional paid-in capital  . . . . . . .      5,682      2,919
          Retained deficit  . . . . . . . . . . . .     (2,752)    (2,006)
                                                           (95)        --
          Foreign currency translation adjustment .    -------    -------
                                                         3,401      1,168
            Total stockholders' equity  . . . . . .    -------    -------
                                                        $6,363     $3,060
                                                       =======    =======

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                      THREE MONTHS ENDED
                                                      ------------------
                                                    APRIL 30,    APRIL 26,
                                                       1998        1997
                                                    ---------    ---------
                                                    (Thousands, except per
                                                        share amounts)

          Net sales . . . . . . . . . . . . . . .  $    1,495  $      423
                                                        1,134         247
          Cost of goods sold  . . . . . . . . . .  ----------  ----------
          Gross profit  . . . . . . . . . . . . .         361         176

          Selling, general and administrative . .       1,048         636
                                                           --          10
          Research and development  . . . . . . .  ----------  ----------
                                                        1,048         646
             Total operating expenses . . . . . .  ----------  ----------

          Operating loss  . . . . . . . . . . . .        (687)       (470)

          Other income (expenses):
             Undistributed earnings of affiliate          (21)        (12)
             Interest, net  . . . . . . . . . . .         (19)        (38)
             Minority interest in affiliate . . .          --          --
                                                          (64)        (12)
             Other  . . . . . . . . . . . . . . .  ----------  ----------
                                                         (104)        (62)


          Loss before provision for income taxes         (791)       (532)
                                                           --          --
          Provision for income taxes  . . . . . .  ----------  ----------
                                                   $     (791) $     (532)
          Net loss  . . . . . . . . . . . . . . .  ==========  ==========


          Weighted average number of common and     5,404,146   2,526,965
            common equivalent shares outstanding   ==========  ==========


          Loss per common and common equivalent
            share:
                                                   $     (.15) $     (.21)
             Basic  . . . . . . . . . . . . . . .  ==========  ==========
                                                   $     (.15) $     (.21)
             Diluted  . . . . . . . . . . . . . .  ==========  ==========

                                                      NINE MONTHS ENDED
                                                      ------------------
                                                    APRIL 30,    APRIL 26,
                                                       1998        1997
                                                    ---------    ---------
                                                    (Thousands, except per
                                                        share amounts)

          Net sales . . . . . . . . . . . . . . .  $    5,095  $    1,486
                                                        2,979         841
          Cost of goods sold  . . . . . . . . . .  ----------   ---------
          Gross profit  . . . . . . . . . . . . .       2,116         645

          Selling, general and administrative . .       2,637       1,325
                                                           --          85
          Research and development  . . . . . . .  ----------   ---------
                                                        2,637       1,410
             Total operating expenses . . . . . .  ----------   ---------

          Operating loss  . . . . . . . . . . . .        (521)       (765)

          Other income (expenses):
            Undistributed earnings of affiliate .          56        (55)
            Interest, net . . . . . . . . . . . .        (137)       (81)
            Minority interest in affiliate  . . .         (85)        --
                                                          (58)       (25)
            Other . . . . . . . . . . . . . . . .  ----------  ---------
                                                         (224)      (161)

          Loss before provision for income taxes         (745)      (926)
                                                           (2)        --
          Provision for income taxes  . . . . . .  ----------  ---------
                                                   $     (747) $    (926)
          Net loss  . . . . . . . . . . . . . . .  ==========  ==========


          Weighted average number of common and     4,002,804   2,495,232
            common equivalent shares outstanding   ==========  ==========

          Loss per common and common equivalent
            share:
                                                   $     (.19) $     (.37)
             Basic  . . . . . . . . . . . . . . .  ==========  ==========
                                                   $     (.19) $     (.37)
             Diluted  . . . . . . . . . . . . . .  ==========  ==========

                               See accompanying notes.

                             AMERICAN ELECTROMEDICS CORP.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                     NINE MONTHS ENDED
                                                    APRIL 30,    APRIL 26,
                                                       1998        1997
                                                    ---------    ---------
                                                         (Thousands)
          OPERATING ACTIVITIES:
          Net loss  . . . . . . . . . . . . . . .  $     (747) $     (926)
          Adjustments to reconcile net loss to
            net cash used in operating
            activities:
            Depreciation and amortization . . . .         265          56
            Undistributed earnings of affiliate .         (56)         55
            Minority interest in affiliate  . . .          85          --
            Changes in operating assets and
             liabilities:
             Accounts receivable  . . . . . . . .         189         135
             Inventories, prepaid and other              (775)       (361)
               current assets . . . . . . . . . .
             Accounts payable and accrued                (233)         16
               liabilities  . . . . . . . . . . .   ---------  ----------
             Net cash used in operating
               activities . . . . . . . . . . . .      (1,272)     (1,025)

          INVESTING ACTIVITIES:
          Purchase of property and equipment, net        (267)        (36)
                                                    ---------  ----------
          Net cash used in investing activities .        (267)        (36)

          FINANCING ACTIVITIES:
          Principal payments on long-term debt  .        (265)        (84)
          Proceeds from long-term debt and bank           236         500
            line of credit  . . . . . . . . . . .
          Proceeds from issuance of common stock,         994         144
            net . . . . . . . . . . . . . . . . .
          Proceeds from issuance of convertible            --         720
            subordinated debt . . . . . . . . . .
          Deferred financing costs  . . . . . . .          --        (166)
          Proceeds from exercise of stock options         150           2
                                                   ----------  ----------
          Net cash provided by financing                1,115       1,116
            activities  . . . . . . . . . . . . .  ----------  ----------

          Effect of exchange rate changes on cash
            and cash equivalents  . . . . . . . .           1          --
          Increase (decrease) in cash and cash
            equivalents . . . . . . . . . . . . .        (423)         55
          Cash and cash equivalents, beginning of         533         317
            period  . . . . . . . . . . . . . . .  ----------  ----------
          Cash and cash equivalents, end of        $      110  $      372
            period  . . . . . . . . . . . . . . .  ==========  ==========

          Supplemental disclosure of cash flow
            information:

          NON-CASH ACTIVITIES:
          Common stock issued in connection with
            consulting agreement  . . . . . . . .  $    1,000          --
          Conversion of convertible subordinated
            debt into common stock  . . . . . . .         720          __
                                                   ==========  ==========
          Common Stock issued in connection with
            acquisitions  . . . . . . . . . . . .         210          __
                                                   ==========  ==========


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

          The following proforma information is presented for comparative purposes to disclose information on the financial position and results of operations of the Company and Rosch GmbH had they been consolidated for all periods presented:

                                                      (IN 000'S)
                                               Three Months   Three Months
                                              Ended 4/30/98  Ended 4/26/97
                                              -------------  -------------

          Sales                                  $   1,495      $   1,444
          Gross profit                                 361            637
          Net loss                                    (791)          (447)
          Current assets                             4,760          3,722
          Non-current assets                         1,603          1,294
          Current liabilities                        1,844          2,052
          Non-current liabilities                    1,118          1,744


                                               Nine Months    Nine Months
                                              Ended 4/30/98  Ended 4/26/97
                                              -------------  -------------

          Sales                                  $   5,095      $   3,302
          Gross profit                               2,116          1,086
          Net loss                                    (747)          (967)
          Current assets                             4,760          3,722
          Non-current assets                         1,603          1,294
          Current liabilities                        1,844          2,052
          Non-current liabilities                    1,118          1,744


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

          2.   INVESTMENT IN AFFILIATE
               -----------------------

          On December 18, 1997, the Company invested $255,000, $150,000 in cash and 105,000 shares of its Common Stock for a 45% interest in Meditronic Medizinelektronik GmbH ("Meditronic"), pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997. The shares were valued at $1.00 per share, which represented the fair market value of the Common Stock as of the entry into such Agreement. Meditronic is a development and manufacturing company based in Germany, specializing in the manufacture of medical camera systems. Substantially all of Meditronic's sales are to Rosch GmbH. At April 30, 1998, the investment in Meditronic exceeded the Company's share of the underlying equity in net assets by approximately $190,000 and is being amortized over twenty-five years.

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

          The Series A Preferred Stock is immediately convertible into shares of the Company's Common Stock at a conversion rate equal to $1,000 divided by the lower of (i) $4.00 or (ii) 75% of the average closing bid price for the Common Stock for the five trading days immediately preceding the conversion date. The Company may force conversion of all (and not less than all) of the outstanding shares of Series A Preferred Stock at any time after the first anniversary of the effective date of the Registration Statement. There is no minimum conversion price. Should the bid price of the Common Stock fall substantially prior to conversion, the holders of the Series A Preferred Stock could obtain a significant portion of the Common Stock upon conversion, to the detriment of the then holders of the Common Stock.

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

          Selling, general and administrative ("SGA") expenses for the three and nine month periods ended April 30, 1998 were $1,048,000 and $2,637,000, respectively, compared to $636,000 and $1,325,000 for the comparable prior year periods. The increases reflect increased corporate activity, as well as accounting for the selling, general and administrative expenses of Rosch GmbH on a consolidated basis. The Company expects that the higher level of marketing and selling expenses will continue for the balance of fiscal 1998, when compared to the prior year, as the Company seeks to promote its new dental camera product line. The increased corporate activity relates to management time and related expenses in connection with preliminary acquisition discussions conducted during the fiscal quarter. These discussions resulted in the two acquisitions closed early in the fourth quarter of fiscal 1998. The Company expects to continue incurring expenses related to acquisition discussions as its current strategy is to grow through acquisitions. Additionally, as a result of the Company's entering into a consulting agreement with LFC (see Note 4), the Company will incur additional SGA expense related to the ratable amortization of the fair value of the services performed at a rate of $250,000 per quarter over a one-year period ending March 15, 1998.

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


                                            AMERICAN ELECTROMEDICS CORP.


          Dated:  September 9, 1998         /s/ Thomas A. Slamecka
                                            --------------------------
                                            Thomas A. Slamecka
                                            Chairman


          Dated:   September 9, 1998        /s/ Michael T. Pieniazek
                                            --------------------------
                                            Michael T. Pieniazek
                                            President and Chief Financial
                                              Officer