Form 10KSB
period 1998-07-31
AMERICAN ELECTROMEDICS CORP
filed 1998-12-24
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended July 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to ______________________

Commission file number 0-9922

                          AMERICAN ELECTROMEDICS CORP.
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                 04-2608713
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

13 Columbia Drive, Suite 5, Amherst, New Hampshire                       03031
    (Address of principal executive offices)                          (Zip Code)

                                 (603) 880-6300
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.10 par value
                                 Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and
(2) has been subject to such filing  requirements  for the past 90 days.
                                                                  [ ] YES [X] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of December 8, 1998, there were 7,071,136 shares of Common Stock outstanding and the aggregate market value of such Common Stock (based upon the closing bid price on such date) of the Registrant held by non-affiliates was approximately $8,537,026.

Revenues for the fiscal year ended July 31, 1998 totaled $7,025,000.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I   ....................................................................  2

         Item 1.  DESCRIPTION OF BUSINESS....................................  2

         Item 2.  DESCRIPTION OF PROPERTY.................................... 11

         Item 3.  LEGAL PROCEEDINGS.......................................... 11

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.................................................... 12

PART II  .................................................................... 12

         Item 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................ 12

         Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.................................................. 13

         Item 7.  CONSOLIDATED FINANCIAL STATEMENTS.......................... 16

         Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................ 32

PART III .................................................................... 33

         Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT........................................... 33

         Item 10. EXECUTIVE COMPENSATION..................................... 34

         Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................. 37

         Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 38

         Item 13. EXHIBITS AND REPORTS ON FORM 8-K........................... 39

SIGNATURES .................................................................. 42

Item 1. DESCRIPTION OF BUSINESS

The Company

     The Company is engaged in developing, manufacturing and selling the following three categories of healthcare products: (i) intraoral dental cameras and related products, (ii) diagnostic audiometric medical devices and (iii) needle-free drug delivery systems. The focus of the Company's business has shifted in the past year with the acquisitions of Dynamic Dental Systems, Inc. and Equidyne Systems, Inc. The largest segment of the business is the marketing of intraoral dental camera systems and related dental equipment. The Company's intraoral camera systems display close-up high quality color video or digital images of dental patients' teeth and gums. These images help dentists and other dental care workers in displaying dental health and hygiene problems. Using these systems, treatment plans, discussions and on-going patient information are enhanced so patients can better see, understand and accept treatment recommendations. The Company also manufactures and sells the Tympanometer(R), a medical diagnostic instrument which, by applying a combination of air pressure and sound to the ear drum, identifies diseases and disorders of the middle ear which are not revealed by standard hearing tests and audiometers used for screening hearing problems in young children. In addition, the Company has developed a needle-free drug injection system which has received FDA marketing clearance, and it will begin to market the product in the United States by March 1999.

     The Company was incorporated under the laws of the State of Delaware on January 28, 1977.

Acquisitions and Recent Developments

     Acquisition of Rosch GmbH Medizintechnik and interest in Meditronic Medizinelektronik GmbH. On January 11, 1996, the Company acquired a 50% interest in Rosch GmbH Medizintechnik, a German corporation ("Rosch GmbH"). Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of products in Europe. Substantially all of the Company's foreign and export sales are conducted through Rosch GmbH.

     On December 18, 1997, the Company closed on the purchase of the remaining 50% of the outstanding capital stock of Rosch GmbH paying $50,000 plus 105,000 shares of Common Stock, pursuant to a Stock Purchase Option Agreement, dated November 1, 1997. On that day the Company simultaneously acquired 45% of the outstanding shares of a second German company, Meditronic Medizinelektronik GmbH ("Meditronic GmbH"), for $150,000 plus 105,000 shares of the Company's Common Stock, pursuant to a Stock Purchase Option Agreement, dated November 1, 1997. Meditronic GmbH is a development and manufacturing company, specializing in the manufacture of medical camera systems. Substantially all of Meditronic GmbH's sales are to Rosch GmbH. In July 1998, the Company sold its interest in Meditronic GmbH for approximately $250,000. The Company continues to act as the exclusive distributor for Meditronic GmbH's products.

     Acquisition of Dynamic Dental Systems, Inc. As of April 30, 1998, the Company acquired Dynamic Dental Systems, Inc., a Delaware corporation ("DDS"), in exchange for 750,000 shares of the Company's Common Stock and $225,000, pursuant to an Agreement and Plan of Merger, dated as of April 30, 1998, by and among the Company, DDS Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, DDS, and the sole stockholders of DDS (the "DDS Merger"). DDS is based in Gainesville, Georgia and is a distributor of digital operator hardware, cosmetic imaging software, intraoral dental camera systems and digital x-ray equipment.

     Acquisition of Equidyne Systems, Inc. On May 12, 1998, the Company acquired Equidyne Systems, Inc., a California corporation ("ESI"), in exchange for 600,000 shares of the Company's Common Stock, pursuant to an Agreement and Plan of Merger, dated as of March 27, 1998, among the Company, ESI Acquisition Corporation, a California corporation and a wholly-owned subsidiary of the Company, and ESI (the "ESI Merger"). ESI is based in San Diego, California. It is engaged in the development of the INJEX(TM) needle-free drug injection system, which is designed to eliminate the risks of contaminated needle stick accidents and the resulting cross contamination of hepatitis, HIV and other diseases. ESI holds two U.S. patents for its features of the injection system and has received U.S. Food and Drug Administration ("FDA") 510(k) clearance to market the system in the United States. ESI will begin marketing of the system in the United States by March, 1999. The system will initially be marketed to the public through exclusive arrangements with certain medical products distributors. Also, ESI is currently in discussions with drug companies in the United States and plans to market its products to those companies through licensing and joint development agreements. ESI also intends to market its products overseas, including through its distribution arrangements in Japan and Mexico, and will, upon receipt of regulatory approval, utilize the same marketing strategies as it envisions using domestically. The Company anticipates receiving European regulatory approval during the first calendar quarter of 1999 and upon receipt will commence foreign sales.

     These acquisitions are part of management's strategic plan to expand the scope of the medical products to be offered by the Company. The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business. There is no assurance that management will find suitable acquisitions candidates or effect the necessary financial arrangements for such acquisitions or that such acquisitions will be successful.

     Private Placement of Preferred Stock. On May 5, 1998, the Company closed the placement of 1,000 shares of the Series A Preferred Stock to one purchaser (the "Purchaser") at a purchase price of $1,000 per share or an aggregate purchase price of $1 million, pursuant to a Securities Purchase Agreement, dated as of May 5, 1998 (the "Purchase Agreement"), among the Company, West End Capital LLC ("West End") and the Purchaser. The Purchase Agreement also provided that the Purchaser would purchase a second tranche of 1,000 shares of Series A Preferred Stock for $1 million upon the Company acquiring DDS on or prior to May 15, 1998, and a third tranche of 1,000 shares of Series A Preferred Stock for $1 million upon the Company acquiring ESI on or prior to May 25, 1998. The net proceeds from the sale of the Series A Preferred Stock was $2,642,000 (after placement fees and other related costs), of which $225,000 was used as the cash portion of the purchase price for the DDS Merger, $600,000 was used to repay the outstanding indebtedness to its primary bank Citizens Bank New Hampshire ("Citizens Bank"), and the balance for possible future acquisitions and working capital.

     The Series A Preferred Stock is immediately convertible into shares of Common Stock at a conversion rate equal to $1,000 divided by the lower of (i) $4.00 or (ii) 75% of the average closing bid price for the Common Stock for the five trading days immediately preceding the conversion date. The Company may force conversion of all (and not less than all) of the outstanding shares of Series A Preferred Stock at any time after the first anniversary of the effective date of a registration statement registering the shares of Common Stock underlying the Series A Preferred Stock. There is no minimum conversion price. Should the bid price of the Common Stock fall substantially prior to conversion, the holders of the Series A Preferred Stock could obtain a significant portion of the Common Stock upon conversion, to the detriment of the then holders of the Common Stock.

     The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends. The Company was to pay an annual dividend equal to 5% of the liquidation preference, which may be paid at the election of the Company in cash or shares of its Series A Preferred Stock. The dividend rate was increased to 12% on June 5, 1998 due to the Company's failure to file a registration statement covering the Common Stock underlying the Series A Preferred Stock within 30 days of the initial closing. The registration statement was filed on July 10, 1998, but has not yet been declared effective. The interest rate has increased to 18% and will remain at such rate until the effective date of the registration statement.

     As part of its entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement and a Warrant Agreement. Concurrently with the closing for the first tranche of Series A Preferred Stock, the Company issued to West End Warrants to purchase 50,000 shares of the Company's Common Stock at

$4.80 per share exercisable for three years and also granted options for the purchase of 30,000 shares of Common Stock to a finder, exercisable at $4.40 per share for three years.

     Conversion of Debentures. On November 3, 1997, the Company issued an aggregate of 720,000 shares of its Common Stock upon the conversion of $720,000 principal amount of its 14% Convertible Subordinated Debentures due October 31, 1999 (the "Debentures"). This represented the entire issue of Debentures. The Company had reduced the conversion price of the Debentures to $1.00 per share from $3.75 per share, effective October 17, 1997 through October 27, 1997, in connection with October 1997 amendments to arrangements with Citizens Bank pursuant to a Forbearance and Workout Agreement and its efforts to obtain additional equity capital.

     Private Placement of Common Stock. As of November 26, 1997, the Company closed a private placement of 1,050,000 shares of Common Stock, at a price of $1.00 per share, or an aggregate purchase price of $1,050,000 to a group of "accredited investors," as such term is defined in Regulation D under the Securities Act. The Company used $150,000 of the placement proceeds to repay portions of its indebtedness to Citizens Bank, and used the balance of the proceeds for working capital, including increasing its ownership interest in Rosch GmbH.

Intraoral Dental Cameras and
Related Products

     The largest segment of the Company's business is the sale of intraoral dental camera systems and related dental products. Intraoral cameras display close-up high quality color video or digital images of dental patients' teeth and gums. These images help dentists and other dental care workers in displaying dental health and hygiene problems. Using these systems, treatment plans, discussions and on-going patient information are enhanced so patients can better see, understand and accept treatment recommendations. Through DDS and Rosch GmbH, the Company markets three kinds of camera systems, the DynaCam(TM), the ViperCam(TM) and the Viola(TM).

     In 1997, the Company began selling and distributing the Viola(TM) camera system, manufactured in Germany by Meditronic GmbH, in markets outside North America, South America and Australia. In September 1997, the Company received FDA clearance to sell this system. In November 1997, the Company began a marketing program to introduce the system in the United States. Due to differences in the U.S. and German markets, the Company has had only limited success in marketing the Viola(TM) in the U.S. In particular, unlike the German and other European markets, where the majority of dental offices contain a single or small number of operatories (rooms where patients receive dental care), the majority of U.S. dental offices contain multiple operatories. The Viola(TM) intraoral camera system, as currently designed, is generally not as cost effective for offices containing multiple operatories as systems designed for such uses such as the DynaCam(TM) and ViperCam(TM). The Company has now replaced its marketing of the Viola(TM) in the U.S. with the DynaCam(TM) and ViperCam(TM) although the Company expects to transition away from the ViperCam(TM) in fiscal 1999.

     In the United States, the Company focuses its efforts on selling intraoral cameras as part of a complete digital operatory system, including cameras, dental and cosmetic imaging software, and related hardware and equipment. The Company also offers digital x-ray equipment that can be combined with its camera system.

     Digital operatory hardware and software allow the dentist and his/her assistants to capture and store the pictures taken by the intraoral camera on their computer system. Once digitized, these images are stored in a database for that specific patient and can be recalled for viewing and comparison. The basic system allows dentists to store over 45,000 individual images on their systems as compared to four images on most intraoral camera systems. The dentist can enhance the picture, giving the patients a better view of their teeth and helps the patients accept the recommended treatment plan. Images can also be transferred to other dentists via the video conferencing module or on the Internet. The system also integrates with most practice management software packages, allowing the dentist to save time by not having to reenter the patient's name in each program.

     Cosmetic imaging software takes a digitized image of a patients smile and gives the dentist the ability to make changes to the smile. This allows the patient to see what their smile would look like if they accept the treatment proposed by the dentist. Cosmetic dentistry is the fastest growing part of a dental practice, and is also the most profitable to the dentist. Cosmetic imaging software allows the dentist to enhance this part of their practice and attract new patients.

     Digital x-ray is a new method of obtaining traditional dental x-rays. Instead of x-ray film being placed in the patient's mouth, exposed to radiation, then developed in a solution in a dark room, this system does it digitally. A small computer sensor, the size of the film, is placed in the mouth and exposed, using a 90% reduction in radiation. The image is instantly displayed on a computer screen and sent via computer into a data base containing the patient's file. The x-ray image can be enhanced and enlarged and measurements taken giving both the dentist and the patient more information. As with the other software sold by the Company, the image can be viewed and sent via video conferencing or on the Internet.

     Through DDS, the Company acquired a non-exclusive distribution agreement with Integra Medical to distribute Integra Medical's intraoral camera model # IMI-AC4 and certain related ViperSoft software packages throughout the United States, which agreement terminates on December 31, 1998. Through DDS, the Company also possesses a distribution agreement with the Sony Business and Professional Group, a division of Sony Electronic, Inc., for the distribution of printers, monitors and digital cameras. The Company also purchases and distributes various other products relating to digital operatory system without formal distribution agreements. These include computers, computer accessories and workstation cards.

     Score International Inc. Letter of Intent. On October 26, 1998, the Company entered into a letter of intent to acquire Score International, Inc. ("SCI") for $1.7 million, consisting of $1,450,000 payable in shares of the Company's Common Stock valued as to be provided for in a definitive acquisition agreement and $250,000 in cash. SCI is a developer and distributor of dental office products, primarily a patented high-speed handpiece repair system. The transaction is subject to negotiation and execution of a definitive acquisition agreement and fulfillment of customary closing conditions. This letter of intent may be terminated by either party, if by the close of business on December 31, 1998 a definitive acquisition agreement shall not have been executed.

Diagnostic Audiometric Medical Devices

     Prior to the acquisitions of DDS and ESI, the Company's business was based primarily on the development, manufacture and sale of Tympanometers(R). The Company expects Tympanometers(R) to continue to be a significant portion of its business.

     The Company also manufactures and sells an audiometer, the Pilot(R) Audiometer, which uses sound presented automatically at descending decibel levels to screen for hearing loss.

     The name Tympanometer(R) is a registered trademark of the Company. The Tympanometer(R), an automatic impedance audiometer, is a medical diagnostic instrument which, by applying a combination of air pressure and sound to the ear drum, identifies diseases and disorders of the middle ear which are not revealed by standard hearing tests. In September 1995, the Company introduced the Race Car(TM) Tympanometer, which is directed for use in screening pre-school children for hearing disorders. In December 1996, the Company began selling the QuikTymp(R) Tympanometer, a version of the Race Car(TM) Tympanometer that can test for middle ear disease in adults and children.

     The test of the middle ear to detect disease is called "tympanometry." Tympanometry detects middle ear diseases (regardless of whether such diseases have resulted in a hearing loss) by using specialized instruments to test the response of the middle ear muscle to sound stimulus, the functioning of the nerve endings which transmit the hearing message to the brain, and the functioning of the middle ear to determine the presence of any disease.

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

     The Company recognized that tympanometry had applications beyond the use of the ear specialists and could be used in the recognition and diagnosis of ear disorders by other practitioners if an instrument were developed which was fully automated and produced results which were easily interpreted. Consequently, in 1977, the Company introduced a Company-designed impedance audiometer called the Tympanometer(R). The Tympanometer(R) has a rubber tipped probe which is placed against the ear canal for a three second procedure that applies sound and air pressure to the ear drum and produces a graphic (hard copy) representation of the middle ear function. Family practitioners, pediatricians and allergists confront, on a daily basis, problems affecting the middle ear. The graphic result provided by the Tympanometer(R) eliminates the uncertainties which may result from visual examination. The person administering the Tympanometer(R) test, who may be a physician, school nurse or other health care professional, can determine from the graph whether the ear condition is caused by an infection, a perforation of the ear drum, a retraction of the ear drum or other pathological condition, and can treat the condition or refer the patient to the appropriate specialist.

     In fiscal 1996, the Company introduced the Race Car(TM) Tympanometer to the marketplace. The Race Car(TM) Tympanometer is designed to test for middle ear disease in young children using up-dated graphics for visual distraction of the child during testing.

     In fiscal 1997, the Company presented the new Quik Tymp(R) Tympanometer line at the Health Industry Distributors Association (HIDA) Meeting. The Quik Tymp(R) Tympanometer tests for middle ear disease in children and adults. This easy to use unit features the Company's "Little Car" visual distraction for testing children and the traditional graph display for adults. The Quik Tymp(R) can include the option of a built-in pure tone audiometer. Marketing commenced in December 1996.

     The Company presently manufactures and sells four different models of Tympanometers(R).

     In August 1994, the Company completed the design process and began production of the Pilot(R) Audiometer, an audiometer which facilitates the testing for hearing loss in very young children. The Pilot(R) Audiometer performs "select picture" and puretone audiometry and is particularly useful in screening young children for hearing loss because it is as simple as identifying pictures. A test board with twelve easily identifiable pictures is displayed within reach of the child, who is outfitted with a headset connected to an audiometer. The child is then asked, through the headset, to identify ten pictures presented at eight descending decibel levels. Select picture audiometry is a technique developed by the Mayo Clinic in the 1960s and has been used by audiologists for decades. Using new digital voice chip technology, the Company has automated the procedure so that it can be used simply and efficiently in a primary care or screening environment.

Needle-Free Drug Delivery Systems

     Through ESI, the Company is in the business of developing, manufacturing and marketing its INJEX(TM) needle-free injector system (the "INJEX(TM) System"), a hand-held, spring-powered device that injects drugs from a needle-free syringe through the skin as a narrow, high pressure stream of liquid. The name INJEX(TM) is a registered trademark of ESI. The INJEX(TM) System eliminates the need to pierce skin with a sharp needle and manipulate a plunger with the needle inserted through the skin, thus eliminating the risk of potentially contaminated needle stick incidents and the resulting blood-borne pathogen transmission. The INJEX(TM) System is smaller, easier to use, less expensive and more comfortable than previous needle-free injection systems marketed by ESI's competitors, and the Company believes that the key to widespread market acceptance of the INJEX(TM) System will depend on its ability to compete on the basis of such criteria.

     A first generation INJEX(TM) System was tested and received 510(k) market clearance from the FDA in August 1995. The first generation system was not marketed commercially. Since then certain improvements have been made to the System and the Company will begin marketing the improved second generation System in the United States by March 1999. Overseas marketing of the System will begin upon receipt of foreign regulatory approval and is envisioned to begin late in the first calendar quarter of 1999. The Company does not believe the modifications or enhancements made to the System for the current version require a new FDA 510(k) submission at this time.

     The INJEX(TM) System consists of three components: (i) a pen sized reusable jet injector, (ii) a reset box which acts as a carrying case and resets the spring for the jet injector and (iii) a plastic, sterile, disposable ampule which contains the medication fluid. In addition, ESI has designed and will have produced disposable transfer adapters to be used as a channelling device between drug bottles and ampules for sterilized ampules that are delivered empty.

     The INJEX(TM) System is currently designed to deliver variable doses of fluid medication from .02 ml to .5 ml. The ampules can be pre-filled by the medication manufacturer for resale through pharmacies or delivered sterilized and empty to be filled by patients or providers of care using ESI's transfer adapter to transfer fluid from a standard medication vial.

     ESI's core technology can be used for many different drug delivery regimens and allows for needle-free injection into the subcutaneous tissue. There are many uses for this product including the physician's office, hospital and clinic environments, self administered injections by people with diabetes, allergies or human growth disorders and vaccine inoculations such as for polio, tetanus, rabies or flu. The INJEX(TM) System may also have applications in the dental and veterinary markets.

Product Development

     The Company is committed to fund the manufacturing capabilities and marketing necessary to bring the INJEX(TM) needle-free injection system to market in the United States by March 1999. The Company anticipates that approximately $1 million may be required for this purpose.

     In the fields of audiometrics, the Company is continually engaged in product development. As mentioned above, the Quik Tymp(R) Tympanometer was introduced in fiscal 1997. All of the Company's Tympanometers(R) were redesigned in 1998 to incorporate a built-in printer. The Company is currently exploring new product opportunities both in audiometrics and also in other lines. In fiscal 1997 and 1998, the Company expended $85,000 and $21,000, respectively, for research and development with respect to its audiometric products. It expects to continue to incur research and development costs in fiscal 1999 depending upon the success of the development activities and available funds.

     The Company has not presently committed any significant funds for research and development with respect to the intraoral camera equipment it markets.

Government Regulation

     Government regulation in the United States and certain foreign countries is a significant factor in the Company's business. In the United States, the Company's products and its manufacturing practices are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act ("FDC Act"), and by other state regulatory agencies. Under the FDC Act, medical devices, including those under development by the Company, such as its needle-free injection system, must receive FDA clearance before they may be sold, or be exempted from the need to obtain such clearance. The FDA regulatory process may delay the marketing of new systems or devices for lengthy periods and impose substantial additional costs. Moreover, FDA marketing clearance regulations depend heavily on administrative interpretation, and there can be no assurance that interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. There can be no assurance that the Company will be able to obtain clearance of any future Company products or any expanded uses of current or future Company products in a timely manner or at all. In addition, even if obtained, FDA clearances are subject to continual review, and if the FDA believes that the Company is not in compliance with applicable requirements, it can institute proceedings to detain or seize the Company's products, require a recall, suspend production, distribution, marketing and sales, enjoin future violations and assess civil and criminal penalties against the Company, its directors, officers or employees. The FDA may also suspend or withdraw market approval for the Company's products or require the Company to repair, replace or refund the cost of any product manufactured or distributed by the Company. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices" ("GMP") regulations, which include validation testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is subject to periodic inspections by the FDA. The Company will need 510(k) clearance for any new medical products which are developed in the future. Compliance with these requirements requires the Company to expend time, resources and effort in the areas of production and quality control for itself and for its contract manufacturers. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future.

     Although the Company believes that its products and procedures are currently in material compliance with all relevant FDA requirements, the failure to obtain the required regulatory clearances or to comply with applicable regulations would have a material adverse effect on the Company.

     Sales of medical devices outside the United States that are manufactured within the United States are subject to United States export requirements, and all medical devices sold abroad are subject to applicable foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time and requirements to obtain approval by a foreign country may differ substantially from those required for FDA clearance. There can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

Patents and Trademarks

     With respect to the Company's INJEX(TM) needle-free drug injection system, the Company holds two United States patents and has applied for nine foreign patents. The Company also possesses certain registered trademarks and copyrights for names which it believes are important to its business.

Marketing

     The Company's intraoral camera systems and other dental products are marketed to dental practitioners throughout the United States by DDS through 32 independent regional dealers who are retained by DDS on a non-exclusive, best efforts basis. The Viola(TM) system is marketed throughout Europe through Rosch GmbH. Rosch GmbH both distributes products directly and through regional dealers. In fiscal 1998, more than a majority of the Company's sales were in Europe.

     The market for the Company's audiometric products includes physicians, particularly those in medical specialties such as pediatrics, allergy medicine, family practice, otolaryngology and otology (the latter two specialties deal with diseases of the ear). The audiometric products are marketed mainly through independent regional dealers both domestically and internationally who sell principally hearing related health care products. These dealers are retained by the Company on a non-exclusive, best efforts basis. The Company also distributes these products throughout Europe using Rosch GmbH.

     Initially the Company plans to market and distribute the INJEX(TM) needle-free injection system through licensing and joint development agreements with drug companies and manufacturers of injectable pharmaceuticals in the United States. The Company expects that product sales will be directed to pharmaceutical companies, pediatric clinics, infectious disease wards, and outpatient clinics where the threat of accidental needle pricks and patient trauma are highest. Thereafter, the Company expects to broaden its market to home care applications such as for people with diabetes, allergies, human growth disorders, arthritis, osteoporosis or other diseases involving in home self injections. The Company's marketing plans may change significantly depending on its discussions with drug companies and manufacturers and its success in securing licensing and/or joint development agreements with such entities.

     In August 1998, the Company entered into an agreement to supply La Sociedad Mercantil Mexicana ("LSM") with the INJEX(TM) System for use in LSM's clinic in Baja California and for exclusive distribution within that geographic territory.

     In September 1998, the Company entered into an agreement to supply HNS International with the INJEX(TM) System for exclusive distribution within Japan.

     The Company participates in exhibitions at major medical, educational and public health conventions. It also advertises its products domestically and internationally in journals for dentists, pediatricians, allergists, otolaryngologists, otologists and family practitioners and also for schools, public health clinics and HMOs.

Materials

     The intraoral cameras and other dental equipment distributed by the Company are purchased from suppliers and resold to the Company's customers. The Viola(TM) system is manufactured by Meditronic GmbH.

     The principal materials purchased by the Company in the manufacture of Tympanometers are electronic components, pumps and metal stamped parts. All of these materials are readily available from a number of sources in the quantities required. The graph paper and accessories sold for use with the Company's instruments are purchased by the Company from suppliers and resold to the Company's customers. In fiscal 1997, the Company received ISO 9000 certification in conformance with the international standard for the manufacture of medical devices with respect to its audiometric products.

     The Company has not yet begun manufacturing the INJEX(TM) System for commercial distribution. Preproduction aluminum injectors and reset boxes were built for FDA testing and limited clinical trials, internal testing and inspection and for marketing demonstrations and evaluations. The Company expects the finished product to be made of a combination of anodized aluminum and stainless steel metal parts. Prototypes will be built from automated drawings prior to making a commitment to molds. The injector has three molded parts and the reset box has four molded parts.

     The disposable plastic parts of the INJEX(TM) System include the ampule which contains the drug and the transfer device, which to date have been produced using single cavity molds that are not capable of producing high volumes of ampules or adapters in a cost effective manner. The Company has determined that the current designs for the ampule and transfer device are functional but can be improved for reliability. Once the design for these components is finalized, the Company will progress to multi-cavity molds and tools.

     Initially, the Company plans to rely on established FDA licensed medical products manufacturing facilities for the manufacturing of the disposable components of the INJEX(TM) System. The Company will also outsource component manufacturing for the injector and reset device and has developed a list of vendors for this purpose. Assembly of the injector and reset device will eventually be performed in house. The Company will oversee the quality assurance of all products manufactured by assembling a team of quality assurance professionals with expertise in disposable and medical devices. As demand develops for the INJEX(TM) System, the Company will evaluate the feasibility of assuming a larger role in the manufacturing of its products.

Employees

     At July 31, 1998, the Company and its subsidiaries had 45 employees, 11 of whom were management or administrative personnel, 27 were engaged in sales activities, and 7 were engaged in manufacturing and service related activities. In addition, when necessary, the Company uses independent engineering consultants for design support and new product development.

     None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Competition

     The distribution of medical and dental devices is intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. Most of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems which are substantially similar or superior to the Company's products. Further, other companies may enter this marketplace. No assurance can be given that the Company will be able to compete against these other companies which may have substantially greater marketing and financial resources than the Company.

     With respect to the intraoral camera market, the Company has at least five major competitors in the video market which the Company views as being largely mature with little room for growth. Conversely, the digital camera market is expanding with no one company or group of companies yet dominating the market. Nevertheless, the Company anticipates that the digital market will become increasingly competitive as demand among dental practitioners grows for digital equipment.

     There has been some recent consolidation among the Company's major competitors in the audiometric business, which has resulted in some price erosion for those products. The major competitive factors are price, utilization of latest technology and ease of use. In fiscal year 1996, the Company completed the redesign of its Tympanometer(R) line to take advantage of more cost effective technology and to address customer needs. In response to feedback from its dealers in fiscal 1998, the Company further redesigned its Tympanometers(R) to incorporate built-in printers.

     The Company's INJEX(TM) needle-free injection system will compete with standard needle syringes, safety syringes and other manufacturers of needle-free injection systems. These competitors have been in business longer than the Company and have substantially greater technical, marketing, financial, sales, and customer service resources. Becton, Dickinson and Company ("BDC") has as much as 85% of the domestic needle syringe market. BDC has very low product cost and high quality through superior manufacturing. BDC has also entered in marketing and distribution arrangements with Medi-Ject, Inc., a manufacturer of needle-free injection systems.

     Medi-Ject, Inc., founded in 1979, has previously marketed a needle-free injector system known as the "MediJector," which consists of an injector without a removable or disposable component. Medi-Ject, Inc. has a collaborative arrangement with BDC and has also entered into various licensing and development agreements with multi-national pharmaceutical and medical device companies covering the design and manufacture of customized injection systems for specific drug therapies.

     The other principal manufacturer of needle-free injection systems is Bio-Ject Inc., formed in 1985. Bio-Ject, Inc. has sold a CO2 powered injector since 1993. The injector is designed for and used almost exclusively for vaccinations in doctors' offices or public clinics.

     Two other companies, Health-Mor Personal Care Corp. and Vitajet Corporation, currently sell coil spring injector systems. Vitajet has recently introduced a product which incorporates a disposable needle-free syringe. Vitajet was acquired by Bio-Ject.

     Safety syringes are presently made by a small number of new firms, none of which has a significant share of the total syringe market. BDC also manufactures these devices, but the high cost of safety syringes and the continued problem of controlled disposal has weakened the demand for them.

     The Company expects ESI to compete with the smaller safety syringe manufacturers and jet injector firms, based on health care worker safety, ease of use, reduced overall costs of controlled disposal and patient comfort. The Company expects that when all indirect costs are considered, the INJEX(TM) System should be able to successfully compete on a cost basis.

Item 2. DESCRIPTION OF PROPERTY

     The Company's corporate and audiometric operations are located in Amherst, New Hampshire in facilities containing 7,800 square feet leased to the Company at $3,800 per month under a lease expiring in May 2001.

     DDS  maintains its  administrative  and sales  operations  in  Gainesville,
Georgia  where  it  rents  a  facility   containing   2,000  square  feet  on  a
month-to-month basis. DDS rents these facilities for $1,800 per month.

     ESI maintains its administrative and sales operations in San Diego, California where it leases a facility containing 1,200 square feet under a renewable quarterly lease currently expiring in March 1999 for $750 per month. ESI is also leasing a production facility in Aliso Viejo, California containing approximately 1,700 square feet at $2,000 per month.

     Rosch GmbH maintains its administrative and sales offices in Berlin, Germany where it leases a facility containing 6,400 square feet at $8,800 per month. The five year lease expires in May 2002.

     The Company believes that these facilities are adequate for its current business needs.

Item 3. LEGAL PROCEEDINGS

     On June 26, 1998, Christer O. Andreasson filed an action against ESI, the Company, and four former directors of ESI, in Superior Court of California, County of San Diego, seeking an indeterminate amount of damages arising from his employment relationship with ESI over several months spanning late 1995 and early 1996, which was prior to the Company's acquisition of ESI. Due to the preliminary nature of the discovery process, the Company cannot estimate the merits of the claim or the effect on the Company or ESI.

     On December 10, 1998, Charles S. Aviles, Jr. and Barry Hochstadt, former shareholders, officers and employees of DDS, filed an action in Superior Court of California, County of Orange, against Henry Rhodes, the President and a former shareholder of DDS, DDS and the law firm that had represented DDS and its shareholders during its acquisition by the Company, seeking damages in excess of $1,000,000 and an indeterminate amount of punitive damages and costs arising from the plaintiffs' prior relationships with DDS. Although this action is at a preliminary stage, discovery has not yet commenced and DDS has not yet answered or otherwise moved in the action, based upon its present knowledge, the Company believes that DDS has meritorious defenses to the allegations against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Sales Prices for Company's Common Stock

     The Common Stock of the Company is traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol AMER. The following table sets forth for the indicated periods the high and low bid prices of the Common Stock for the fiscal years ended July 31, 1998 and July 31, 1997, and gives effect to a one-for-five reverse stock split effective as of November 8, 1996. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
 Fiscal Period       Fiscal Year Ended 7/31/98        Fiscal Year Ended 7/31/97
--------------------------------------------------------------------------------
                         High           Low            High                Low
--------------------------------------------------------------------------------
 First Quarter          $1.88          $1.00          $5.16               $3.13
--------------------------------------------------------------------------------
 Second Quarter          1.50            .66           4.38                1.88
--------------------------------------------------------------------------------
 Third Quarter           4.94            .88           3.75                1.38
--------------------------------------------------------------------------------
 Fourth Quarter          4.81           3.19           1.63                 .84
--------------------------------------------------------------------------------

Approximate Number of Holders of Company's Common Stock

     As of July 31, 1998, there were approximately 212 stockholders of record of the Company's Common Stock. The Company believes that a substantial amount of the shares are held in nominee name for beneficial owners.

Dividends

     The Company has never paid any cash dividends on its Common Stock and its Board of Directors has no present intention of declaring any cash dividends in the foreseeable future. In addition, the Series A Preferred Stock imposes certain restrictions on cash dividends on the Common Stock.

Recent Sales of Unregistered Securities

     On May 5, 8 and 13, 1998, the Company closed, respectively, the first, second and third tranches of a placement of an aggregate of 3,000 shares of Series A Convertible Preferred Stock, $.01 par value per share and 1,000 shares per tranche, to one purchaser at a purchase price of $1,000 per share or an aggregate purchase price of $1 million, as more fully described in the Company's Report on Form 8-K, dated May 5, 1998, and the Company's Quarterly Report on Form 10-QSB/A, Amendment No. 1, for the quarterly period ended April 30, 1998.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This report contains or refers to forward-looking information made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. That information covers future revenues, products, and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement include, but are not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulations and reimbursements, changes in foreign economic conditions or currency translation, product acceptance or changes in government regulation of the Company's products, ability to finance future projects, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.

Results of Operations

     Consolidated net sales were $7,025,000 for the fiscal year ended July 31, 1998 ("Fiscal 1998") compared to $2,309,000 during the fiscal year ended July 31, 1997 ("Fiscal 1997"). The $4,716,000 increase in sales was attributable to accounting for Rosch GmbH on a consolidated basis, as well as from the inception of sales of the intraoral dental camera system.

     Net loss for Fiscal 1998 was $3,674,000, or $1.01 per share, compared to a net loss of $926,000, or $.37 per share, for Fiscal 1997. The overall decrease in profits in Fiscal 1998 was primarily the result of operating losses resulting from the United States introduction of dental cameras and Rosch GmbH transitioning from utilizing a major distributor for the sale of its dental cameras in Europe to direct sales. The net loss for Fiscal 1998 includes approximately $1 million for deferred compensation for consultants and for options granted in connection with acquisitions.

     Cost of sales, as a percentage of net sales, for Fiscal 1998 was 66.8% versus 56.8% for Fiscal 1997. The increase in cost as a percentage of sales can be attributed to the product mix which included sales of Rosch GmbH on a consolidated basis. As the Company's sales mix becomes more significantly related to dental camera products, and as costs of sales for dental camera products is greater than for other product lines, as expected, costs of sales as a percentage increased.

     Selling, general & administrative expense (SG&A) and research and development (R&D) expense increased in Fiscal 1998 over Fiscal 1997. The Company attributes the $3,924,000 increase in SG&A expenses to increased marketing and promotional activity, increased corporate activity, accounting for Rosch on a consolidated basis and the acquisition of DDS and ESI. General and administrative expenses increased by $2,357,000 as a result of aggressive corporate development and the retention of senior level executives. These costs are more fixed in nature. Selling expenses increased by $1,567,000 as a result of the introduction of dental cameras in the United States. These selling expenses were high as a result of heavy promotion at the front end of the product introduction period and should become more variable over time.

Liquidity and Capital Resources

     Working capital of the Company at July 31, 1998 was $793,000, compared to $1,060,000 at fiscal year ended July 31, 1997. The decrease of $267,000 during 1998 was primarily the result of net proceeds of $3,670,000 from the placement of $2,642,000 of Series A Preferred Stock and $1,028,000 upon the private placement of 1,050,000 shares of Common Stock, offset by the net operating loss for the year and the use of approximately $275,000 for the cash portion of the purchase price of the acquisitions of DDS and Rosch GmbH.

     As shown in the financial statements, the Company has incurred net losses of $3,674,000 and $926,000 for the years ended July 31, 1998 and 1997, respectively. This and other factors, such as working capital needed for the Company's operations, requires additional funding beyond that which the Company currently has available.

The Company therefore will need to raise additional capital in fiscal 1999. The Company is seeking additional capital through equity and/or debt placements or secured financing; however, no assurance can be given that such financing arrangements would be successfully completed and, if so, on terms not dilutive to existing stockholders.

     As a result of the foregoing, substantial doubt exists about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern (See Footnote 13 to Notes to Consolidated Financial Statements).

     The Company is considering future growth through acquisitions of companies or business segments in related lines of business or other lines of business, as well as through expansion of the existing line of business. There is no assurance that management will find suitable acquisition candidates or effect the necessary financial arrangements for such acquisitions and obtain necessary working capital for the acquired entities.

SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------

Summary of Operations                  7/31/98             7/31/97             7/27/96             7/29/95               7/30/94

------------------------------------------------------------------------------------------------------------------------------------
Net sales                               $7,025              $2,309              $3,337              $2,443                $1,965
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 provision for income taxes             (3,674)               (926)                467                 184                    61
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       (3,674)               (926)                442                 172                    57
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share              (1.01)               (.37)                .18                 .08                   .03
------------------------------------------------------------------------------------------------------------------------------------
Weighted average
 common & equivalent
 shares                              4,687,707           2,510,296           2,493,854           2,238,483             1,833,666
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

Financial Position                     7/31/98             7/31/97             7/27/96             7/29/95               7/30/94

------------------------------------------------------------------------------------------------------------------------------------
Total assets                           $11,458              $3,060              $2,771              $1,513                  $899
------------------------------------------------------------------------------------------------------------------------------------
Working capital                            793               1,060                 906                 915                   485
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                             ---               1,100                  94                 ---                     4
------------------------------------------------------------------------------------------------------------------------------------
Stockholder's equity                     8,512               1,168               1,948               1,196                   771
------------------------------------------------------------------------------------------------------------------------------------

Note:  In thousands, except for share and per share amounts.

Year 2000

     The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant and expects the transition to be fully completed by the third quarter of Fiscal 1999. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company.

Management believes, based upon available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. Management also believes the total cost of addressing the Year 2000 issue will not have a material impact on the Company's financial position.

Item 7. CONSOLIDATED FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                            Page

Report of Ernst & Young LLP, Independent Auditors.............................16


Consolidated Balance Sheets at July 31, 1998 and 1997.........................17


Consolidated Statements of Operations for the Years Ended
  July 31, 1998 and 1997, and July 27, 1996...................................18


Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended July 31, 1998 and 1997,
  and July 27, 1996...........................................................19

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1998 and 1997, and July 27, 1996...................................20


Notes to Consolidated Financial Statements....................................21

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
American Electromedics Corp. and Subsidiaries.

We have audited the accompanying consolidated balance sheets of American Electromedics Corp. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American
Electromedics Corp. and subsidiaries at July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that American Electromedics Corp. will continue as a going concern. As more fully described in
Note 13, the Company has incurred operating losses for the last two years. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ ERNST & YOUNG LLP


Manchester, New Hampshire
December 21, 1998

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 July 31, 1998         July 31, 1997
                                                                                                 -------------         -------------
                                                                                                              (Thousands)
Assets
Current Assets:
Cash and cash equivalents ..............................................................          $       396           $       471
Accounts receivable, net of allowance of $13,000 and
 $7,000 in 1998 and 1997, respectively:
  Trade ................................................................................                1,169                   283
  Affiliate ............................................................................                 --                     379
                                                                                                  -----------           -----------
                                                                                                        1,169                   662

Inventories ............................................................................                1,951                   475
Prepaid and other current assets .......................................................                  223                   244
                                                                                                  -----------           -----------
           Total current assets ........................................................                3,739                 1,852

Property and Equipment:
 Machinery and equipment ...............................................................                  475                   361
 Furniture and fixtures ................................................................                  306                    79
 Leasehold improvements ................................................................                   13                     9
                                                                                                  -----------           -----------
                                                                                                          794                   449
Accumulated depreciation ...............................................................                 (436)                 (396)
                                                                                                  -----------           -----------
                                                                                                          358                    53

Deferred financing costs ...............................................................                 --                     128
Investment in affiliate ................................................................                 --                     819
Goodwill ...............................................................................                4,298                   208
Patents ................................................................................                3,027                  --
Other ..................................................................................                   36                  --
                                                                                                  -----------           -----------
                                                                                                  $    11,458           $     3,060
                                                                                                  ===========           ===========

Liabilities & Stockholders' Equity
Current Liabilities:
Bank debt ..............................................................................          $     1,033           $       300
Accounts payable .......................................................................                1,118                   187
Accrued liabilities ....................................................................                  723                   153
Dividends payable ......................................................................                   72                  --
Current portion of long-term debt ......................................................                 --                     152
                                                                                                  -----------           -----------
   Total current liabilities ...........................................................                2,946                   792
Convertible subordinated debentures ....................................................                 --                     720
Long-term debt .........................................................................                 --                     380

Stockholders' Equity:
Series A Convertible  Preferred  stock,  $.01 par value;  Authorized-
  1,000,000 shares; Outstanding - 3,000 shares
  in 1998 and none in 1997 .............................................................                2,387                  --
Common stock, $.10 par value; Authorized-
  20,000,000 shares; Outstanding - 7,058,136
  and 2,553,136 shares in 1998 and 1997, respectively ..................................                  705                   255
Additional paid-in capital .............................................................               12,643                 2,919
Retained deficit .......................................................................               (5,680)               (2,006)
Cumulative translation adjustment ......................................................                 (249)                 --
                                                                                                  -----------           -----------
                                                                                                        9,806                 1,168
Deferred compensation ..................................................................               (1,294)                 --
                                                                                                  -----------           -----------
           Total stockholder's equity ..................................................                8,512                 1,168
                                                                                                  -----------           -----------
                                                                                                  $    11,458           $     3,060
                                                                                                  ===========           ===========

                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Year Ended
                                                                           --------------------------------------------------------
                                                                           July 31, 1998      July 31, 1997           July 27, 1996
                                                                           -------------      -------------           -------------
                                                                                     (Thousands, except per share amounts)
Net sales .........................................................           $ 7,025            $ 2,309                 $ 3,337
Cost of goods sold ................................................             4,692              1,311                   1,652
                                                                              -------            -------                 -------
   Gross profit ...................................................             2,333                998                   1,685

Selling, general and administrative expenses ......................             5,581              1,657                   1,039
Research and development ..........................................               122                 85                     215
                                                                              -------            -------                 -------
   Total operating expenses .......................................             5,703              1,742                   1,254
                                                                              -------            -------                 -------


Operating income (loss) ...........................................            (3,370)              (744)                    431

Other income (expenses):
   Interest, net ..................................................              (186)              (125)                    (16)
   Undistributed earnings (loss) of affiliate .....................                56                (57)                     52
   Minority interest in affiliate .................................               (85)              --                      --
   Other ..........................................................               (89)              --                      --
                                                                              -------            -------                 -------
                                                                                 (304)              (182)                     36
                                                                              -------            -------                 -------

Income (loss) before provision for income taxes ...................            (3,674)              (926)                    467
Provision for income taxes ........................................              --                 --                        25
                                                                              -------            -------                 -------

Net income (loss) .................................................           $(3,674)           $  (926)                $   442
                                                                              =======            =======                 =======

Net income (loss) attributable
 to common stockholders* ..........................................           $(4,746)           $  (926)                $   442
                                                                              =======            =======                 =======

Net income (loss) per share,
 basic and diluted ................................................            $(1.01)           $  (.37)                $   .18
                                                                              =======            =======                 =======

*The year ended July 31, 1998 includes the impact of dividends on stock for (a) a non-cash, non-recurring beneficial conversion feature of $1,000,000; and (b) $72,000 of dividends on Preferred Stock.

                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE YEARS ENDED JULY 31, 1998, JULY 31, 1997 AND JULY 27, 1996
                                   (Thousands)

                                                 Series A Convertible
                                                   Preferred Stock         Common Stock
                                                 -------------------    -------------------  Additional              Cumulative
                                                              Book                            Paid-in     Retained  Translation
                                                  Shares     Value       Shares   Par Value   Capital     Deficit    Adjustment
                                                 --------   --------    --------  ---------   --------    --------   ----------
Balance at July 29, 1995 .....................       --     $   --         2,343   $    234   $  2,484    $ (1,522)       --

Investment in affiliate ......................       --         --           100         10        290        --          --
Exercise of stock options ....................       --         --            11          1          9        --          --
Net income ...................................       --         --          --         --         --           442        --
                                                 --------   --------    --------   --------   --------    --------    --------

Balance at July 27, 1996 .....................       --         --         2,454        245      2,783      (1,080)       --

Sale of capital stock ........................       --         --            48          5        139        --          --
Exercise of stock options, net ...............       --         --            51          5         (3)       --          --
Net loss .....................................       --         --          --         --         --          (926)       --
                                                 --------   --------    --------   --------   --------    --------    --------

Balance at July 31, 1997 .....................       --         --         2,553        255      2,919      (2,006)       --

Conversion of convertible debentures, net ....       --         --           720         72        625        --          --
Private placement of common stock, net .......       --         --         1,050        105        923        --          --
Issuance of common stock for investment in
affiliates, net ..............................       --         --           210         21        159        --          --
Issuance of common stock for acquisitions, net       --         --         1,350        135      5,490        --          --
Stock and warrants issued for services .......       --         --         1,000        100      1,480        --          --
Exercise of stock options ....................       --         --           175         17        158        --          --
Sale of convertible preferred stock and
  warrants ...................................          3      2,387        --         --          255        --          --
Dividend on convertible preferred stock ......       --         --          --         --          (72)       --          --
Conversion feature on convertible preferred
  stock ......................................       --       (1,000)       --         --        1,000        --          --
Dividend on beneficial conversion feature ....       --        1,000        --         --       (1,000)       --          --
Deferred compensation related to common
  stock options ..............................       --         --          --         --          706        --          --
Amortization of deferred compensation ........       --         --          --         --         --          --          --
Translation adjustment .......................       --         --          --         --         --          --          (249)
Net loss .....................................       --         --          --         --         --        (3,674)       --
                                                 --------   --------    --------   --------   --------    --------    --------
  Balance at July 31, 1998 ...................          3   $  2,387       7,058   $    705   $ 12,643    $ (5,680)   $   (249)
                                                 ========   ========    ========   ========   ========    ========    ========



                                                                 Total
                                                   Deferred   Stockholders'
                                                 Compensation   Equity
                                                 ------------ ---------
Balance at July 29, 1995 .....................        --        $1,196

Investment in affiliate ......................        --           300
Exercise of stock options ....................        --            10
Net income ...................................        --           442
                                                  --------    --------

Balance at July 27, 1996 .....................        --         1,948

Sale of capital stock ........................        --           144
Exercise of stock options, net ...............        --             2
Net loss .....................................        --          (926)
                                                  --------    --------

Balance at July 31, 1997 .....................        --         1,168

Conversion of convertible debentures, net ....        --           697
Private placement of common stock, net .......        --         1,028
Issuance of common stock for investment in
affiliates, net ..............................        --           180
Issuance of common stock for acquisitions, net        --         5,625
Stock and warrants issued for services .......      (1,580)       --
Exercise of stock options ....................        --           175
Sale of convertible preferred stock and
  warrants ...................................        --         2,642
Dividend on convertible preferred stock ......        --           (72)
Conversion feature on convertible preferred
  stock ......................................        --          --
Dividend on beneficial conversion feature ....        --          --
Deferred compensation related to common
  stock options ..............................        (706)       --
Amortization of deferred compensation ........         992         992
Translation adjustment .......................        --          (249)
Net loss .....................................        --        (3,674)
                                                  --------    --------
  Balance at July 31, 1998 ...................    $ (1,294)   $  8,512
                                                  ========    ========

                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                                      Year Ended
                                                                                --------------------------------------------------
                                                                                 July 31, 1998      July 31, 1997      July 27, 1996
                                                                                ---------------    ---------------    --------------
                                                                                                      (Thousands)
Operating activities:
Net income (loss) ...........................................................         $(3,674)         $  (926)         $   442
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
Depreciation and amortization ...............................................             269               42               38
Provision for doubtful accounts .............................................              --               (4)              --
Deferred compensation amortization ..........................................             992               --               --
Loss on sale of affiliate ...................................................              64               --               --
Undistributed earnings (loss) of affiliate ..................................             (56)              57              (52)
Minority interest ...........................................................              85               --               --
Other .......................................................................             (67)              38               --
Changes in operating assets and liabilities:
  Accounts receivable .......................................................             598               43             (274)
  Inventories, prepaid and other current assets .............................             (27)            (106)            (317)
  Accounts payable and accrued liabilities ..................................            (856)             (22)              49
                                                                                      -------          -------          -------

Net cash used in operating activities .......................................          (2,672)            (878)            (114)

Investing activities:
Investment in affiliates, net of cash acquired ..............................            (138)              --             (519)
Purchase of property and equipment, net .....................................            (188)             (39)             (22)
Acquisition of DDS and ESI, net of cash acquired ............................            (151)              --               --
Proceeds from sale of affiliate .............................................             247               --               --
                                                                                      -------          -------          -------

Net cash used in investing activities .......................................            (230)             (39)            (541)

Financing activities:
Principal payments on long-term debt ........................................            (532)            (129)             (43)
Proceeds (payments) from debt and bank lines of credit ......................             (97)             500              500
Issuance of common stock, net ...............................................           1,028              144               --
Proceeds from exercise of common stock options ..............................             175                2               10
Issuance of convertible preferred stock, net ................................           2,642               --               --
Issuance of convertible subordinated debt ...................................              --              720               --
Deferred financing costs ....................................................              --             (166)              --
                                                                                      -------          -------          -------
Net cash provided by financing activities ...................................           3,216            1,071              467
                                                                                      -------          -------          -------
Effect of exchange rate on cash .............................................            (389)              --               --
                                                                                      -------          -------          -------
Increase (decrease) in cash and cash equivalents ............................             (75)             154             (188)
Cash and cash equivalents, beginning of year ................................             471              317              505
                                                                                      -------          -------          -------
Cash and cash equivalents, end of year ......................................         $   396          $   471          $  (317
                                                                                      =======          =======          =======

Noncash transactions:
 Common stock issued for investment in affiliates ...........................              --               --          $   300
 Common stock and warrants issued for services ..............................         $ 1,580               --               --
 Conversion of convertible subordinated debt into common stock ..............         $   697               --               --
 Common stock issued in connection with acquisitions ........................         $ 5,805               --               --

                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description

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

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

Cash and Cash Equivalents

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

Goodwill and Patents

     Goodwill is the purchase price in excess of the fair value of net assets acquired at the Company's date of acquisition. Goodwill is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Amortization expense for the year ended 1998 was $112,000 and for 1997 and 1996 was $11,000. Accumulated amortization at July 31, 1998 and July 31, 1997 is $354,000 and $242,000, respectively.

     Patents are being amortized on a straight-line basis over 15 years, the remaining life of the patent. Amortization expense and accumulated amortization as of and for the year ended July 31, 1998 was $51,000.

     The Company continually assesses the recoverability of its goodwill and patents based on estimated future results of operations and undiscounted cash flows in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Based on the Company's assessment, there was no impairment in the carrying value of goodwill or its other long-lived assets at July 31, 1998 or 1997.

Research and Development

     Research and development costs are charged to operations as incurred.

Advertising Costs

     Costs associated with advertising products are expensed when incurred. Advertising expense was $440,000 in 1998. Such amounts were immaterial for 1997 and 1996.

Use of Estimates

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

Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Previously reported earnings per share ("EPS") have been restated to conform with SFAS No. 128. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for periods presented. Diluted EPS reflects the potential dilution that would occur if securities such as stock options were exercised.

Change in Year End

     The Company changed its year end to July 31 in 1997.

2. ACQUISITIONS:

     On April 30, 1998, the Company acquired all of the issued and outstanding capital stock of Dynamic Dental Systems, Inc. ("DDS"), pursuant to an Agreement and Plan of Merger, whereby DDS became a wholly-owned subsidiary of the Company. DDS was founded in 1997 and is a distributor of digital operator hardware, cosmetic- imaging software, intraoral dental camera systems and digital x-ray equipment. The total cost of acquisition was approximately $3.2 million consisting primarily of 750,000 shares of the Company's Common Stock, valued at an aggregate price of $3,000,000 and $225,000 in cash. The purchase price exceeded the fair value of net assets acquired by approximately $3.4 million, which is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, the operating results of DDS have been included in the Company's consolidated financial statements since the date of acquisition.

     On May 12, 1998, the Company acquired Equidyne Systems, Inc. ("ESI"). ESI was founded in 1990 and is engaged in the development of the INJEX(TM) needle-free drug injection delivery system, which is designed to eliminate the risks of contaminated needle stick accidents and the resulting cross contamination of hepatitis, HIV, and other diseases. The total cost of acquisition was approximately $2.6 million consisting of 600,000 shares of the Company's Common Stock. The acquisition has been accounted for as a purchase and, accordingly, the operating results of ESI have been included in the company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.0 million, which has been allocated to patents, is being amortized over 15 years, the remaining life of the patent.

     The  following  unaudited  proforma   consolidated   financial  results  of
operations assume the acquisitions of DDS, ESI and Rosch GmbH (See Note 4) occurred as of August 1, 1996:

                                           Year Ended               Year Ended
                                          July 31, 1998            July 31, 1997
                                          -------------            -------------
Net sales................................  $ 8,970,000              $ 6,176,000
Net loss.................................  $(3,813,000)             $(1,214,000)
Loss per share:
      Basic..............................  $      (.66)             $      (.30)
                                           ===========              ===========
      Diluted............................  $      (.66)             $      (.30)
                                           ===========              ===========

3. INVENTORIES:

     Inventories consist of the following at:

                                 July 31, 1998                  July 31, 1997
                                 -------------                  -------------

Raw materials                       $291,000                       $264,000
Work-in-process                       29,000                         31,000
Finished goods                     1,631,000                       $180,000
                                  ----------                       --------
                                  $1,951,000                       $475,000
                                  ==========                       ========

4.         INVESTMENT IN AFFILIATE:

     In January 1996, the Company invested $819,000, which investment consisted of $519,000 of cash and 100,000 shares of the Company's common stock, for a fifty percent interest in Rosch GmbH Medizintechnik ("Rosch GmbH"). The 100,000 shares were valued at $3.00 per share, which represented the fair market value of the stock at the time the agreement was reached. This investment was previously being accounted for by the Company under the equity method of accounting. Rosch GmbH is a marketing and distribution company based in Berlin, Germany specializing in the distribution of healthcare products, including the Company's products, to primary care physicians throughout Europe. Substantially all of the Company's foreign and export sales are conducted through Rosch GmbH. In January 1996, Rosch GmbH sold its exclusive distributorship rights for a manufacturer's ear, nose, and throat ("ENT") line of products in order to concentrate on the Company's products as well as other healthcare products.

     The Company changed its method of accounting for Rosch GmbH from the equity method to a consolidated basis on August 11, 1997 based upon the Company's determination that it had reached the definition of control of Rosch GmbH as of August 11, 1997 under generally accepted accounting principles. The Company's determination of control of Rosch GmbH was based primarily upon the successful completion of negotiations with the remaining owner to acquire effective voting control. For the first quarterly period ended October 31, 1997, the Company continued to recognize earnings of Rosch GmbH up to its 50% ownership share. On December 18, 1997, the Company closed on the purchase of the remaining 50% of the outstanding capital stock of Rosch GmbH, for $50,000 plus 105,000 shares of Common Stock, pursuant to a Stock Purchase Option Agreement, dated as of November 1, 1997. As a result of this transaction, the Company recognized 100% of all activity of Rosch GmbH for the second quarterly period ended January 31, 1998, and thereafter.

     Accounts receivable recorded in the Company's balance sheet as of July 31, 1997 represent receivables arising through the normal course of business. The balance consists primarily of sales of the Company's audiometric products to Rosch GmbH. Intercompany profits relating to sales of the Company's products to Rosch GmbH were eliminated based on the Company's 50% equity ownership of Rosch GmbH at that time.

     The following is summarized unaudited financial information of Rosch GmbH.

                                        Year Ended              Year Ended
                                       July 31, 1998           July 31, 1997
                                       -------------           -------------

Sales..................................  $5,400,000             $3,920,000
Gross profit...........................   1,631,000              1,340,000
Net income (loss)......................    (381,000)               (58,000)
Current assets.........................   2,267,000              2,435,000
Non-current assets.....................     258,000                211,000
Current liabilities....................   1,907,000              1,687,000
Non-current liabilities................      --                    737,000

     In December 1997, the Company invested $255,000, consisting of $150,000 of cash and 105,000 shares of its Common Stock for a 45% interest in Meditronic Medizinelektronik GmbH ("Meditronic GmbH"), pursuant to a Stock Purchase Option Agreement, dated November 1, 1997. The shares were valued at $1.00 per share, which represented the fair market value of the Common Stock on the date of acquisition. Meditronic GmbH is a development and manufacturing company, specializing in the manufacture of medical camera systems. Substantially all of Meditronic GmbH's sales are to Rosch GmbH. The Company accounted for its investment in Meditronic GmbH under the equity method until July 1998 when the Company sold its interest in Meditronic GmbH for approximately $250,000 which resulted in a loss of $64,000. The Company continues to act as the exclusive distributor for Meditronic GmbH's products.

5. DEBT

     In connection with the acquisition of Rosch GmbH, the Company has revolving lines of credit from several German-based banks. These lines of credit bear interest rates ranging from 8.125% to 9.0%. As of July 31, 1998, there was $368,000 outstanding under these revolving lines of credit.

     The Company also has Term Loans with German-based banks. The first loan is payable in equal monthly installments through June 1999. Interest is 5.875% per annum and as of July 31, 1998, there was $202,000 outstanding under this loan. The second loan is payable in its entirety on February 15, 1999. Interest is 5.7% per annum and as of July 31, 1998, there was $393,000 outstanding under this loan.

     As of July 31, 1997, there was $532,000 outstanding under two separate Term Loans and $300,000 outstanding under a revolving line of credit from the Company's prior bank. During 1998, these balances were repaid and the loan agreements were terminated as of July 31, 1998.

     Borrowings under these outstanding loans are collateralized by essentially all of the assets of the Company.

6. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

     Earnings per share, basic and diluted, were computed using weighted average shares outstanding of, 4,687,707 for 1998, 2,510,296 for 1997 and 2,493,854 for
the year ended July 27, 1996. Dilutive securities were not included in the calculation of diluted weighted average shares due to their anti-dilutive effect.

7. INCOME TAXES:

     The Company's deferred tax assets (which result primarily from net operating loss carryforwards and accrued expenses) as of July 31, 1998 and July 31, 1997 were $1,217,000 and $561,000, respectively. SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists and therefore has maintained a valuation allowance of $1,217,000 and $561,000 as of July 31, 1998 and July 31, 1997,
respectively. As of July 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of $3,175,000 that expire from 2004 to 2018.

     The net provision for income taxes for the years ended July 31, 1998, July 31, 1997 and July 27, 1996 of $-0-, $-0-, and $25,000, respectively, are comprised entirely of currently payable state income taxes. There was no current Federal income tax provision due to the utilization of net operating loss carryforwards. Approximately $-0-, $-0- and $511,000 of the Federal net operating loss carryforward was utilized during the years ended July 31, 1998, July 31, 1997 and July 27, 1996, respectively.

     Significant components of the Company's deferred tax assets are as follows:

                                                        1998             1997
                                                    ----------------------------
Deferred tax assets:
     Net operating loss carryforwards               $ 1,079,000       $ 437,000
     Accrued expenses                                    90,000          67,000
     Inventory                                           32,000          24,000
     Other                                                3,000          16,000
     Reserves                                            13,000          17,000
                                                    ----------------------------
       Total deferred tax assets                      1,217,000         561,000
     Valuation allowance for deferred tax assets     (1,217,000)       (561,000)
                                                    ----------------------------
Net deferred tax assets                             $       -0-       $     -0-
                                                    ============================

A reconciliation of income taxes computed at the federal statutory rates to income tax expense is as follows:

                                                 1998                             1997                              1996
                                   -------------------------------------------------------------------------------------------------
                                        Amount             Percent       Amount            Percent       Amount              Percent
                                   -------------------------------------------------------------------------------------------------
Tax (Benefit) at
Federal Statutory Rates              $(1,050,000)            (34%)    $  (315,000)            (34%)    $   159,000              34%
State Income Taxes,
Net of Federal Tax
Benefit                                     --              --               --              --             17,000               4
Change in Valuation
Reserve                                  656,000              21          313,000              34         (122,000)            (26)
Goodwill Amortization                     57,000               2           13,000               1            4,000               1
Deferred
Compensation                             336,000              11             --              --               --              --
Other                                      1,000            --            (11,000)             (1)         (33,000)             (7)
                                   -------------------------------------------------------------------------------------------------
    Total                                    $--               0%     $      --                 0%     $    25,000               6%
                                   =================================================================================================

8. EQUITY:

     Conversion of Debentures. As of November 3, 1997, the Company issued an aggregate of 720,000 shares of its Common Stock upon the conversion of $720,000 principal amount of its 14% Convertible Subordinated Debentures due October 31, 1999 (the "Debentures"). This represented the entire issue of Debentures. The Company had reduced the conversion price of the Debentures to $1.00 per share from $3.75 per share, effective October 17, 1997 through October 27, 1997, in connection with October 1997 amendments to arrangements with Citizens Bank New Hampshire pursuant to a Forbearance and Workout Agreement and its efforts to obtain additional equity capital.

     Private Placement of Common Stock. As of November 26, 1997, the Company closed a private placement of 1,050,000 shares of Common Stock, at a price of $1.00 per share, or an aggregate purchase price of $1,050,000 to a group of "accredited investors," as such term is defined in Regulation D under the Securities Act. The Company used $150,000 of the placement proceeds to repay portions of its indebtedness to Citizens Bank, and used the balance of the proceeds for working capital, including increasing its ownership interest in Rosch GmbH.

     Effective February 1998, the Company retained Liviakis Financial Communications, Inc. ("LFC") as a financial consultant for a term of one year for a fee of 1,000,000 shares of the Company's Common Stock, valued at $1.00 per share, the fair market value, and warrants for an additional 1,000,000 shares of Common Stock exercisable at $1.00 per share for four years. The fair value of the 1,000,000 warrants was determined to be $580,000 through the application of the Black-Scholes method. Consulting expense of $1,580,000 for the common stock and warrants issued is being recognized ratably over the one year term of the agreement. LFC would receive a finder's fee equal to 2.5% of the gross funding of any debt or equity placement and 2% of the gross consideration on any acquisition for which LFC acts as a finder for the Company.

     Preferred Stock. During May 1998, the Company closed the placement of three tranches of 1,000 shares each of Series A Convertible Preferred Stock, $.01 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") at a purchase price of $1,000 per share or an aggregate purchase price of $3 million, pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), among the Company, West End Capital LLC ("West End") and the Purchaser. As part of its entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the "Registration Agreement") and a Warrant Agreement. Concurrently with the closing for the first tranche of Series A Preferred Stock, the Company issued warrants under the Warrant Agreement (the "Warrants") to West End for the purchase of 50,000 shares of the Company's Common Stock at an exercise price of $4.80 per share, subject to customary anti-dilution provisions, expiring on May 5, 2002. The Company also issued warrants for the purchase of 30,000 shares of Common Stock to the placement agent, exercisable at $4.40 per share for three years. On the date of issuance, the Company determined these warrants had a value of $255,000.

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

     The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, and provides for an annual dividend equal to 5% of the liquidation preference, which may be paid at the election of the Company in cash or shares of its Common Stock. The annual dividend rate was increased to 12% as of June 5, 1998 because the Company did not file the Registration Statement covering the Common Stock underlying the Series A Preferred Stock within 30 days of the initial closing. The Registration Statement was filed on July 10, 1998, but has not yet been declared effective. The rate has increased to 18% and will remain at such rate until the effective date of the Registration Statement, when the dividend rate would return to 5%.

     The conversion discount of the preferred stock is considered to be an additional preferred stock dividend. The maximum discount available of $1,000,000 was initially recorded as a reduction of preferred stock and an increase to additional paid-in capital. As the preferred stock was immediately convertible upon issuance, the Company then recognized additional dividends, by recording a charge to income available to common stockholders.

     Stock Options. In 1997, the Company granted certain directors and officers of the Company options to purchase 480,000 shares under separate option agreements. The options were granted at the fair market value of the Company's Common Stock on the date of grant. The options vest over four years and expire ten years from the date of grant.

     In October 1996, the Company's stockholders approved the 1996 Stock Option Plan providing for the issuance of up to 300,000 shares of the Company's Common Stock. The plan is administered by the Board of Directors or an Option Committee. Options granted under this Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of all the options cannot be less than the fair market value at the date of grant.

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

                             1998                   1997                  1996
                           -----------------------------------------------------

Expected life (years)           4                    4.7                     4
Interest rate                   6%                     6%                    6%
Volatility                   1.15                   1.15                  1.13
Dividend yield                0.0%                   0.0%                  0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because FAS 123 is applicable only to options granted subsequent to July 29, 1995, its pro forma effect will not be fully reflected until fiscal year 1999. The Company's pro forma information is as follows:

                                             1998            1997         1996
                                        ----------------------------------------

Pro forma net income (loss)              $(5,497,682)    $(1,238,759)   $429,134
Pro forma net income (loss per share)    $     (1.17)    $     (0.49)   $   0.17

Option activity for the years ended 1998, 1997 and 1996 is summarized below:

                                              1998                              1997                            1996
                                    ------------------------------------------------------------------------------------------------

                                                     Weighted                           Weighted                         Weighted
                                                     Average                            Average                          Average
                                                     Exercise                           Exercise                         Exercise
                                    Shares            Price            Shares            Price            Shares          Price
                                    ------------------------------------------------------------------------------------------------
Outstanding at beginning of year       403,333          $3.23             133,333          $1.58         131,000            $0.93
  Granted                            1,866,300           1.55             480,000           3.36          13,000             7.50
  Expired or canceled                 (320,000)          3.09            (136,000)          3.45              --               --
  Exercised                           (175,000)          1.00             (74,000)          0.66         (11,000)            0.94
                                      --------                           --------                        -------

Outstanding at end of year           1,774,633           1.71             403,333           3.23         133,000             1.58
                                     =========                           ========                        =======

Exercisable at end of year           1,494,133           1.63             111,000           3.11         107,000             0.87
                                     =========                           ========                        =======

Available for future grants             20,000                            240,000                         10,000
                                     =========                           ========                        =======

Weighted-average fair value of
options granted during year                             $8.20                              $2.54                            $4.52

The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 1998:

                             Options Outstanding                             Options Exercisable
                             -------------------                             -------------------

                                              Weighted
                                               Average          Weighted                               Weighted
                                              Remaining         Average                                Average
   Range of                  Number          Contractual        Exercise           Number              Exercise
Exercise Prices           Outstanding           Life             Price           Exercisable            Price
---------------------------------------------------------------------------------------------------------------
 $1.00 - $1.50             1,338,000           4 years           $1.01            1,214,500             $1.01
 $3.00 - $4.38               423,300           5 years           $3.72              266,300             $4.14
         $7.50                13,333            1 year           $7.50               13,333             $7.50
                           ---------                                              ---------
                           1,774,633                                              1,494,133
                           =========                                              =========

10. COMMITMENTS:

     The Company leases its corporate offices and audiometric operations under a 36-month operating lease beginning in May 1998. Prior to that time, the Company had leased facilities on a month-to month basis. Rent expenses for the year ended July 31, 1998 was $33,000 and for the years ended July 31, 1997 and July 27, 1996 was $15,500 and $13,500 respectively.

     Rosch GmbH leases its administrative and sales offices under a 60-month lease expiring in May 2002. Rent expense for the year ended July 31, 1998 was $105,000.


11. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:

     The Company's primary customers are in the medical field. At July 31, 1998 and July 31, 1997, substantially all accounts receivable balances are concentrated in this industry. The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without regard to collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.


12. BUSINESS SEGMENT AND FOREIGN OPERATIONS:

The Company operates in one business segment - the sale of medical equipment.

The Company's foreign operations are subject to certain economic and regulatory risks and uncertainties specific to Germany and the European geographic region. Such risks and uncertainties could disrupt the Company's foreign operations and have a material impact on the Company's financial results.

Transfers to affiliates are made at prices above the Company's cost and include charges for freight and handling.

                                           Domestic               German
                                          Operations            Operations            Elimination         Consolidated
                                         ------------------------------------------------------------------------------

Year ended July 31, 1998:                                                  (Thousands)

 Net sales                                  $2,155                $4,870                                      $7,025
 Transfers between
  geographic areas                             131                   530                  (661)                   --
                                         ---------------------------------------------------------------------------
Net sales                                    2,286                 5,400                  (661)                7,025
Loss from operations                        (2,989)                 (381)                                     (3,370)
Assets                                      $8,933                $2,525                                     $11,458

Prior to the acquisition and consolidation of Rosch GmbH in fiscal year 1998, the Company did not conduct any significant business in foreign countries.

13. GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $3,674,000 and $926,000 for the years ended July 31, 1998 and 1997, respectively. This and other factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain profitability. The Company continues to pursue strategies to improve the profitability of its current product lines, and is actively pursuing additional debt and equity financing.

14. SUBSEQUENT EVENTS

     On October 26, 1998, the Company entered into a letter of intent to acquire Score International, Inc. ("SCI") for $1.7 million, consisting of $1,450,000 payable in shares of the Company's Common Stock, to be valued as provided for in a definitive acquisition agreement and $250,000 in cash. SCI is a developer and distributor of dental office products, primarily a patented high-speed handpiece repair system. The transaction is subject to negotiation and execution of a definitive acquisition agreement and fulfillment of customary closing conditions. This letter of intent may be terminated by either party, if by the close of business on December 31, 1998, a definitive acquisition agreement shall not have been executed.

15. YEAR 2000 (UNAUDITED)

     The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant and expects the transition to be fully completed by the third quarter of Fiscal 1999. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based upon available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. Management also believes the total cost of addressing the Year 2000 issue will not have a material impact on the Company's financial position.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the directors
and  executive  officers  of  the  Company  and  significant   officers  of  its
subsidiaries as of November 30, 1998.

                                   MANAGEMENT

                                                                              Year Became
     Name                   Age           Position with the Company             Director
     ----                   ---           -------------------------             --------
Thomas A. Slamecka          57       Chairman of the Board and Director           1996

Michael T. Pieniazek        40       President, Chief Financial Officer,           N/A
                                     Treasurer and Secretary

Blake C. Davenport          31       Director                                     1997

Ronald S. Newbower          54       Director                                     1998

Andy Rosch                  38       Director and General Manager of Rosch        1997
                                     GmbH

Marcus R. Rowan             37       Director                                     1996

     The terms of the Board of Directors will expire at the next annual meeting of stockholders. The Company's officers are elected by the Board of Directors and hold office at the will of the Board.

     Thomas A. Slamecka has been Chairman of the Board for the Company since February 1997, and a director of the Company since October 1996. Mr. Slamecka was President of the ConAgra Poultry Company, Inc., Duluth, Georgia, from 1995 to February 1997, and from 1990 to 1994, he was President and Chief Executive Officer of CEEC Inc., Atlanta, Georgia.

     Michael T. Pieniazek has been President of the Company since April 1997 and Chief Financial Officer and Treasurer since July 1995, and Secretary since January 1996. From 1987 to 1995, Mr. Pieniazek served in various executive positions, the last having been Executive Vice President and Chief Financial Officer, for Organogenesis Inc., a Massachusetts-based, biotechnology company. From 1980 to 1987, Mr. Pieniazek was an auditor with Coopers & Lybrand LLP.

     Blake C. Davenport has been a director of the Company since December 1997. For more than the past five years, he has been the President and owner of Davenport Interests, Inc., a private investment company.

     Dr. Ronald S. Newbower has been a director of the Company since August 1998. He has been Senior Vice President for Research and Technology of the Massachusetts General Hospital since 1994 and Vice President for Research Management of Partners HealthCare since 1997. He has been an Associate Professor at Harvard-MIT Division of Health Sciences and Technology and at Harvard Medical School for more than the past ten years. He received a Ph.D. from Harvard University in 1971 in solid state physics. He serves as a director of Protocol Systems, Inc.

     Andy Rosch has been a director of the Company since December 1997 and General Manager of Rosch GmbH since July 1990.

     Marcus R. Rowan has been a director of the Company since October 1996. For more than the past five years he has been President of Berkshire Interests, Inc., Dallas, Texas, which specializes in commercial real estate and investments.

     There is no family relationship among the directors or executive officers of the Company.

Compliance with Certain Reporting Requirements

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers, directors and 10% shareholders of the Company report to the SEC the ownership and purchase or sale of the equity securities of the Company. Based on the Company's records, the Company believes that its officers, directors and 10% shareholders were in compliance with Section 16(a) for fiscal 1998.

Director Compensation

     In October 1996, the Company granted each director an option under the 1996 Stock Option Plan for 10,000 shares of Common Stock exercisable at $4.38 per share vesting after one year and terminating no later than five years from grant. Upon Dr. Newbower becoming a director, he received an option to purchase 10,000 shares and also received an option for 5,000 for agreeing to serve as Chairman of the Company's Scientific Advisory Board, which options are exercisable at a price of $3.00 per share, vesting on August 1, 1999 and exercisable for five years.

     Non-employee directors are each paid $1,000 per board meeting attended plus travel expenses, and $500 per meeting for participating in telephonic board meetings.

Committees

     The only Board Committee is an Audit Committee consisting of Messrs. Davenport and Rowan. The Audit Committee has general responsibility for oversight of financial controls and for accounting and audit activities of the Company.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation for the fiscal year ended July 31, 1998 of the executive officers whose compensation exceeded $100,000 and of all executive officers as a group for services rendered to the Company.

CASH COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                            Fiscal                                                   # Options           Long Term
Name and Principal Position                  Year                Salary             Bonus             Granted              Awards
------------------------------------------------------------------------------------------------------------------------------------
     Thomas A. Slamecka                      1998               $100,000             --               318,550               --
          Chairman
------------------------------------------------------------------------------------------------------------------------------------
     Michael Pieniazek                       1998               $125,000             --               402,750               --
     President and CFO
------------------------------------------------------------------------------------------------------------------------------------
                                             1997               $113,000             --                 --                  --
------------------------------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises for the Fiscal Year Ended July 31, 1998 and FY-End Option Values

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Value of
                                                                                             Number of               Unexercised
                                                                                            Unexercised              In-the-Money
                                                                                           Options at FY-            Options at FY-
                                                                                              End (#)                  End ($)
------------------------------------------------------------------------------------------------------------------------------------
                                      Shares Acquired            Value Realized            Exercisable/             Exercisable/
             Name                     on Exercise (#)                 ($)                  Unexercisable            Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Thomas A. Slamecka                        100,000                   12,500                   528,550/0               1,080,750/0
------------------------------------------------------------------------------------------------------------------------------------
Michael T. Pieniazek                       50,000                    6,250                   382,750/0                799,061/0
------------------------------------------------------------------------------------------------------------------------------------

Employment Agreements

     As of January 1, 1998, the Company entered into an Employment Agreement with Thomas A. Slamecka to serve as Chairman of the Board for an initial term terminating on March 15, 2001, subject to annual renewals, and his February 1997 Employment Agreement was terminated. Mr. Slamecka receives an annual base salary of $52,000 through July 31, 1998 and thereafter at $100,000, plus a profits bonus equal to 10% of the amount that consolidated net after-tax operating profits exceeds $500,000, provided for such year the Company earns a 12% return on its Common Stock equity, and may also receive a supplemental bonus. The Employment Agreement also provided for the grant of options to him for the purchase of 400,000 shares of Common Stock at $1.00 per share, which was the fair market value of the Company's Common Stock on the date of grant, vesting immediately as to 212,500 shares and the balance vesting at 46,875 shares per month through May 1998. The Company is to issue 100,000 shares of Common Stock to Mr. Slamecka if during the term of his employment the closing price for the Common Stock is at least $20 per share for a period of three consecutive trading days. Further, the Employment Agreement provides that if the Company issues any shares of Common Stock (other than pursuant to compensation or employee benefit plans) it will grant to Mr. Slamecka additional options to purchase shares equal to 9.3% of the outstanding Common Stock at a purchase price equal to the per share price of the shares issued by the Company (but not less than $1.00 per share). In calculating Mr. Slamecka's ownership for purposes of such 9.3% level, unvested options held by him and shares sold by him during the initial term of the Employment Agreement would be included in such calculation. In addition, the Company agreed to make available certain loans to Mr. Slamecka, see ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     As of January 1, 1998, the Company entered into an Employment Agreement with Michael T. Pieniazek to serve as President for an initial term terminating on December 31, 2001, subject to automatic renewal for consecutive one-year terms unless terminated not less than 60 days prior to end of any term. Mr. Pieniazek receives an annual base salary of $125,000 and a discretionary bonus. The Agreement also provided for the grant of options to Mr. Pieniazek to purchase 250,000 shares of Common Stock at $1.00 per share, which was the fair market value of the Company's Common Stock on the date of grant, vesting immediately as to 150,000 shares, vesting ratably over the succeeding seven months as to the balance, and for the Company to issue 50,000 shares of Common Stock to Mr. Pieniazek if during the term of his employment the closing price for the Common Stock is at least $20 per share for three consecutive trading days. In addition, the Employment Agreement provides that if the Company issues any shares of Common Stock (other than pursuant to compensation or employee benefit plans) it will grant to Mr. Pieniazek additional options to purchase shares in amount equal to 6.5% of such issuance. In calculating Mr. Pieniazek's ownership for purposes of such 6.5% level, unvested options held by him and shares sold by him during the term of the Employment Agreement would be included in such calculation.

     The Employment Agreements of Messrs. Slamecka and Pieniazek provide for lump sum payments equal to 2.99 times the current base salary, plus continuation of health benefits for 12 months, upon a change of control of the Company. A change of control of the Company would include a person or group becoming the beneficial owner of 20% of the voting power of the Company's securities or individuals who are current directors of the Company, or successors chosen by them, cease to constitute a majority of the whole Board of Directors. In the event the amount payable upon a change of control would result in the application of an excise tax under Section 4999 of Internal Revenue Code of 1986, as amended, the payment would be made over such period of time in order not to cause the application of such excise tax.

     On May 5, 1998, upon the closing of the DDS Merger, DDS entered into an Employment Agreement with Mr. Rhodes pursuant to which he will serve as President of DDS for an initial term of three years at an annual base salary of $125,000. Mr. Rhodes was also granted stock options to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, vested as of May 5, 1998, and stock options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, vesting as of November 1, 2000, all such stock options expire in May 2003.

     On May 12, 1998, upon the closing of the ESI Merger, ESI entered into Employment Agreements with Lawrence Petersen and Richard Battelle. Mr. Petersen is to serve as President of ESI for an initial term of three and one-half years at an annual salary of $125,000. Mr. Petersen was also granted stock options to purchase an aggregate of 100,000 shares of the Company's Common Stock, 50,000 of such options at an exercise price of $1.00 per share, with 5,000 of such options immediately vested and 45,000 of such options to vest ratably over the term of the Employment Agreement, and the remaining 50,000 of such options at an exercise price of $3.00 per share, with 5,000 of such options immediately vested and 45,000 of such options to vest ratably over the term of the Employment Agreement. Mr. Battelle is to serve as Director of Finance and Administration of ESI for an initial term of one year at an annual salary of $60,000, and was also granted stock options to purchase an aggregate of 40,000 shares of the Company's Common Stock, 20,000 of such options at an exercise price of $1.00 per share to vest ratably over the term of the Employment Agreement, and the remaining 20,000 of such options at an exercise price of $3.00 per share to vest ratably over the term of the Employment Agreement. All such stock options granted to Mr. Petersen and Mr. Battelle expire in May 2003.

     On December 18, 1997, upon the closing of the purchase by the Company of the remaining 50% of the outstanding capital stock of Rosch GmbH, Rosch GmbH entered into an amendment to the employment agreement for Andy Rosch pursuant to which he serves as Managing Director of Rosch GmbH. Under the agreement, as amended, Mr. Rosch is to serve as Managing Director of Rosch GmbH for an initial term of three years, terminating on December 31, 2000, and automatically renewable for one-year terms thereafter unless either party gives notice of an intention not to renew not less than three months prior to the end of any term. Mr. Rosch is to receive an annual base salary of 200,000 DM and an annual cash bonus equal to 1% of net sales of Rosch GmbH, but not to exceed the amount of his base salary.

Stock Options

     In 1995, the Company granted an option to an officer to purchase a total of 30,000 shares of the Company's Common Stock at an exercise price of $1.41, which was the fair market value on the date of grant. There remains outstanding an option for 30,000 shares which is exercisable and expires no later than four years from the date of grant.

     In May 1996, the Company granted to a consultant an option to purchase a total of 13,333 shares of the Company's Common Stock at $7.50 per share, which was the fair market value on the date of grant. The option is exercisable and expires no later than three years from the date of grant.

     In October 1996, the Company's stockholders approved the 1996 Stock Option Plan (the "Option Plan") providing for the issuance of up to 300,000 shares of the Company's Common Stock. The Option Plan is administered by the Board of Directors or an Option Committee. Options granted under this Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of all the option cannot be less than the fair market value at the date of grant. At July 31, 1998, options for an aggregate of 280,000 shares were granted, of which options for 75,000 shares were exercised and options for 205,000 remaining outstanding at an exercise price of $1.00 per share and expiring from January 2002 to February 2002.

     Pursuant to Employment Agreements with Messrs. Slamecka, Pieniazek, Rhodes, Petersen and Battelle, the Company has granted stock options to such persons and in the cases of Messrs. Slamecka and Pieniazek is obligated to grant additional options upon certain issuances of Common Stock. See "Employment Agreements" herein.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth information as of September 30, 1998 concerning (i) persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and executive officer of the Company listed in the compensation table and (iii) by all directors and executive officers as a group. Note: stock options and warrants are considered presently exercisable if exercisable within 60 days of September 1998.

-----------------------------------------------------------------------------------------------------------------
                                                                                  Amount &
                                                                                  Nature of
  Name and Address of                                                            Beneficial             Percent
   Beneficial Owner                            Status                             Ownership             of Class

-----------------------------------------------------------------------------------------------------------------
Liviakis Financial                          Stockholder                         1,500,000 shs(1)          19.3%
Communications, Inc.
2420 K Street
Sacramento, California  95816
-----------------------------------------------------------------------------------------------------------------
Thomas A. Slamecka*                         Director and Chairman                 834,550 shs(2)          11.0%

-----------------------------------------------------------------------------------------------------------------
Jubilee Investors LLC                       Stockholder                         1,085,003 shs(3)          13.3%
c/o West End Capital LLC
One World Trade Center
Suite 4563
New York, New York  10048
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Robert B. Prag                              Stockholder                           500,000 shs(4)           6.9%
2420 K Street
Sacramento, California  95816

-----------------------------------------------------------------------------------------------------------------
Marcus R. Rowan*                            Director                              340,000 shs(5)           4.6%

-----------------------------------------------------------------------------------------------------------------
Michael T. Pieniazek*                       President and CFO                     434,750 shs(6)           5.9%

-----------------------------------------------------------------------------------------------------------------
Andy Rosch*                                 Director                              310,000 shs              4.4%

-----------------------------------------------------------------------------------------------------------------
Blake C. Davenport*                         Director                               70,000 shs(7)           1.0%

-----------------------------------------------------------------------------------------------------------------
Dr. Ronald S. Newbower*                     Director                                  -0-                   --

-----------------------------------------------------------------------------------------------------------------
All Executive Officers and
Directors as a
Group (6 persons)                                                               1,989,300 shs(8)          23.9%
-----------------------------------------------------------------------------------------------------------------

-------------

1)   Includes presently exercisable warrants for 750,000 shares.

2)   Includes presently exercisable options for 528,550 shares.

3) Represents an estimate of the total number of shares which Jubilee Investors LLC would receive upon conversion of its 3,000 shares of Series A Preferred Stock.

4)   Includes presently exercisable warrants for 250,000 shares.

5) Includes presently exercisable options for 310,000 shares. Represents shares owned directly by Mr. Rowan and his IRA and Keogh account.

6)   Includes presently exercisable options for 382,750 shares.

7)   Includes presently exercisable warrants to purchase 50,000 shares.

8)   See Notes 2, 5, 6 and 7.

* The address of the persons listed above is c/o American Electromedics Corp., 13 Columbia Drive, Suite 5, Amherst, New Hampshire 03031.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of July 31, 1998, the Company had loaned Thomas A. Slamecka, Chairman of the Board, an aggregate of $141,600 pursuant to his Employment Agreement. The Employment Agreement provided that the Company make available to Mr. Slamecka a loan in the amount of $8,333.33 each month during the initial term of such Agreement, which is through March 15, 2001. The loans bear interest at 7% per annum and mature on the earliest of (i) March 2002, (ii) two years after termination of the Employment Agreement other than termination for cause by the Company or (iii) upon the Company terminating the Agreement for cause; provided that the loan would be forgiven (A) if Mr. Slamecka remains in the employ throughout the initial term, (B) the Company terminates the Agreement other than for cause, or (C) upon acquisition or change of control of the Company. Mr. Slamecka has the election to repay the loans either in cash or in securities of the Company.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number               Description of Exhibit
-------------------------------------------

3.1.1 Certificate of Incorporation of the Company (filed as Exhibit 3(a)(1) to Registration No. 2-71775, and incorporated herein by reference).

3.1.2 Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on January 27, 1987 (filed as Exhibit 3(a)(2) to the Company's Form 10-Q for the fiscal quarter ended January 31, 1987, and incorporated herein by reference).

3.1.3 Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 9, 1990 (filed as Exhibit 3(a)(3) to the Company's Form 10-K for the fiscal year ended July 28, 1990, and incorporated herein by reference).

3.1.4 Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 7, 1996 (filed as Exhibit 3.1.4 to the Company's Form 10-KSB for the fiscal year ended July 31, 1997, and incorporated herein by reference).

3.1.5 Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State on May 4, 1998 (filed as
          Exhibit 2.1 to the Company's Form 8-K for an event of May 5, 1998 (the "May 1998 Form 8-K"), and incorporated herein by reference).

3.1.6 Certificate of Designations of Series A Convertible Preferred Stock of the Company (filed with the Secretary of State of Delaware on May 5, 1998, filed as Exhibit 2.2 to the May 1998 Form 8-K, and incorporated herein by reference).

3.2 By-Laws of the Company (filed as Exhibit 3(b) to Registration No. 2-71775, and incorporated herein by reference).

3.3 Amendments to the By-Laws of the Company (filed as Exhibit 3(c) to the Company's 1990 Form 10-K and incorporated herein by reference).

4.1 Form of Common Stock Certificate (filed as Exhibit 4 to Registration No. 2071775 and incorporated herein by reference).

10.1 Commercial Lease, dated March 23, 1998, by and between Mareld Company, Inc. and the Company (filed as Exhibit 10.1 to Registration No. 333-58937 and incorporated herein by reference).

10.2.1 1983 Incentive Stock Option Plan (filed as Exhibit A to the Company's Information Statement, and incorporated herein by reference).

10.2.2    Form of 1983  Incentive  Stock  Option  Certificate  (filed as Exhibit
          (10)-12 to the Company's Form 10-K for the fiscal year ended July 28, 1984 ["1984 Form 10-K"] and incorporated herein by reference).

10.3.1 1983 Non-Qualified Stock Option Plan (filed as Exhibit B to the Company's 1983 Information Statement, and incorporated herein by reference).

10.3.2    Form of 1983 Non-Qualified  Stock Option Certificate (filed as Exhibit
          (10)-13 to the Company's 1984 Form 10-K, and incorporated herein by reference).

10.4 1996 Stock Option Plan (filed as Exhibit A to the Company's 1996 Proxy Statement, and incorporated herein by reference).

10.5 Form of Employment Agreement, dated as of July, 31, 1995, between the Company and Noel A. Wren (filed as Exhibit 10.5 to the Company's Form 10-KSB for the fiscal year ended July 29, 1995 (the "1995 Form 10-KSB"), and incorporated herein by reference).

10.6 Consulting Agreement, dated as of March 24, 1995, between the Company and Alan Gelband Company, Inc. (filed as Exhibit 10.6 to the Company's 1995 Form 10-KSB, and incorporated herein by reference).

10.7 Stock Purchase Agreement, dated January 11, 1996, between the Company and Andy Rosch (filed as Exhibit 1 to the Company's Form 8-K for an event of January 11, 1996, and incorporated herein by reference).

10.8.1 Loan Agreement, dated October 4, 1996, between the Company and Citizens Bank New Hampshire (the "Bank") (filed as Exhibit 10.9.1 to the Company's Form 10-KSB for the fiscal year ended July 27, 1996 (the "1996 Form 10-KSB") and incorporated herein by reference).

10.8.2 Security Agreement, dated October 4, 1996, between the Company and the Bank (filed as Exhibit 10.9.2 to the Company's 1996 form 10-KSB, and incorporated herein by reference).

10.8.3 Revolving Line of Credit Promissory Note, dated October 4, 1996, from the Company to the Bank (filed as Exhibit 10.9.3 to the Company's 1996 Form 10-KSB, and incorporated herein by reference).

10.8.4 Term Promissory Note, dated October 4, 1996, from the Company to the Bank (filed as Exhibit 10.9.4 to the Company's 1996 Form 10-KSB, and incorporated herein by reference).

10.9 Form of 14% Convertible Subordinated Debenture, due October 31, 1999 (filed as Exhibit 4 to the Company's Form 8-K for an event of October 25, 1996, and incorporated herein by reference).

10.10 Amended Employment Agreement, dated as of January 1, 1998, between the Company and Thomas A. Slamecka (filed as Exhibit 10.10 to Registration No. 333-58937 and incorporated herein by reference).

10.11 Employment Agreement, dated January 1, 1998, between the Company and Michael T. Pieniazek (filed as Exhibit 10.11 to Registration No. 333-58937 and incorporated herein by reference).

10.12 Forbearance and Workout Agreement, dated October 28, 1997, between Registrant and the Bank (filed as Exhibit 10.12 to Registrant's Form 10-KSB for the fiscal year ended July 31, 1997 ["1997 Form 10-K"] and incorporated herein by reference).

10.13 Standstill Agreement, dated October 1, 1997, between Registrant and Alan Gelband (filed as Exhibit 10.13 to the Company's 1997 Form 10-KSB and incorporated herein by reference).

10.14     Contract of  Employment  between  Rosch GmbH  Medizintechnik  and Andy
          Rosch   effective   January  1,  1996  (filed  as  Exhibit   10.14  to
          Registration No. 333-58937 and incorporated herein by reference).

10.15 Agreement and Plan of Merger, dated as of April 30, 1998, among the Company, DDS Acquisition Corporation, Dynamic Dental Systems, Inc. ("DDS") and others (without Exhibits or Schedules thereto) (filed as Exhibit 2.3 to the May 1998 Form 8-K and incorporated herein by reference).

10.16 Certificate of Merger between DDS Acquisition Corporation and DDS, filed with the Secretary of State of Delaware on May 5, 1998 (filed as Exhibit 2.4 to the May 1998 Form 8-K and incorporated herein by reference).

10.17 Agreement and Plan of Merger, dated as of March 27, 1998, among the Company, ESI Acquisition Corporation and Equidyne Systems Inc. ("ESI") (incorporated by reference to Exhibit 2 to the Company's Form 8-K for an event of March 27, 1998).

10.18 Employment Agreement, dated as of April 30, 1998, by and between Dental Dynamic Systems, Inc. and Henry J. Rhodes (filed as Exhibit 2.8 to the May 1998 Form 8-K and incorporated herein by reference).

10.19 Employment Agreement, dated as of May 11, 1998, by and between Equidyne Systems, Inc. and Lawrence Petersen (filed as Exhibit 2.9 to the May 1998 Form 8-K and incorporated herein by reference).

10.20 Securities Purchase Agreement, dated as of May 5, 1998, among the Company, West End Capital LLC and the Purchaser listed therein (filed as Exhibit 10.1 to the May 1998 Form 8-K and incorporated herein by reference).

10.21 Form of Warrant issued to West End Capital LLC (filed as Exhibit 10.2 to the May 1998 Form 8-K and incorporated herein by reference).

10.22 Registration Rights Agreement, dated as of May 5, 1998, among the Company, West End Capital LLC and the Purchaser listed therein (filed as Exhibit 10.3 to the May 1998 Form 8-K and incorporated herein by reference).

10.23 Stock Purchase Option Agreement, dated November 1, 1997, between the Company and Andy Rosch (without exhibits) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10- QSB for the period ended October 31, 1997 and incorporated herein by reference).

10.24 Consulting Agreement, dated February 19, 1998, between the Company and Liviakis Financial. Communications, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 and incorporated herein by reference).

10.25 Form of Stock Purchase Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed to report an event of November 26, 1997 and incorporated herein by reference).

21. List of subsidiaries (filed as Exhibit 21 to Registration No. 333-58937 and incorporated herein by reference).

23*       Consent of Ernst & Young LLP.

27*       Financial data schedule.

(b)       Reports on Form 8-K: None

-------------------------
*         Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    AMERICAN ELECTROMEDICS CORP.


                                                    By: /s/ Thomas A. Slamecka
                                                        ------------------------
Dated:  December 23, 1998                               Thomas A. Slamecka,
                                                        Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                           Title                             Date
               ---------                           -----                             ----
(1) Principal Executive Officer

/s/ Thomas A. Slamecka                      Chairman of the Board              December 23, 1998
------------------------------------
        Thomas A. Slamecka

(2) Principal Financial Officer

/s/ Michael T. Pieniazek                    President and Chief Financial      December 23, 1998
------------------------------------        Officer
       Michael T. Pieniazek

(3) Board of Directors

/s/ Blake C. Davenport                      Director                           December 23, 1998
------------------------------------
        Blake C. Davenport

                                            Director                            December , 1998
------------------------------------
        Ronald S. Newbower

/s/ Andy Rosch                              Director                           December 23, 1998
------------------------------------
           Andy Rosch

/s/ Marcus R. Rowan                         Director                           December 23, 1998
------------------------------------
        Marcus R. Rowan

                                  Exhibit Index

Exhibit    Description
-------    -----------


  23      Consent of Ernst & Young LLP

  27      Financial data schedule