Form 10QSB
period 1998-10-31
AMERICAN ELECTROMEDICS CORP
filed 1999-01-06
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            Commission File Number
       OCTOBER 31, 1998                                           0-9922
       ----------------                                           ------



                          AMERICAN ELECTROMEDICS CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                DELAWARE                                        04-2608713
---------------------------------------------              ---------------------
(State or Other Jurisdiction of Incorporation              (IRS Employer ID No.)
             or Organization)

            13 COLUMBIA DRIVE, SUITE 5, AMHERST, NEW HAMPSHIRE 03031
--------------------------------------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)


          Issuer's telephone number, including area code: 603-880-6300

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                     --------------------------------------
                                (Title of Class)



Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES _X_ NO___


As of December 13, 1998, there were outstanding 7,071,136 shares of the Issuer's Common Stock, $.10 par value.

                          AMERICAN ELECTROMEDICS CORP.


                                      Index
                                      -----


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

       Consolidated Balance Sheets, October 31, 1998 and
         July 31, 1998.....................................................  3

       Consolidated Statements of Operations for the Three
         Months Ended October 31, 1998 and October 31, 1997................  4

       Consolidated Statements of Cash Flows for the Three
         Months Ended October 31, 1998 and October 31, 1997................  5

       Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation.........  7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 7

Item 6. Exhibits and Reports on Form 8-K.................................... 7

SIGNATURES.................................................................  8

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        OCTOBER 31,     JULY 31,
                                                           1998          1998
                                                         --------      --------
                                                       (Unaudited)
                                                              (Thousands)
Assets
Current Assets:
Cash and cash equivalents ..........................     $    181      $    396
Accounts receivable ................................        1,454         1,169
Inventories ........................................        2,346         1,951
Prepaid and other current assets ...................          342           223
                                                         --------      --------
  Total current assets .............................        4,323         3,739

Property and equipment .............................          838           794
Accumulated depreciation ...........................         (451)         (436)
                                                         --------      --------
                                                              387           358
Goodwill ...........................................        4,240         4,298
Patents ............................................        2,984         3,027
Other ..............................................           27            36
                                                         --------      --------
                                                         $ 11,961      $ 11,458
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable ...................................     $  1,877      $  1,118
Bank debt ..........................................        1,791         1,033
Accrued liabilities ................................          538           723
Dividends payable ..................................          189            72
                                                         --------      --------
  Total current liabilities ........................        4,395         2,946

Stockholders' equity:
Series A Convertible Preferred stock, $.01 par
value;  Authorized - 1,000,000 shares;
Outstanding - 3,000 shares .........................        2,387         2,387
Common stock, $.10 par value; Authorized
- 20,000,000 shares; Outstanding - 7,071,136
shares at October 31, 1998 and 7,058,136
shares at July 31, 1998 ............................          707           705
Additional paid-in capital .........................       12,460        12,643
Retained deficit ...................................       (6,966)       (5,680)
Cumulative translation adjustment ..................         (161)         (249)
                                                         --------      --------
                                                            8,427         9,806

Deferred compensation ..............................         (861)       (1,294)
                                                         --------      --------
  Total stockholders' equity .......................        7,566         8,512
                                                         --------      --------
                                                         $ 11,961      $ 11,458
                                                         ========      ========

                             SEE ACCOMPANYING NOTES.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          THREE MONTHS ENDED
                                                     ---------------------------
                                                     OCTOBER 31,    OCTOBER  31,
                                                        1998            1997
                                                     -----------    ------------
                                                         (Thousands, except
                                                          per share amounts)


Net sales ........................................   $     2,150    $     1,830
Cost of goods sold ...............................         1,263          1,058
                                                     -----------    -----------
Gross profit .....................................           887            772

Selling, general and administrative ..............         1,922            687
Research and development .........................           128           --
                                                     -----------    -----------
  Total operating expenses .......................         2,050            687
                                                     -----------    -----------

Operating income (loss) ..........................        (1,163)            85

Other income (expenses):
  Interest, net ..................................           (17)           (78)
  Minority interest in affiliate .................          --              (85)
  Other ..........................................          (106)            58
                                                     -----------    -----------
                                                            (123)          (105)

Loss before provision for income taxes ...........        (1,286)           (20)
                                                     -----------    -----------
Net loss .........................................   $    (1,286)   $       (20)
                                                     ===========    ===========

Net loss attributable to common stockholders* ....   $    (1,403)   $       (20)
                                                     ===========    ===========

Weighted average number of common and
  common equivalent shares outstanding ...........     7,064,636      2,553,136
                                                     ===========    ===========

Net loss per share, basic and diluted ............   $      (.20)   $      (.01)
                                                     ===========    ===========




                             See accompanying notes.

* The quarter ended October 31, 1998 includes the impact of $117,000 of dividends on Preferred Stock.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                         OCTOBER 31, OCTOBER 31,
                                                            1998        1997
                                                         ----------- -----------
                                                              (THOUSANDS)

OPERATING ACTIVITIES:
Net loss ...............................................   $(1,286)   $   (20)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ........................       132         49
  Deferred compensation amortization ...................       432       --
  Minority interest in affiliate .......................      --           85
  Other ................................................      --           62
  Changes in operating assets and liabilities:
    Accounts receivable ................................      (206)       187
    Inventories, prepaid and other current assets ......      (402)       (88)
    Accounts payable and accrued liabilities ...........       532       (385)
                                                           -------    -------
  Net cash used in operating activities ................      (798)      (110)

INVESTING ACTIVITIES:
Purchase of property and equipment, net ................       (36)       (13)
                                                           -------    -------
Net cash used in investing activities ..................       (36)       (13)

FINANCING ACTIVITIES:
Principal payments on long-term debt ...................      --          (62)
Net proceeds from bank debt ............................       682       --
Issuance of common stock, net ..........................       (79)      --
Proceeds from exercise of stock options ................        15       --
                                                           -------    -------
  Net cash provided by (used in) financing activities ..       618        (62)
                                                           -------    -------

Effect of exchange rate changes on cash and cash
equivalents ............................................         1          3
                                                           -------    -------
Decrease in cash and cash equivalents ..................      (215)      (182)
Cash and cash equivalents, beginning of period .........       396        471
                                                           -------    -------
Cash and cash equivalents, end of period ...............   $   181    $   289
                                                           =======    =======




                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1998.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of Rosch GmbH to October 31, 1998 have been reported separately as a component of stockholders equity.

The aggregate transaction gains and losses are insignificant.

2.   DEBT

In September 1998, the Company entered into a $500,000 line of credit with Guardian Financial Services, Inc. (owned by an officer of the Company). This line of credit bears an interest rate of 10% per annum. As of October 31, 1998, $75,000 was outstanding under this line of credit, which is collateralized essentially by all of the assets of the Company including an assignment of patents and trademarks.

In September 1998, the Company also entered into a Term Loan in an amount of $600,000 due on November 25, 1998. Interest is 10% per annum, and as of October 31, 1998, there was $600,000 outstanding under this loan, which is collateralized by essentially all of the assets of the Company.

3.   ACQUISITIONS

On April 30, 1998, the Company acquired all of the issued and outstanding capital stock of Dynamic Dental Systems, Inc. ("DDS"), pursuant to an Agreement and Plan of Merger, whereby DDS became a wholly-owned subsidiary of the Company. DDS was founded in 1997 and is a distributor of digital operator hardware, cosmetic-imaging software, intraoral dental camera systems and digital x-ray equipment. The total cost of acquisition was approximately $3.2 million consisting primarily of 750,000 shares of the Company's Common Stock, valued at an aggregate price of $3,000,000 and $225,000 in cash. The purchase price exceeded the fair value of net assets acquired by approximately $3.4 million, which is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, the operating results of DDS have been included in the Company's consolidated financial statements since the date of acquisition.

On May 12, 1998, the Company acquired Equidyne Systems, Inc. ("ESI"). ESI was founded in 1990 and is engaged in the development of the INJEX(TM) needle-free drug injection delivery system, which is designated to eliminate the risks of contaminated needle stick accidents and the resulting cross contamination of hepatitis, HIV, and other diseases. The total cost of acquisition was approximately $2.6 million consisting of 600,000 shares of the Company's Common Stock. The acquisition has been accounted for as a purchase and, accordingly, the operating results of ESI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.0 million, which has been allocated to patents, is being amortized over 15 years, the remaining life of the patent.

The following unaudited proforma consolidated financial results of operations for the quarter ended October 31, 1997 assume the acquisitions of DDS and ESI occurred as of August 1, 1997.

Net sales ...............................................           $ 2,228,000
Net loss ................................................              (185,000)
Loss per share; basic and diluted .......................                  (.05)

4.   YEAR 2000

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net sales for the three month period ended October 31, 1998 were $2,150,000, compared to $1,830,000 for the three month period ended October 31, 1997. The increase in sales in fiscal 1999 was attributable to incremental sales of the intraoral dental camera system by the Company's new acquisition, Dynamic Dental Systems, Inc.

Cost of sales for the three month periods ended October 31, 1998 and October 31, 1997 were 58.7% and 57.8% of net sales, respectively.

Selling, general and administrative expenses for the three month period ended October 31, 1998 were $1,922,000, compared to $687,000 for the comparable prior year period. The increase reflects increased marketing and promotional activity and increased corporate activity as a result of aggressive corporate development activity and retention of senior level executives. The increase also includes
$433,000 of amortization of deferred compensation for consultants and for options granted in connection with the acquisition of DDS and ESI.

Net loss for the three month period ended October 31, 1998 was $1,286,000, compared to a net loss of $20,000, for the same period in the prior fiscal year. The increase in net loss is the result of increased sales offset by higher selling general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital of the Company at October 31, 1998 was $(72,000), compared to $793,000 at fiscal year ended July 31, 1998. The decrease of $865,000 reflects primarily the net effect of operating losses.

The Company has incurred net losses of $3,674,000 for the year ended July 31, 1998 and $1,286,000 for the three month period ended October 31, 1998. This and other factors, such as working capital needed for the Company's operations, requires additional funding beyond that which the Company currently has available.

The Company therefore will need to immediately raise additional capital. The Company is seeking additional capital through equity and/or debt placements or secured financing; however, no assurance can be given that such financing arrangements would be successfully completed immediately and, if so, on terms not dilutive to existing stockholders.

As a result of the foregoing, substantial doubt exists about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


PART II. - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarterly period ended October 31, 1998.

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

                                             AMERICAN ELECTROMEDICS CORP.
                                             ----------------------------


/s/ Thomas A. Slamecka                       Dated:   January 4, 1999
------------------------
Thomas A. Slamecka
Chairman of the Board


/s/ Michael T. Pieniazek                     Dated:   January 4, 1999
------------------------
Michael T. Pieniazek
President and
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                Description
-------                -----------
  27                   Financial Data Schedule