Form 10KSB/A
period 1998-07-31
AMERICAN ELECTROMEDICS CORP
filed 1999-02-26
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A1


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended July 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

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

     The Company has not yet begun manufacturing the INJEX(TM) System for commercial distribution. Pre-production aluminum injectors and reset boxes were built for FDA testing and limited clinical trials, internal testing and inspection and for marketing demonstrations and evaluations. The Company expects the finished product to be made of a combination of anodized aluminum and stainless steel metal parts. Prototypes will be built from automated drawings prior to making a commitment to molds. The injector has three molded parts and the reset box has four molded parts.

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


-----------------------------------------------------------------------------------------------
 Fiscal Period                 Fiscal Year Ended 7/31/98           Fiscal Year Ended 7/31/97
-----------------------------------------------------------------------------------------------
                               High                  Low           High                   Low
-----------------------------------------------------------------------------------------------
 First Quarter                 $1.88                $1.00          $5.16                 $3.13
-----------------------------------------------------------------------------------------------
Second Quarter                  1.50                  .66           4.38                  1.88
-----------------------------------------------------------------------------------------------
 Third Quarter                  4.94                  .88           3.75                  1.38
-----------------------------------------------------------------------------------------------
Fourth Quarter                  4.81                 3.19           1.63                   .84
-----------------------------------------------------------------------------------------------

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

SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------

Summary of Operations             7/31/98(1)     7/31/97        7/27/96       7/29/95       7/30/94

---------------------------------------------------------------------------------------------------
Net sales                          $7,025          $2,309        $3,337        $2,443        $1,965
---------------------------------------------------------------------------------------------------
Income (loss) before
 provision for income taxes        (3,674)          (926)           467           184            61
---------------------------------------------------------------------------------------------------
Net income (loss)                  (3,674)          (926)           442           172            57
---------------------------------------------------------------------------------------------------
Net income (loss) per share         (1.01)          (.37)           .18           .08           .03
---------------------------------------------------------------------------------------------------
Weighted average
 common & equivalent
 shares                         4,687,707      2,510,296      2,493,854     2,238,483     1,833,666
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------

Financial Position                7/31/98        7/31/97        7/27/96       7/29/95       7/30/94

---------------------------------------------------------------------------------------------------
Total assets                      $11,458         $3,060         $2,771        $1,513          $899
---------------------------------------------------------------------------------------------------
Working capital                       793          1,060            906           915           485
---------------------------------------------------------------------------------------------------
Long-term debt                         --          1,100             94            --             4
---------------------------------------------------------------------------------------------------
Stockholder's equity                8,512          1,168          1,948         1,196           771
---------------------------------------------------------------------------------------------------

Note: In thousands, except for share and per share amounts.



1. The 7/31/98 amounts include amounts for Rosch GmbH (changed from equity method of accounting to consolidated basis effective 8/11/97) and amounts for Dynamic Dental Systems, Inc. and Equidine Systems, Inc., acquired on April 30, 1998 and May 12, 1998, respectively, as follows (in thousands):

------------------------------------------------------------------------------------------------

                                                              Dynamic Dental        Equidine
Summary of Operations:                      Rosch GmbH         Systems, Inc.       Systems, Inc.

------------------------------------------------------------------------------------------------
Net Sales                                    $5,400               $571                 $0
------------------------------------------------------------------------------------------------
Income (loss) before                           (381)              (243)              (200)
provision for income taxes
------------------------------------------------------------------------------------------------
Net income (loss)                              (381)              (243)              (200)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Financial Position:
------------------------------------------------------------------------------------------------
Total assets                                 $2,525               $319               $155
------------------------------------------------------------------------------------------------
Working capital (deficit)                       360                (94)                (4)
------------------------------------------------------------------------------------------------
Long-term debt                                    0                  0                  0
------------------------------------------------------------------------------------------------
Stockholder's equity (deficit)                 (499)              (477)              (477)
------------------------------------------------------------------------------------------------


Year 2000


     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.



     Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completely timely, the Year 2000 Issue could have a material impact on the operations of the Company.



     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has substantially completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant information technology systems will be affected, including its financial information system which includes its general ledger, accounts payable, billing and inventory systems. The assessment was also undertaken on the Company's products, which are also at risk, as they utilize software and hardware (embedded chips) as well. However, based on its review of its product line, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. The Company's manufacturing processes consist principally of unautomated assembly of components manufactured by outside third-parties. The Company has begun to gather information about the Year 2000 compliance status of its significant suppliers, and will take appropriate steps to monitor their compliance on an ongoing basis.



     Regarding its information technology exposures, the Company utilizes an unmodified off-the-shelf software package, which is not year 2000 compliant. The Company has confirmed with its software vendor that a year 2000- compliant upgrade is readily available and anticipates purchasing this upgrade during its third fiscal quarter, which ends on April 30, 1999. The upgrade would provide full year 2000 compliance with respect to its financial information systems, and as the new software will also be an unmodified off-the-shelf package, testing to ensure Year 2000 compliance will not be necessary. Implementation will take place as early as possible following the purchase of the system, and is expected to be completed no later than June 30, 1999.



     The Company does not presently maintain direct interfaces with any third-party vendors. The Company has made various queries of its significant suppliers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of assuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.



     The total cost of the Company's Year 2000 project is estimated at $25,000, which will be funded through operating cash flows. To date, the Company has not incurred any direct costs related to its Year 2000 project. The project costs will consist principally of the cost of new software, which will be capitalized.



     Management of the Company believes it has an effective plan in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 project. In the event that the Company does not complete any additional phases, the Company could be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.



     The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 project. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

Item 7.  CONSOLIDATED FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                           Page

Report of Ernst & Young LLP, Independent Auditors............................16


Consolidated Balance Sheets at July 31, 1998 and 1997........................17


Consolidated Statements of Operations for the Years Ended
  July 31, 1998 and 1997, and July 27, 1996..................................18


Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended July 31, 1998 and 1997,
  and July 27, 1996..........................................................19

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1998 and 1997, and July 27, 1996..................................20


Notes to Consolidated Financial Statements...................................21

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


                                                       /s/ ERNST & YOUNG LLP


Manchester, New Hampshire
December 21, 1998

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       July 31, 1998  July 31, 1997
                                                                       -------------  -------------
                                                                                (Thousands)
Assets
Current Assets:
Cash and cash equivalents ...........................................   $       396    $     0,471
Accounts receivable, net of allowance of $13,000 and
 $7,000 in 1998 and 1997, respectively:
  Trade .............................................................         1,169            283
  Affiliate .........................................................          --              379
                                                                        -----------    -----------

                                                                              1,169            662

Inventories .........................................................         1,951            475
Prepaid and other current assets ....................................           223            244
                                                                        -----------    -----------

         Total current assets .......................................         3,739          1,852

Property and Equipment:
 Machinery and equipment ............................................           475            361
 Furniture and fixtures .............................................           306             79
 Leasehold improvements .............................................            13              9
                                                                        -----------    -----------

                                                                                794            449
Accumulated depreciation ............................................          (436)          (396)
                                                                        -----------    -----------

                                                                                358             53

Deferred financing costs ............................................          --              128
Investment in affiliate .............................................          --              819
Goodwill ............................................................         4,298            208
Patents .............................................................         3,027           --
Other ...............................................................            36           --
                                                                        -----------    -----------

                                                                        $    11,458    $     3,060
                                                                        ===========    ===========

Liabilities & Stockholders' Equity
Current Liabilities:
Bank debt ...........................................................   $     1,033    $       300
Accounts payable ....................................................         1,118            187
Accrued liabilities .................................................           723            153
Dividends payable ...................................................            72           --
Current portion of long-term debt ...................................          --              152
                                                                        -----------    -----------

   Total current liabilities ........................................         2,946            792

Convertible subordinated debentures .................................          --              720
Long-term debt ......................................................          --              380

Stockholders' Equity:
Series A Convertible  Preferred  stock,  $.01 par value;  Authorized-
  1,000,000 shares; Outstanding - 3,000 shares
  in 1998 and none in 1997 ..........................................         2,387           --
Common stock, $.10 par value; Authorized-
  20,000,000 shares; Outstanding - 7,058,136
  and 2,553,136 shares in 1998 and 1997, respectively ...............           705            255
Additional paid-in capital ..........................................        12,643          2,919
Retained deficit ....................................................        (5,680)        (2,006)
Cumulative translation adjustment ...................................          (249)          --
                                                                        -----------    -----------

                                                                              9,806          1,168
Deferred compensation ...............................................        (1,294)          --
                                                                        -----------    -----------

         Total stockholder's equity .................................         8,512          1,168
                                                                        -----------    -----------

                                                                        $    11,458    $     3,060
                                                                        ===========    ===========


                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended
                                                     ---------------------------------------------
                                                     July 31, 1998   July 31, 1997   July 27, 1996
                                                     -------------   -------------   -------------
                                                         (Thousands, except per share amounts)

Net sales .....................................        $ 7,025         $ 2,309         $ 3,337
Cost of goods sold ............................          4,692           1,311           1,652
                                                       -------         -------         -------

   Gross profit ...............................          2,333             998           1,685

Selling, general and administrative expenses ..          5,581           1,657           1,039
Research and development ......................            122              85             215
                                                       -------         -------         -------

   Total operating expenses ...................          5,703           1,742           1,254
                                                       -------         -------         -------


Operating income (loss) .......................         (3,370)           (744)            431

Other income (expenses):
   Interest, net ..............................           (186)           (125)            (16)
   Undistributed earnings (loss) of affiliate .             56             (57)             52
   Minority interest in affiliate .............            (85)           --              --
   Other ......................................            (89)           --              --
                                                       -------         -------         -------

                                                          (304)           (182)             36
                                                       -------         -------         -------


Income (loss) before provision for income taxes         (3,674)           (926)            467
Provision for income taxes ....................           --              --                25
                                                       -------         -------         -------


Net income (loss) .............................        $(3,674)        $  (926)        $   442
                                                       =======         =======         =======

Net income (loss) attributable
 to common stockholders* ......................        $(4,746)        $  (926)        $   442
                                                       =======         =======         =======

Net income (loss) per share,
 basic and diluted ............................        $ (1.01)        $  (.37)        $   .18
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
                                   (Thousands)


                                                   Series A Convertible
                                                      Preferred Stock             Common Stock
                                                   ---------------------      ------------ --------     Additional
                                                                  Book                                   Paid-in
                                                     Shares      Value         Shares      Par Value     Capital
                                                   --------     --------      --------     ---------    ----------

Balance at July 29, 1995 .....................         --       $   --           2,343     $    234     $  2,484

Investment in affiliate ......................         --           --             100           10          290
Exercise of stock options ....................         --           --              11            1            9
Net income
                                                       --           --            --           --           --
                                                   --------     --------      --------     --------     --------

Balance at July 27, 1996 .....................         --           --           2,454          245        2,783

Sale of capital stock ........................         --           --              48            5          139
Exercise of stock options, net ...............         --           --              51            5           (3)
Net loss
                                                       --           --            --           --           --
                                                   --------     --------      --------     --------     --------

Balance at July 31, 1997 .....................         --           --           2,553          255        2,919

Conversion of convertible debentures, net ....         --           --             720           72          625
Private placement of common stock, net .......         --           --           1,050          105          923
Issuance of common stock for investment in
affiliates, net ..............................         --           --             210           21          159
Issuance of common stock for acquisitions, net         --           --           1,350          135        5,490
Stock and warrants issued for services .......         --           --           1,000          100        1,480
Exercise of stock options ....................         --           --             175           17          158
Sale of convertible preferred stock and
  warrants ...................................            3        2,387          --           --            255
Dividend on convertible preferred stock ......         --           --            --           --            (72)
Conversion feature on convertible preferred
  stock ......................................         --         (1,000)         --           --          1,000
Dividend on beneficial conversion feature ....         --          1,000          --           --         (1,000)
Deferred compensation related to common
  stock options ..............................         --           --            --           --            706
Amortization of deferred compensation ........         --           --            --           --           --
Translation adjustment .......................         --           --            --           --           --
Net loss
                                                       --           --            --           --           --
                                                   --------     --------      --------     --------     --------
  Balance at July 31, 1998 ...................            3     $  2,387         7,058     $    705     $ 12,643
                                                   ========     ========      ========     ========     ========


                                                                       Cumulative                         Total
                                                      Retained        Translation       Deferred       Stockholders'
                                                       Deficit         Adjustment     Compensation        Equity
                                                      --------        -----------     ------------     -------------
Balance at July 29, 1995 .....................        $ (1,522)            --               --           $  1,196

Investment in affiliate ......................            --               --               --                300
Exercise of stock options ....................            --               --               --                 10
Net income
                                                           442             --               --                442
                                                      --------         --------         --------         --------

Balance at July 27, 1996 .....................          (1,080)            --               --              1,948

Sale of capital stock ........................            --                                --                144
Exercise of stock options, net ...............            --                                --                  2
Net loss
                                                          (926)            --               --               (926)
                                                      --------         --------         --------         --------

Balance at July 31, 1997 .....................          (2,006)                             --              1,168

Conversion of convertible debentures, net ....            --               --               --                697
Private placement of common stock, net .......            --               --               --              1,028
Issuance of common stock for investment in
affiliates, net ..............................            --               --               --                180
Issuance of common stock for acquisitions, net            --               --               --              5,625
Stock and warrants issued for services .......            --               --             (1,580)            --
Exercise of stock options ....................            --               --               --                175
Sale of convertible preferred stock and
  warrants ...................................            --               --               --              2,642
Dividend on convertible preferred stock ......            --               --               --                (72)
Conversion feature on convertible preferred
  stock ......................................            --               --               --               --
Dividend on beneficial conversion feature ....            --               --               --               --
Deferred compensation related to common
  stock options ..............................            --               --               (706)            --
Amortization of deferred compensation ........            --               --                992              992
Translation adjustment .......................            --               (249)            --               (249)
Net loss
                                                        (3,674)            --               --             (3,674)
                                                      --------         --------         --------         --------
  Balance at July 31, 1998 ...................        $ (5,680)        $   (249)        $ (1,294)        $  8,512
                                                      ========         ========         ========         ========



                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                              Year Ended
                                                                   ----------------------------------
                                                                   July 31,     July 31,     July 27,
                                                                     1998         1997         1996
                                                                   --------     --------     --------
                                                                              (Thousands)
Operating activities:
Net income (loss) ............................................     $(3,674)     $  (926)     $   442
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
Depreciation and amortization ................................         269           42           38
Provision for doubtful accounts ..............................          --           (4)          --
Deferred compensation amortization ...........................         992           --           --
Loss on sale of affiliate ....................................          64           --           --
Undistributed earnings (loss) of affiliate ...................         (56)          57          (52)
Minority interest ............................................          85           --           --
Other ........................................................         (67)          38           --
Changes in operating assets and liabilities:
  Accounts receivable ........................................         598           43         (274)
  Inventories, prepaid and other current assets ..............         (27)        (106)        (317)
  Accounts payable and accrued liabilities ...................        (856)         (22)          49
                                                                   -------      -------      -------

Net cash used in operating activities ........................      (2,672)        (878)        (114)

Investing activities:
Investment in affiliates, net of cash acquired ...............        (138)          --         (519)
Purchase of property and equipment, net ......................        (188)         (39)         (22)
Acquisition of DDS and ESI, net of cash acquired .............        (151)          --           --
Proceeds from sale of affiliate ..............................         247           --           --
                                                                   -------      -------      -------

Net cash used in investing activities ........................        (230)         (39)        (541)

Financing activities:
Principal payments on long-term debt .........................        (532)        (129)         (43)
Proceeds (payments) from debt and bank lines of credit .......         (97)         500          500
Issuance of common stock, net ................................       1,028          144           --
Proceeds from exercise of common stock options ...............         175            2           10
Issuance of convertible preferred stock, net .................       2,642           --           --
Issuance of convertible subordinated debt ....................          --          720           --
Deferred financing costs .....................................          --         (166)          --
                                                                   -------      -------      -------

Net cash provided by financing activities ....................       3,216        1,071          467
                                                                   -------      -------      -------

Effect of exchange rate on cash ..............................        (389)          --           --
                                                                   -------      -------      -------

Increase (decrease) in cash and cash equivalents .............         (75)         154         (188)
Cash and cash equivalents, beginning of year .................         471          317          505
                                                                   -------      -------      -------

Cash and cash equivalents, end of year .......................     $   396      $   471      $   317
                                                                   =======      =======      =======

Noncash transactions:
 Common stock issued for investment in affiliates ............          --           --      $   300
 Common stock and warrants issued for services ...............     $ 1,580           --           --
 Conversion of convertible subordinated debt into common stock     $   697           --           --
 Common stock issued in connection with acquisitions .........     $ 5,805           --           --


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

     The  following  unaudited  proforma   consolidated   financial  results  of
operations assume the acquisitions of DDS, ESI and Rosch GmbH (See Note 4) occurred as of August 1, 1996:

                                              Year Ended         Year Ended
                                             July 31, 1998      July 31, 1997
                                             -------------      -------------

     Net sales ........................      $   8,970,000      $   6,176,000
     Net loss .........................      $  (3,813,000)     $  (1,214,000)
     Loss per share:
              Basic ...................      $        (.66)     $        (.30)
                                             =============      =============
              Diluted .................      $        (.66)     $        (.30)
                                             =============      =============


3.   INVENTORIES:

     Inventories consist of the following at:

                                     July 31, 1998        July 31, 1997
                                     -------------        -------------

         Raw materials                 $  291,000           $  264,000
         Work-in-process                   29,000               31,000
         Finished goods                 1,631,000           $  180,000
                                       ----------           ----------
                                       $1,951,000           $  475,000
                                       ==========           ==========


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

     The following is summarized unaudited financial information of Rosch GmbH.

                                     Year Ended               Year Ended
                                    July 31, 1998            July 31, 1997
                                    -------------            -------------

     Sales                          $ 5,400,000              $ 3,920,000
     Gross profit                     1,631,000                1,340,000
     Net income (loss)                 (381,000)                 (58,000)
     Current assets                   2,267,000                2,435,000
     Non-current assets                 258,000                  211,000
     Current liabilities              1,907,000                1,687,000
     Non-current liabilities              --                     737,000


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

     The Company also has Term Loans with German-based banks. The first loan is payable in equal monthly installments through June 1999. Interest is 5.875% per annum, and as of July 31, 1998, there was $202,000 outstanding under this loan. The second loan is payable in its entirety on February 15, 1999. Interest is 5.7% per annum and as of July 31, 1998, there was $393,000 outstanding under this loan.

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

     Significant components of the Company's deferred tax assets are as follows:

                                                           1998         1997
                                                       -------------------------
Deferred tax assets:
         Net operating loss carryforwards              $ 1,079,000  $   437,000
         Accrued expenses                                   90,000       67,000
         Inventory                                          32,000       24,000
         Other                                               3,000       16,000
         Reserves                                           13,000       17,000
                                                       -------------------------
           Total deferred tax assets                     1,217,000      561,000
         Valuation allowance for deferred tax assets    (1,217,000)    (561,000)
                                                       -------------------------
Net deferred tax assets                                       $-0-         $-0-
                                                       =========================

A reconciliation of income taxes computed at the federal statutory rates to income tax expense is as follows:


                                                1998                                   1997                            1996
                                     ----------------------------------------------------------------------------------------------
                                        Amount        Percent                 Amount         Percent           Amount        Percent
                                     ----------------------------------------------------------------------------------------------
Tax (Benefit) at
Federal Statutory Rates              $(1,050,000)       (34%)              $  (315,000)       (34%)         $   159,000         34%
State Income Taxes,
Net of Federal Tax
Benefit                                       --         --                         --         --                17,000          4
Change in Valuation
Reserve                                  656,000         21                    313,000         34              (122,000)       (26)
Goodwill Amortization                     57,000          2                     13,000          1                 4,000          1
Deferred
Compensation                             336,000         11                         --         --                    --         --
Other                                      1,000         --                    (11,000)        (1)              (33,000)        (7)
                                     ----------------------------------------------------------------------------------------------
    Total                            $        --          0%               $        --          0%          $    25,000          6%
                                     ==============================================================================================


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

                                             1998       1997       1996
                                          --------------------------------

Expected life (years)                           4        4.7          4
Interest rate                                   6%         6%         6%
Volatility                                   1.15       1.15       1.13
Dividend yield                                0.0%       0.0%       0.0%


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because FAS 123 is applicable only to options granted subsequent to July 29, 1995, its pro forma effect will not be fully reflected until fiscal year 1999. The Company's pro forma information is as follows:


                                            1998           1997          1996
                                        ---------------------------------------

Pro forma net income (loss)             $(5,497,682)   $(1,238,759)   $429,134
Pro forma net income (loss per share)   $     (1.17)   $     (0.49)   $    .17


Option activity for the years ended 1998, 1997 and 1996 is summarized below:

                                                       1998                             1997                           1996
                                    -------------------------------------------------------------------------------------------

                                                     Weighted                         Weighted                       Weighted
                                                     Average                          Average                        Average
                                                     Exercise                         Exercise                       Exercise
                                      Shares          Price            Shares          Price        Shares            Price
                                    -------------------------------------------------------------------------------------------
Outstanding at beginning of year      403,333         $3.23            133,333         $1.58        131,000           $0.93
  Granted                           1,866,300          1.55            480,000          3.36         13,000            7.50
  Expired or canceled                (320,000)         3.09           (136,000)         3.45             --              --
  Exercised                          (175,000)         1.00           ( 74,000)         0.66       ( 11,000)           0.94
                                     ---------                        ---------                    ---------

Outstanding at end of year          1,774,633          1.71            403,333          3.23        133,000            1.58
                                    =========                         =========                    =========

Exercisable at end of year          1,494,133          1.63            111,000          3.11        107,000            0.87
                                    =========                         =========                    =========

Available for future grants            20,000                          240,000                       10,000
                                       ======                         =========                    =========

Weighted-average fair value of
options granted during year                           $8.20                            $2.54                          $4.52

The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 1998:

                                     Options Outstanding                            Options Exercisable
                                     -------------------                            -------------------
                                                      Weighted
                                                      Average            Weighted                          Weighted
                                                     Remaining           Average                           Average
    Range of                       Number           Contractual          Exercise          Number          Exercise
Exercise Prices                 Outstanding             Life              Price         Exercisable         Price
--------------------------------------------------------------------------------------------------------------------
$1.00 - $1.50                   1,338,000              4 years            $1.01          1,214,500          $1.01
$3.00 - $4.38                     423,300              5 years            $3.72            266,300          $4.14
        $7.50                      13,333              1 year             $7.50             13,333          $7.50
                                ---------                                                ---------
                                1,774,633                                                1,494,133
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

                            Domestic      German
                           Operations   Operations    Elimination   Consolidated
                           -----------------------------------------------------
Year ended July 31, 1998:                       (Thousands)

 Net sales                 $  2,155     $  4,870                      $  7,025
 Transfers between
  geographic areas              131          530         (661)              --
                           -----------------------------------------------------
Net sales                     2,286        5,400         (661)           7,025
Loss from operations         (2,989)        (381)                       (3,370)
Assets                     $  8,933     $  2,525                      $ 11,458


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

CASH COMPENSATION TABLE

--------------------------------------------------------------------------------------------------
                                   Fiscal                                  # Options     Long Term
Name and Principal Position         Year           Salary       Bonus       Granted        Awards
--------------------------------------------------------------------------------------------------
     Thomas A. Slamecka             1998          $100,000       --         318,550         --
          Chairman
--------------------------------------------------------------------------------------------------
     Michael Pieniazek              1998          $125,000       --         402,750         --
     President and CFO
--------------------------------------------------------------------------------------------------
                                    1997          $113,000       --           --            --
--------------------------------------------------------------------------------------------------



Aggregated Option Exercises for the Fiscal Year Ended July 31, 1998 and FY-End Option Values

-----------------------------------------------------------------------------------------------------------------
                                                                                                      Value of
                                                                             Number of              Unexercised
                                                                            Unexercised             In-the-Money
                                                                          Options at FY-           Options at FY-
                                                                              End (#)                 End ($)
-----------------------------------------------------------------------------------------------------------------
                               Shares Acquired         Value Realized      Exercisable/            Exercisable/
           Name                on Exercise (#)               ($)           Unexercisable           Unexercisable
-----------------------------------------------------------------------------------------------------------------
Thomas A. Slamecka               100,000                   12,500            528,550/0              1,080,750/0
-----------------------------------------------------------------------------------------------------------------
Michael T. Pieniazek              50,000                    6,250            382,750/0               799,061/0
-----------------------------------------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------------------------
                                                                        Amount &
                                                                        Nature of
  Name and Address of                                                  Beneficial       Percent
   Beneficial Owner                        Status                       Ownership       of Class
--------------------------------------------------------------------------------------------------
Liviakis Financial                       Stockholder                1,500,000 shs(1)     19.3%
Communications, Inc.
2420 K Street
Sacramento, California  95816
--------------------------------------------------------------------------------------------------
Thomas A. Slamecka*                      Director and Chairman        834,550 shs(2)     11.0%
--------------------------------------------------------------------------------------------------
Jubilee Investors LLC                    Stockholder                1,085,003 shs(3)     13.3%
c/o West End Capital LLC
One World Trade Center
Suite 4563
New York, New York  10048
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Robert B. Prag                           Stockholder                  500,000 shs(4)      6.9%
2420 K Street
Sacramento, California  95816
--------------------------------------------------------------------------------------------------
Marcus R. Rowan*                         Director                     340,000 shs(5)      4.6%
--------------------------------------------------------------------------------------------------
Michael T. Pieniazek*                    President and CFO            434,750 shs(6)      5.9%
--------------------------------------------------------------------------------------------------
Andy Rosch*                              Director                     310,000 shs         4.4%
--------------------------------------------------------------------------------------------------
Blake C. Davenport*                      Director                      70,000 shs(7)      1.0%
--------------------------------------------------------------------------------------------------
Dr. Ronald S. Newbower*                  Director                              -0-         --
--------------------------------------------------------------------------------------------------
All Executive Officers and
Directors as a
Group (6 persons)                                                   1,989,300 shs8       23.9%
--------------------------------------------------------------------------------------------------

------------------
(1)  Includes presently exercisable warrants for 750,000 shares.

(2)  Includes presently exercisable options for 528,550 shares.

(3) Represents an estimate of the total number of shares which Jubilee Investors LLC would receive upon conversion of its 3,000 shares of Series A Preferred Stock.

(4)  Includes presently exercisable warrants for 250,000 shares.

(5) Includes presently exercisable options for 310,000 shares. Represents shares owned directly by Mr. Rowan and his IRA and Keogh account.

(6)  Includes presently exercisable options for 382,750 shares.

(7)  Includes presently exercisable warrants to purchase 50,000 shares.

(8)  See Notes 2, 5, 6 and 7.

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

(a)  Exhibits

Exhibit
Number    Description of Exhibit
--------------------------------

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


23*       Consent of Ernst & Young LLP.

27**      Financial data schedule.





----------



*         Filed herewith.

**        Previously filed.


(b)       Reports on Form 8-K: None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN ELECTROMEDICS CORP.



                                       By: /s/ Michael T. Pieniazek
                                           ------------------------
Dated:  February 25, 1999                  Michael T. Pieniazek,
                                           President and Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                            Title                         Date
              ---------                            -----                         ----
(1) Principal Executive Officer

                                           Chairman of the Board
---------------------------------
    Thomas A. Slamecka

(2) Principal Financial Officer

/s/ Michael T. Pieniazek                   President and Chief Financial     February 25, 1999
---------------------------------
    Michael T. Pieniazek                   Officer

(3) Board of Directors

                                           Director
---------------------------------
    Blake C. Davenport

                                           Director
---------------------------------
    Andy Rosch

                                           Director
---------------------------------
    Marcus R. Rowan


                                  Exhibit Index

Exhibit
-------

23   Consent of Ernst & Young LLP