Form 10QSB/A
period 1998-10-31
AMERICAN ELECTROMEDICS CORP
filed 1999-02-26
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                    FORM 10-QSB/A1



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


              13 COLUMBIA DRIVE, SUITE 5, AMHERST, NEW HAMPSHIRE 03031
              --------------------------------------------------------
                (Address and Zip Code of Principal Executive Offices)


             Issuer's telephone number, including area code: 603-880-6300
                                                            ------------

          Securities registered pursuant to Section 12(b) of the Exchange
          Act:  NONE
                ----
          Securities registered pursuant to Section 12(g) of the Exchange
          Act:


                        COMMON STOCK, PAR VALUE $.10 PER SHARE
                       ---------------------------------------
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

                 Consolidated Balance Sheets, October 31, 1998 and
                   July 31, 1997  . . . . . . . . . . . . . . . . . . . . 3

                 Consolidated Statements of Operations for the Three
                   Months Ended October 31, 1998 and October 31, 1997 . . 4

                 Consolidated Statements of Cash Flows for the Three
                   Months Ended October 31, 1998 and October 31, 1997 . . 5

                 Notes to Consolidated Financial Statements . . . . . . . 6


          Item 2.  Management's Discussion and Analysis or Plan of
                    Operation . . . . . . . . . . . . . . . . . . . . . . 9

          PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . .  10

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  11

          PART I  -  FINANCIAL INFORMATION

          Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                     OCTOBER 31,   JULY 31,
                                                        1998         1998
                                                     -----------   -------
                                                     (Unaudited)
                                                             (Thousands)
          ASSETS
          Current Assets:
          Cash and cash equivalents .................       181    $   396
          Accounts receivable .......................     1,454      1,169
          Inventories ...............................     2,346      1,951
          Prepaid and other current assets ..........       342        223
                                                        -------    -------
            Total current assets ....................     4,323      3,739

          Property and equipment ....................       838        794
          Accumulated depreciation ..................      (451)      (436)
                                                        -------     -------
                                                            387        358
          Goodwill ..................................     4,240      4,298
          Patents ...................................     2,984      3,027
          Other .....................................        27         36
                                                        -------    -------
                                                        $11,961    $11,458
                                                        =======    =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Accounts payable ..........................   $ 1,877    $ 1,118
          Bank debt .................................     1,791      1,033
          Accrued liabilities .......................       538        723
          Dividends payable .........................       189         72
                                                        -------    -------
            Total current liabilities ...............     4,395      2,946

          Stockholders' equity:
          Series A Convertible Preferred stock, $.01
          par value;  Authorized - 1,000,000 shares;
          Outstanding - 3,000 shares ................     2,387      2,387
          Common stock, $.10 par value; Authorized
          - 20,000,000 shares; Outstanding - 7,071,136
          shares at October 31, 1998 and 7,058,136
          shares at July 31, 1998 ....................      707        705
          Additional paid-in capital ................    12,460     12,643
          Retained deficit ..........................    (6,966)    (5,680)

          Accumulated other comprehensive loss             (161)      (249)

                                                        -------    -------
                                                          8,427     9,806

          Deferred compensation .....................      (861)    (1,294)
                                                        -------     ------
            Total stockholders' equity ..............     7,566      8,512
                                                        -------    -------
                                                        $11,961    $11,458
                                                        =======    =======

                               SEE ACCOMPANYING NOTES.

                    AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                     THREE MONTHS ENDED
                                                     ------------------
                                                OCTOBER 31,      OCTOBER 31,
                                                   1998              1997
                                                -----------      ----------
                                      (Thousands, except per share amounts)

       Net sales ...............................  $    2,150        $ 1,830
       Cost of goods sold ......................       1,263          1,058
                                                   ---------        -------
       Gross profit ............................         887            772

       Selling, general and administrative .....       1,922            687
       Research and development ................         128             --
                                                   ----------       -------
         Total operating expenses ..............       2,050            687
                                                   ----------      --------

       Operating income (loss) .................      (1,163)            85

       Other income (expenses):
         Interest, net .........................         (17)           (78)
         Minority interest in affiliate ........          --            (85)
         Other .................................        (106)            58
                                                  -----------      --------
                                                        (123)          (105)

       Loss before provision for income taxes ..      (1,286)           (20)
                                                  -----------    -----------
       Net loss ................................  $   (1,286)    $      (20)
                                                  ===========    ===========

       Net loss attributable to common
         stockholders* .........................  $   (1,403)    $      (20)
                                                  ===========    ===========

       Weighted average number of common and
         common equivalent shares outstanding ..   7,064,636      2,553,136
                                                  ==========     ==========

       Net loss per share, basic and diluted      $     (.20)    $    (.01)
                                                  ==========     ==========


                               See accompanying notes.

       * The quarter ended October 31, 1998 includes the impact of $117,000 of dividends on Preferred Stock.

                    AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                        THREE MONTHS ENDED
                                                      OCTOBER 31,  OCTOBER 31,
                                                         1998          1997
                                                    --------------------------
                                                             (THOUSANDS)

       OPERATING ACTIVITIES:
       Net loss ........................................$ (1,286)     $   (20)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization .................     132           49
         Deferred compensation amortization ............     432           --
         Minority interest in affiliate ................      -            85
         Other .........................................      -            62
         Changes in operating assets and liabilities:
           Accounts receivable ..........................   (206)         187
           Inventories, prepaid and other current assets.   (402)         (88)
           Accounts payable and accrued liabilities .....    532         (385)
                                                         -------        ------
         Net cash used in operating activities ..........   (798)        (110)

       INVESTING ACTIVITIES:
       Purchase of property and equipment, net ..........    (36)         (13)
                                                          -------      -------
       Net cash used in investing activities ............    (36)         (13)

       FINANCING ACTIVITIES:
       Principal payments on long-term debt .............     -           (62)
       Net proceeds from bank debt ......................    682           --
       Issuance of common stock, net ....................    (79)          --
       Proceeds from exercise of stock options ..........     15           --
                                                          -------      -------
       Net cash provided by (used in) financing activities.  618          (62)
                                                          -------      -------

       Effect of exchange rate changes on cash and cash
       equivalents ......................................      1            3
                                                          -------      -------
       Decrease in cash and cash equivalents ............   (215)        (182)
       Cash and cash equivalents, beginning of period ...    396          471
                                                          -------      -------
       Cash and cash equivalents, end of period .........$   181      $   289
                                                         ========     ========


                               See accompanying notes.

                    AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   OCTOBER 31, 1998
                                     (Unaudited)


          1.   BASIS OF PRESENTATION
               ---------------------

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


          New Accounting Pronouncements



               Effective August 1, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components, however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. For the three months ended October 31, 1998, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its wholly-owned German subsidiary, Rosch GmbH. SFAS 130 requires such adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.



               The foreign currency translation adjustment and comprehensive loss for the three months ended October 31, 1998 was $88,000 and ($1,198,000), respectively. As of October 31, 1998, the cumulative translation adjustment and accumulated other comprehensive loss was ($161,000).


          2.   DEBT
               ----

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


          3.   ACQUISITIONS
               ------------

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


               Net sales . . . . . . . . . . $2,228,000
               Net loss  . . . . . . . . . .   (185,000)
               Loss per share; basic and
               diluted . . . . . . . . . . .       (.05)


          4.   YEAR 2000
               ---------

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



               Regarding its information technology exposures, the Company utilizes an unmodified off-the-shelf software package, which is not year 2000 compliant. The Company has confirmed with its software vendor that a year 2000-compliant upgrade is readily available and anticipates purchasing this upgrade during its third fiscal quarter, which ends on April 30, 1999. The upgrade would provide full year 2000 compliance with respect to its financial information systems, and as the new software will also be an unmodified off-the-shelf package, testing to ensure Year 2000 compliance will not be necessary. Implementation will take place as early as possible following the purchase of the system, and is expected to be completed no later than June 30, 1999.



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



          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                   -----------------------------------------------
          OPERATION RESULTS OF OPERATIONS
          -------------------------------

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

               Selling, general and administrative expenses for the three month period ended October 31, 1998 were $1,922,000, compared to $687,000 for the comparable prior year period. The increase reflects increased marketing and promotional activity and increased corporate activity as a result of aggressive corporate development activity and retention of senior level executives. The increase also includes $432,000 of amortization of deferred compensation recognized in connection with the acquisition of DDS and ESI.

               Net loss for the three month period ended October 31, 1998 was $1,286,000, compared to a net loss of $20,000, for the same period in the prior fiscal year. The increase in net loss is the result of increased sales offset by higher selling general and administrative costs.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

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

          PART II. - OTHER INFORMATION
                     -----------------

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               There were no reports on Form 8-K filed during the quarterly period ended October 31, 1998.


          Exhibits -

               None.

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


                              AMERICAN ELECTROMEDICS CORP.
                              ----------------------------


           /s/Michael T. Pieniazek                Dated: February 25, 1999
          ------------------------
          Michael T. Pieniazek
          President and
          Chief Financial Officer