Form 10QSB
period 1999-01-31
AMERICAN ELECTROMEDICS CORP
filed 1999-03-17
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended          Commission File Number
               JANUARY 31, 1999                             0-9922
               ----------------                             ------



                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)


                    DELAWARE                           04-2608713
                    --------                           ----------
          (State or Other Jurisdiction            (IRS Employer ID No.)
               of Incorporation
               or Organization)


              13 COLUMBIA DRIVE, SUITE 5, AMHERST, NEW HAMPSHIRE 03031
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

          As of March 11, 1999, there were outstanding 7,668,464 shares of the Issuer's Common Stock, $.10 par value.

                             AMERICAN ELECTROMEDICS CORP.

                                        Index
                                        -----


                                                                       Page
                                                                       ----
          PART I - FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets, January 31, 1999 and
                 July 31, 1998  . . . . . . . . . . . . . . . . . . . . . 3

               Consolidated Statements of Operations for the Three and
                 Six Months Ended January 31, 1999 and January 31, 1998 . 4

               Consolidated Statements of Cash Flows for the Six
                 Months Ended January 31, 1999 and January 31, 1998 . . . 5

               Notes to Consolidated Financial Statements  . .  . . . . . 6

          Item 2.   Management's Discussion and Analysis or Plan
                    of Operation  . . . . . . . . . . . . . . . . . . . . 7

          PART II - OTHER INFORMATION

          Item 2.   Changes in Securities . . . . . . . . . . . . . . . . 9

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . 9

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .10

          PART I  -  FINANCIAL INFORMATION

          Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   JANUARY 31,   JULY 31,
                                                       1999       1998
                                                   ----------- -----------
                                                   (Unaudited)
          ASSETS                                         (Thousands)
          Current Assets:
          Cash and cash equivalents . . . . . . .      $  107       $  396
          Accounts receivable . . . . . . . . . .       1,443        1,169
          Inventories . . . . . . . . . . . . . .       2,432        1,951
          Prepaid and other current assets  . . .         356          223
                                                      -------      -------
            Total current assets  . . . . . . . .       4,338        3,739

          Property and equipment  . . . . . . . .         900          794
          Accumulated depreciation  . . . . . . .        (467)        (436)
                                                      -------      -------
                                                          433          358
          Goodwill . . . . . . . . . . . . . . .        4,174        4,298
          Patents  . . . . . . . . . . . . . . .        2,932        3,027
          Other  . . . . . . . . . . . . . . . .           29           36
                                                      -------      -------
                                                      $11,906      $11,458
                                                      =======      =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Bank debt . . . . . . . . . . . . . . .      $1,223       $1,033
          Loans from related parties. . . . . . .         425           -
          Other short-term debt . . . . . . . . .         650           -
          Accounts payable  . . . . . . . . . . .       2,263        1,118
          Accrued liabilities . . . . . . . . . .         568          723
          Dividends payable . . . . . . . . . . .         327           72
                                                      -------      -------
            Total current liabilities . . . . . .       5,456        2,946


          Stockholders' equity:
          Series A Convertible Preferred
           stock,$.01 par value; Authorized -
           1,000,000 shares; Outstanding -3,000 shares  2,387        2,387
          Common stock, $.10 par value;
           Authorized - 20,000,000 shares;
           Outstanding - 7,668,464
           shares at January 31, 1999 and
           7,058,136 at January 31, 1998. . . . .         767          705
          Additional paid-in capital  . . . . . .      12,270       12,643
          Retained deficit  . . . . . . . . . . .      (8,322)      (5,680)
          Accumulated other comprehensive loss. .        (190)        (249)
                                                      -------      -------
                                                        6,912        9,806
          Deferred compensation . . . . . . . . .        (462)      (1,294)
                                                      -------      -------
               Total stockholders' equity . . . .       6,450        8,512
                                                      -------      -------
                                                      $11,906      $11,458
                                                      =======      =======

                               See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                    ------------------    -----------------
                                    JANUARY   JANUARY    JANUARY    JANUARY
                                   31, 1999   31, 1998  31, 1999    31,1998
                                   --------   --------   --------  ---------
                                     (Thousands, except per share amounts)


        Net sales . . . . . . . . .  $2,290     $1,805     $4,396     $3,635
        Cost of goods sold. . . . .   1,454        821      2,673      1,879
                                     ------     ------     ------     ------
        Gross profit. . . . . . . .     836        984      1,723      1,756

        Selling, general and
         administrative . . . . . .   1,966        903      3,888      1,590
        Research and development. .      77        -          205        -
                                     ------     ------     ------     ------
         Total operating expenses .   2,043        903      4,093      1,590
                                     ------     ------     ------     ------

        Operating income (loss). .   (1,207)         81    (2,370)       166

        Other income (expenses):
         Undistributed earnings
          of affiliate. . . . . .       -           77        -           77
         Interest, net  . . . . .       (58)       (40)       (75)      (118)
         Minority interest in
          affiliate . . . . . . .       -          -          -          (85)
          Other . . . . . . . . .       (91)       (52)      (197)         6
                                     ------     ------     ------     ------
                                       (149)       (15)      (272)      (120)

        Income (loss) before
         provision for income taxes  (1,356)        66     (2,642)        46
        Provision for income taxes      -          (2)         -          (2)
                                     ------    -------     ------     ------
        Net income (loss). . . .    $(1,356)    $   64    $(2,642)     $  44
                                     ======    =======     ======     ======

        Net income (loss)
          attributable to common
          stockholders*  . . . .    $(1,494)    $   64    $(2,897)     $  44
                                     ======    =======     ======     ======

        Weighted average number
         of common and
         common equivalent shares
         outstanding               7,369,800  4,096,830  7,217,218  3,282,142
                                   =========  =========  =========  =========

        Earnings (loss) per
         common and common
         equivalent share:
           Basic                      $ (.20)    $  .02     $ (.40)    $  .01
                                      ======    =======     ======    =======
           Diluted                    $ (.20)    $  .02     $ (.40)    $  .01
                                      ======    =======     ======    =======

                            See accompanying notes.

     * The three and six months ended January 31,1999 includes the impact of $138,000 and $255,000, respectively, of dividends on Preferred Stock.

                  AMERICAN ELECTROMEDICS CORP.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       SIX MONTHS ENDED
                                                       ----------------
                                                  JANUARY 31,   JANUARY 31,
                                                      1999         1998
                                                  -----------   ----------
                                                         (Thousands)
          OPERATING ACTIVITIES:
          Net income (loss)                          $ (2,642)       $  44
          Adjustments to reconcile net income
            (loss) to net cash used in operating
            activities:
            Depreciation and amortization                 284          132
            Deferred compensation                         832            -
            Undistributed earnings of affiliate             -          (77)
            Minority interest in affiliate                  -           85
            Changes in operating assets and
              liabilities:
              Accounts receivable                        (252)         341
              Inventories, prepaid and other
               current assets                            (528)      (1,339)
              Accounts payable and accrued
               liabilities                                969         (264)
                                                      -------      -------
              Net cash used in operating
               activities                              (1,337)      (1,078)

          INVESTING ACTIVITIES:
          Purchase of property and equipment,
            net                                          (125)         (94)
                                                      -------      -------
             Net cash used in investing
              activities                                 (125)         (94)

          FINANCING ACTIVITIES:
          Principal payments on long-term debt              -          (72)
          Proceeds from long-term debt and bank
            line of credit                                  -          (28)
          Proceeds from issuance of common
            stock, net                                      -          994
          Net proceeds from bank debt                     153            -
          Net proceeds from related party debt            425            -
          Net proceeds from other short-term debt         650            -
          Issuance of common stock, net                   (79)           -
          Proceeds from exercise of stock
            options                                        22            -
                                                      -------      -------
            Net cash provided by
             financing activities                       1,171          894
                                                      -------      -------

          Effect of exchange rate changes on
            cash and cash equivalents                       2            1
          Decrease in cash and cash equivalents          (289)        (277)
          Cash and cash equivalents, beginning
            of period                                     396          533
                                                      -------      -------
          Cash and cash equivalents, end of
            period                                      $ 107        $ 256
                                                      =======      =======

          NON-CASH ACTIVITIES:
          Conversion of convertible subordinated
            debt into common stock                     $    -        $ 720
                                                      =======      =======
          Common Stock issued in connection
            with acquisitions                          $    -        $ 210
                                                      =======      =======

          Common stock issued under
            conversion provision of warrants           $   59        $   -
                                                      =======      =======



                               See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999
                                   (Unaudited)


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

          Operating results for the three and six month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1998.

          Foreign Currency Translation

          The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using average exchange rates. The gains and losses resulting from changes in exchange rates from the date of acquisition of Rosch GmbH to January 31, 1999 have been reported separately as a component of stockholders' equity. The aggregate transaction gains and losses are insignificant.

          Comprehensive Income (Loss)

          Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS
          130). SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components, however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. For the three and six months ended January 31, 1999, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its wholly-owned German subsidiary, Rosch GmbH. SFAS 130 requires such adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

          The foreign currency translation adjustment and comprehensive loss for the three months ended January 31, 1999 was $(29,000) and ($1,385,000), respectively. For the six months ended January 31, 1999, the foreign currency translation adjustment and comprehensive loss was $59,000 and ($2,583,000), respectively. As of January 31, 1999, the cumulative translation adjustment and accumulated other comprehensive loss was ($190,000).

          2.   DEBT
               ----

          In September 1998, the Company entered into a $505,000 line-of-credit with Guardian Financial Services, Inc. (owned by an officer of the Company). This line-of-credit is due on demand and bears an interest rate of 10% per annum. As of January 31, 1999, $425,000 was outstanding under this line-of-credit, which expired on February 28, 1999, and remains outstanding as a demand loan, which is to be secured by substantially all assets of the Company.

          On January 29, 1999, the Company entered into a $50,000 Promissory Note bearing interest at 11.5%, and maturing on February 15, 1999. The Company's $600,000 term loan, originally due to expire on November 25, 1998, has reverted to a demand loan and was still outstanding at January 31, 1999. The $650,000 total balance was paid in full on February 3, 1999. See "Subsequent Event", below.



          3. AQUISITIONS
             -----------

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

          On May 12, 1998, the Company acquired Equidine Systems, Inc. ("ESI). ESI was founded in 1990 and is engaged in the development of the INJEX(TM) needle-free drug injection delivery system, which is designed to eliminate the risks of contaminated needle stick accidents and the resulting cross contamination of hepatitis, HIV, and other diseases. The total cost of acquisition was approximately $2.6 million consisting of 600,000 shares of the Company's Common Stock. The acquisition has been accounted for as a purchase and, accordingly, the operating results of ESI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.0 million, which has been allocated to patents, is being amortized over 15 years, the remaining life of the patent.

          The following unaudited proforma consolidated financial results of operations for the three and six months ended January 31, 1998 assume the acquisitions of DDS and ESI occurred as of August 1, 1997.

                                            Three months ended  Six months ended
                                             January 31, 1998   January 31, 1998
                                            ------------------  ----------------
          Net sales. . . . . . . . . . . .      $2,488,000         $4,716,000
          Net loss . . . . . . . . . . . .         (55,000)          (233,000)
          Loss per share; basic and diluted           (.01)              (.05)


          4.   EQUITY
               ------

          Effective December 15, 1998, certain holders of oustanding warrants to purchase an aggregate of 1 million shares of the Company's Common Stock at $1 per share, exercised their rights under the related warrant agreements to execute a cashless exercise. Upon exercise of these warrants, the Company issued 589,828 shares of its Common Stock, par $.10.


          5.   SUBSEQUENT EVENT
               ----------------

          On February 3, 1999, the Company sold 1,600 shares of Series B Preferred Stock to three purchasers for $1,000 per share or an aggregate purchase price of $1.6 million, together with Warrants to purchase up to 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share and exercisable until January 31, 2002.

          The Series B Preferred Stock is convertible at any time after April 30, 1999 into shares of common stock at a conversion rate equal to $1,000 divided by the lower of (i) $2.00 or (ii) 75% of the average closing bid price for the common stock for the five trading days immediately preceding the conversion date. The Company may force conversion of all ( and not less than all) of the outstanding shares of Series B Preferred Stock at any time after the first anniversary of the effective date of a registration statement covering the underlying shares of Common Stock. There is no minimum conversion price. Should the bid price of the Common Stock fall substantially prior to conversion, the holders of the Series B Preferred Stock could obtain a significant portion of the Common Stock upon conversion, to the detriment of the then holders of the Common Stock.

          The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, and provides for an annual dividend equal to 5% of the liquidation preference, which may be paid at the election of the Company in cash or shares of its common stock.

          The conversion terms of the Series B Preferred Stock could result in a discount to the holders, depending on the market price of the Company's Common Stock during the five trading days immediately preceding a future conversion date. Any such discount would be considered an additional preferred stock dividend resulting from the beneficial conversion feature of the securities, and would be recorded as a charge to income available to common stockholders at the time of conversion. As the Series B Preferred Stock is not convertible until after April 30, 1999, the amount of the dividend which would be recognized, if any, cannot be determined at this time.

          The net proceeds of $1,500,000 (after offering expenses)from the sale of the Series B Preferred Stock were used in part to repay the Company's $600,000 term loan and $50,000 Promissory Note described in
          Note 2, above.


          6. YEAR 2000
             ---------

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

          Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

          Regarding its information technology exposures, the Company utilizes an unmodified off-the-shelf software package, which is not year 2000 compliant. The Company has confirmed with its software vendor that a year 2000-compliant upgrade is readily available, and anticipates purchasing this upgrade during its third fiscal quarter, which ends on April 30, 1999. The upgrade would provide full year 2000 compliance with respect to its financial information systems, and as the new software will also be an unmodified off-the-shelf package, testing to ensure Year 2000 compliance will not be necessary. Implementation will take place as early as possible following the purchase of the system, and is expected to be completed no later than June 30, 1999.

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

          RESULTS OF OPERATIONS
          ---------------------

          Net sales for the three and six month periods ended January 31, 1999 were $2,290,000 and $4,396,000, respectively, compared to $1,805,000 and $3,635,000 for the three and six month periods ended January 31, 1998. The increase in sales in fiscal 1999 was attributable to the acquisitions of DDS and ESI in April and May 1998, respectively.

          Cost of sales for the three and six month periods ended January 31, 1999 were 63.5% and 60.8%, compared to 45.5% and 51.7% of net sales during the same periods in the prior year. The increase in cost as a percentage of sales can be attributed to the product mix which included sales of DDS in fiscal 1999. The intraoral dental camera and related product lines in the U.S. generally produce lower gross margins than the Company's other product lines.

          Total operating expenses for the three and six month periods ended January 31, 1999 were $2,043,000 and $4,093,000, respectively, compared to $903,000 and $1,590,000 for the comparable prior year periods. The 1999 amounts reflect increased marketing, promotional, and development activity. The fiscal 1999 amounts also include the selling, general and administrative expenses of DDS and ESI, acquired in April and May 1998, respectively. The increase also includes
          $399,000 and $832,000 for the three and six month periods ended January 31, 1999, respectively, for amortization of deferred compensation for consultants and for options granted in connection with the acquisitions of DDS and ESI. This amortization relates primarily to the deferred compensation recognized in connection with the Company's consulting agreement with Liviakis Financial Communications, and will be fully amortized as of March 15, 1999.

          Net loss for the three and six month periods ended January 31, 1999 were $1,356,000, or $.20 per common share, and $2,642,000, or $.40 per common share, compared to net profit of $64,000, or $.02 per share, and $44,000, or $.01 per share for the same periods in the prior fiscal year. The decrease in net results is primarily attributable to increased selling, general and administrative costs and decreased gross margins.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Working capital (deficit) of the Company at January 31, 1999 was $(1,118,000), compared to $793,000 at fiscal year ended July 31, 1998. The $1,911,000 decrease in working capital primarily reflects the effect of operating losses. In February 1999, the Company received gross proceeds of $1,600,000 upon a private placement of 1,600 shares of Series B Convertible Preferred Stock. As mentioned in Note 5 to the consolidated financial statements, the Company used $650,000 of the proceeds to repay portions of its short-term indebtedness, and the remaining proceeds of $850,000 (net of offering costs of $100,000) is being used for general working capital purposes.

          The Company has incurred net losses of $1,356,000 and $2,642,000, respectively, for the three and six month periods ended January 31, 1999, as well as a net loss of $3,674,000 for the year ended July 31, 1998. This and other factors, such as working capital needed for the Company's operations, requires additional funding beyond that which the Company currently has available. The Company therefore will need to immediately raise additional capital.

          The Company announced on January 5, 1999, that it intends to change the Company's business strategy and direction in order to focus all of its resources on ESI, and the continued development of the INJEX(TM) System. The Company plans to affect this change through the sale of its audiometrics and U.S. dental (DDS) business units. The proceeds from such sales would likely provide additional working capital, and reduce the Company's expected short-term working capital needs by eliminating the operating losses those business units have been incurring. In addition, the Company continues to seek other sources of additional working capital through equity and/or debt placements or secured financing. No assurance can be given that the Company's plans to sell its audiometrics and U.S. dental business units will be successfully achieved, or that such other financing arrangements will be obtained. Further, no assurance can be given that such sales or financing arrangements would be successfully completed within the necessary time frame and, if so, on terms not dilutive to existing stockholders.

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

          PART II. - OTHER INFORMATION

          Item 2.   CHANGES IN SECURITIES

          Effective December 15, 1998, certain holders of oustanding warrants to purchase an aggregate of 1 million shares of the Company's Common Stock at $1 per share, exercised their rights under the related warrant agreements to execute a cashless exercise. Upon exercise of these warrants, the Company issued 589,828 shares of its Common Stock, par $.10.

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarterly period ended January 31, 1999.

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

                             AMERICAN ELECTROMEDICS CORP.
                             ----------------------------


          Dated:  March 16, 1999           /s/ Thomas A. Slamecka
                                               ----------------------
                                               Thomas A. Slamecka
                                               Chairman


          Dated:   March 16, 1999          /s/ Michael T. Pieniazek
                                               ------------------------
                                               Michael T. Pieniazek
                                               President and
                                               Chief Financial Officer

EXHIBIT INDEX

Exhibit                  Description
------                   -----------
27                       Financial Data Schedule