Form 10QSB
period 1999-04-30
AMERICAN ELECTROMEDICS CORP
filed 1999-06-18
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended          Commission File Number
               APRIL  30, 1999                           0-9922
               ---------------                           ------


                          AMERICAN ELECTROMEDICS CORP.
                         -----------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


               DELAWARE                               04-2608713
              ----------                             ------------
     (State or Other Jurisdiction                 (IRS Employer ID No.)
     of Incorporation or Organization)



            13 COLUMBIA DRIVE, SUITE 5, AMHERST, NEW HAMPSHIRE 03031
            --------------------------------------------------------
             (Address and Zip Code of Principal Executive Offices)


          Issuer's telephone number, including area code: 603-880-6300
                                                          ------------
   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
                                                                       ------
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                    ----------------------------------------
                                (Title of Class)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   ----   ----

As of June 10, 1999, there were outstanding 8,765,220 shares of the Issuer's Common Stock, $.10 par value.

                          AMERICAN ELECTROMEDICS CORP.

                                     Index
                                     -----
                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets, April 30, 1999 and
July 31, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Consolidated Statements of Operations for the Three and
Nine Months Ended April 30, 1999 and April 30, 1998. . . . . . . .  4

Consolidated Statements of Cash Flows for the Nine
Months Ended April 30, 1999 and April 30, 1998 . . . . . . . . . .  5

Notes to Consolidated Financial Statements  . .  . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis or Plan
of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART II - OTHER INFORMATION

Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . 12

Item 5.   Other information  . . . . . . . . . . . . . . . . . . . 12

Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . 12

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     April 30,   JULY 31,
                                                       1999       1998
                                                   ----------- -----------
                                                   (Unaudited)
          ASSETS                                         (Thousands)
          Current Assets:
          Cash and cash equivalents . . . . . . .      $  391       $  396
          Accounts receivable . . . . . . . . . .       1,486        1,169
          Inventories . . . . . . . . . . . . . .       1,778        1,951
          Prepaid and other current assets  . . .         223          223
                                                      -------      -------
            Total current assets  . . . . . . . .       3,878        3,739

          Property and equipment  . . . . . . . .         586          794
          Accumulated depreciation  . . . . . . .         (81)        (436)
                                                      -------      -------
                                                          505          358
          Goodwill . . . . . . . . . . . . . . .          722        4,298
          Patents  . . . . . . . . . . . . . . .        2,881        3,027
          Other  . . . . . . . . . . . . . . . .           30           36
                                                      -------      -------
                                                      $ 8,016      $11,458
                                                      =======      =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Bank debt . . . . . . . . . . . . . . .      $1,143       $1,033
          Loans from related parties. . . . . . .         230           -
          Accounts payable  . . . . . . . . . . .       2,169        1,118
          Accrued liabilities . . . . . . . . . .         501          723
          Dividends payable . . . . . . . . . . .         363           72
                                                      -------      -------
            Total current liabilities . . . . . .       4,406        2,946

          Stockholders' equity:
          Preferred Stock, $.01 par value;
          Authorized -  1,000,000 shares;
           Series A Convertible Preferred-
            Outstanding - 2,830 shares
            at April 30, 1999 and 3,000 at
            July 31, 1998  . . . . . . . . . . . .      2,251        2,387
           Series B Convertible Preferred-
            Outstanding - 1,600 shares
            at April 30, 1999 and -0- at
            July 31, 1998  . . . . . . . . . . . .        965           -
          Common stock, $.10 par value;
           Authorized - 20,000,000 shares;
           Outstanding -8,692,854 shares at
           April 30, 1999 and 7,058,136
           at July 31, 1998 . . . . . . . . . . .         869          705
          Additional paid-in capital  . . . . . .      13,537       12,643
          Retained deficit  . . . . . . . . . . .     (13,255)      (5,680)
          Accumulated other comprehensive loss. .        (239)        (249)
                                                      -------      -------
                                                        4,128        9,806
          Deferred compensation . . . . . . . . .        (518)      (1,294)
                                                      -------      -------
               Total stockholders' equity . . . .       3,610        8,512
                                                      -------      -------
                                                      $ 8,016      $11,458
                                                      =======      =======
                            See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP.AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                -------------------      --------------------
                                APRIL 30, APRIL 30,      APRIL 30,  APRIL 30,
                                 1999      1998           1999        1998
                               --------   --------       --------   --------
                                   (Thousands, except per share amounts)

    Net sales . . . . . . . . . $1,756     $1,495        $6,132       $5,095
    Cost of goods sold. . . . .  1,343      1,134         4,024        2,979
                                ------     ------        ------       ------
    Gross profit. . . . . . . .    413        361         2,108        2,116

    Selling, general and
     administrative . . . . . .  1,765      1,048         5,616        2,637
    Research and development. .     78         -            283           -
    Write-down of goodwill. . .  3,196         -          3,196           -
                                ------     ------        ------       ------
     Total operating expenses .  5,039      1,048         9,095        2,637
                                ------     ------        ------       ------

    Operating loss. . . . . . . (4,626)      (687)       (6,987)        (521)

    Other income (expenses):
     Loss on sale of
      audiometrics assets . . .    (98)        -            (98)          -
     Undistributed earnings
      of affiliate. . . . . . .     -         (21)            -           56
     Interest, net  . . . . . .   (114)       (19)         (197)        (137)
     Minority interest in
      affiliate . . . . . . . .     -          -             -           (85)
     Other  . . . . . . . . . .    (95)       (64)         (293)         (58)
                                 ------     ------        ------       ------
                                  (307)      (104)         (588)        (224)

    Loss before provision for
      income taxes  . . . . . . (4,933)      (791)       (7,575)        (745)
    Provision for income taxes.     -          -             -            (2)
                                 ------    -------       -------       ------
    Net loss. . . . . . . . . .$(4,933)    $ (791)      $(7,575)       $(747)
                                =======    =======       =======       ======

    Net loss attributable to
     common stockholders* . . .$(5,001)    $ (791)      $(7,898)       $(747)
                                =======    =======       =======       ======

    Weighted average number
     of common and
     common equivalent
     shares outstanding       7,806,813   5,404,146     7,413,750    4,002,804
                              =========   =========     =========    =========
    Loss per common and
     common equivalent share:
           Basic                 $ (.64)     $ (.15)       $(1.07)      $ (.19)
                                 ======      ======        ======       ======
           Diluted               $ (.64)     $ (.15)       $(1.07)      $ (.19)
                                 ======      ======        ======       ======

                            See accompanying notes.

 * The three and nine months ended April 30,1999 includes the impact of $68,000 and $323,000, respectively, of dividends on Preferred Stock.

                  AMERICAN ELECTROMEDICS CORP.AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                        NINE MONTHS ENDED
                                                        -----------------
                                                        APRIL 30,    APRIL 30,
                                                          1999         1998
                                                        ---------   ----------
                                                             (Thousands)
          OPERATING ACTIVITIES:
          Net loss                                     $ (7,575)       $(747)
          Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                   435          265
            Deferred compensation                           964            -
            Undistributed earnings of affiliate               -          (56)
            Loss on sale of audiometrics assets              98            -
            Write-down of goodwill                        3,196            -
            Minority interest in affiliate                    -           85
            Changes in operating assets and liabilities:
              Accounts receivable                           (381)         189
              Inventories, prepaid and other current assets (209)        (775)
              Accounts payable and accrued liabilities       694         (233)
                                                          -------      -------
          Net cash used in operating activities           (2,778)      (1,272)

          INVESTING ACTIVITIES:
          Purchase of property and equipment, net           (246)        (267)
          Proceeds from sale of audiometrics assets          625            -
                                                          -------      -------
          Net cash provided by (used in)
           investing activities                              379         (267)

          FINANCING ACTIVITIES:
          Principal payments on long-term debt                -          (265)
          Proceeds from long-term debt and bank
            line of credit                                    -           236
          Proceeds from issuance of common stock, net         -           994
          Net proceeds from bank debt                        157            -
          Net proceeds from related party debt               231            -
          Dividends paid                                     (15)           -
          Issuance of common stock, net                      485            -
            Issuance of preferred stock, net               1,498            -
          Proceeds from exercise of stock options             22          150
                                                           ------       ------
          Net cash provided by financing activities        2,378        1,115
                                                           ------       ------
          Effect of exchange rate changes on
            cash and cash equivalents                         16            1
          Decrease in cash and cash equivalents               (5)        (423)
          Cash and cash equivalents, beginning of period     396          533
                                                          -------      -------
          Cash and cash equivalents, end of period         $ 391        $ 110
                                                          =======      =======


          NON-CASH ACTIVITIES:
          Common stock issued in connection with
            consulting agreement                           $  188       $1,000
                                                          =======      =======
          Conversion of convertible subordinated
            debt into common stock                         $    -       $  720
                                                          =======      =======
          Common Stock issued in connection
            with acquisitions                              $    -       $  210
                                                          =======      =======
          Common stock issued under
            conversion provision of warrants               $   59       $    -
                                                          =======      =======

          Conversion of convertible preferred
            stock into common stock                        $  135       $    -
                                                          =======      =======

                            See accompanying notes.

                 AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                  (Unaudited)


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

          Operating results for the three and nine month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1998.

          Foreign Currency Translation

          The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using average exchange rates. The gains and losses resulting from changes in exchange rates from the date of acquisition of Rosch GmbH to April 30, 1999 have been reported separately as a component of stockholders' equity. The aggregate transaction gains and losses are insignificant.

          Comprehensive Income (Loss)

          Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS
          130). SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components, however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. For the three and nine months ended April 30, 1999, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its wholly-owned German subsidiary, Rosch GmbH. SFAS 130 requires such adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

          The foreign currency translation adjustment and comprehensive loss for the three months ended April 30, 1999 was $(49,000) and ($4,982,000), respectively. For the nine months ended April 30, 1999, the foreign currency translation adjustment and comprehensive loss was $10,000 and ($7,565,000), respectively. As of April 30, 1999, the cumulative translation adjustment and accumulated other comprehensive loss was ($239,000).

          Going Concern

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $4,933,000 and $7,575,000 for the three and nine month periods ended April 30, 1999, respectively. This and other factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

          2.   DEBT

          In September 1998, the Company entered into a $505,000 line-of-credit with Guardian Financial Services, Inc. (owned by an officer of the Company). This line-of-credit is due on demand and bears an interest rate of 10% per annum. As of April 30, 1999, $230,000 was outstanding under this line-of-credit, which expired on February 28, 1999, and remains outstanding as a demand loan, secured by substantially all tangible and intangible assets of the Company.


          3. PROFORMA FINANCIAL INFORMATION


          On May 5, 1998, the Company acquired all of the issued and outstanding capital stock of Dynamic Dental Systems, Inc. ("DDS"), for a total cost of approximately $3.2 million consisting primarily of 750,000 shares of the Company's Common Stock, valued at an aggregate price of $3,000,000 and $225,000 in cash.

          On May 12, 1998, the Company acquired all of the issued and outstanding capital stock of Equidine Systems, Inc. ("ESI") for a total cost of approximately $2.6 million consisting of 600,000 shares of the Company's Common Stock.

          The acquisitions were accounted for as purchases and, accordingly, the operating results of DDS and ESI have been included in the Company's consolidated financial statements since the date of acquisition.

          The following unaudited proforma consolidated financial results of operations for the three and nine months ended April 30, 1998 assume the acquisitions of DDS and ESI occurred as of August 1, 1997.

                                        Three months ended  Nine months ended
                                           April 30, 1998     April 30, 1998
                                        ------------------  ----------------
          Net sales. . . . . . . . . . . .  $2,207,000         $6,888,000
          Net loss . . . . . . . . . . . .  (1,014,000)        (1,247,000)
          Loss per share; basic and diluted       (.15)              (.23)


          4.   EQUITY

          During the three month period ended April 30, 1999, the holder of Series A Convertible Preferred Stock exercised its option and converted 170 shares of the preferred stock into 234,390 shares of the Company's common stock.

          In April 1999, the Company retained American Financial Communications ("AFC") as a corporate communications and financial consultant. The consulting agreement expires in November 1999 and provides a total fee for AFC's services of 200,000 shares of the Company's common stock. The Company has valued the shares at the fair market value on the effective date of the agreement, which was $.94 per share, and has recorded deferred compensation totaling $188,000 to be amortized over the term of the agreement.

          In April 1999, the Company closed two private placements for a total of 590,000 shares of Common Stock for aggregate net proceeds of $565,000, to two "accredited investors", as such term is defined in Regulation D under the Securities Act.

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

          The conversion discount of the Series B Preferred Stock is considered to be an additional preferred stock dividend. The maximum discount available of $533,000 has been recorded as a reduction of preferred stock and an increase to additional paid-in capital. As the preferred stock was not convertible until May 1, 1999, the Company will fully recognize the additional dividends at that date by recording a charge to income available to common stockholders.

          In December 1998, certain holders of oustanding warrants to purchase an aggregate of 1 million shares of the Company's Common Stock at $1.00 per share, exercised their rights under the related warrant agreements to execute a cashless exercise. Upon exercise of these warrants, the Company issued 589,828 shares of its Common Stock, par value $.10.


          5. DIVESTITURES

          In January 1999, the Company announced its intention to focus its resources on the needleless injection system being developed by its wholly-owned subsidiary, ESI, and hired an investment banking firm to assist in the marketing and selling of the Company's audiometric business and Dynamic Dental Systems, Inc. (U.S. dental business).

          In April 1999, the Company sold certain assets of its audiometrics business for $625,000. The sale was made pursuant to an Assets Purchase Agreement whereby the purchaser obtained all of the Company's domestic audiometric inventory, as well as all trademarks, patents and other rights associated with the audiometrics business, including the name "American Electromedics". As a result, the Company intends to effect a change in the name of the Corporation in the near future. The sale resulted in the recognition of a net loss of $98,000.


          To date, the Company's efforts to sell DDS have been unsuccessful, and based upon these results, the Company has revised its estimates as to the ultimate sale price which could be obtained for DDS. In addition, since its acquisition in April 1998, DDS has experienced a significant downturn in its gross revenues, as well as gross profit margins, and has incurred net losses totaling $1.2 million, including a net loss for the quarter ended April 30, 1999 of $535,000. These results are due to a variety of factors including changes within the dental camera industry and DDS' competitors, the adverse affects of which became evident during the quarter ended April 30, 1999.

          Based primarily upon the factors described above, management has reviewed the continuing value of the goodwill associated with DDS, taking into consideration the revised estimates as to the expected sale price which could be obtained by selling the outstanding DDS common stock, as well as the expectation that DDS' net operating results and cash flows during the period prior to such a sale will not likely be positive. Based upon this review, the Company has written-off the goodwill, which had a book value net of accumulated amortization of $3.2 million, as a charge against operations during the fiscal quarter ended April 30, 1999.

          6. YEAR 2000

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

          Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.
                                      -8-

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

          Regarding its information technology exposures, the Company utilizes an unmodified off-the-shelf software package, which is not year 2000 compliant. The Company has purchased a year 2000-compliant upgrade from its software vendor, which will provide full year 2000 compliance upon installation. As the upgrade is also an unmodified off-the-shelf package, testing to ensure Year 2000 compliance will not be necessary. Implementation will take place as early as possible, no later than July 31, 1999.

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

          The total cost of the Company's Year 2000 project is estimated at less than $5,000, which will be funded through operating cash flows. To date, the Company has incurred approximately $3,000 of direct costs related to its Year 2000 project. The project costs will consist principally of the cost of new software, which will be capitalized. Management of the Company believes it has an effective plan in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 project. In the event that the Company does not complete any additional phases, the Company could be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

          The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 project. The Company plans to evaluate the status of completion in July 1999 and determine whether such a plan is necessary.

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

          RESULTS OF OPERATIONS

          Net sales for the three and nine month periods ended April 30, 1999 were $1,756,000 and $6,132,000, respectively, compared to $1,495,000 and $5,095,000 for the three and nine month periods ended April 30, 1998. The increase in sales in fiscal 1999 was attributable to the acquisitions of DDS and ESI in May 1998, partially offset by the loss of sales from the audiometrics business unit whose assets were sold in April 1999.

          Cost of sales for the three and nine month periods ended April 30, 1999 were 76.5% and 65.6%, compared to 75.9% and 58.5% of net sales during the same periods in the prior year. The increase in cost as a percentage of sales can be attributed to changes in the product mix which included sales from DDS in fiscal 1999. The intraoral dental camera and related product lines in the U.S. generally produce lower gross margins than the Company's other product lines.

          Total operating expenses for the three and nine month periods ended April 30, 1999 were $5,039,000 and $9,095,000, respectively, compared to $1,048,000 and $2,637,000 for the comparable prior year periods.
          The 1999 amounts include a non-cash charge of approximately $3.2 million representing a write-off of the unamortized goodwill associated with DDS. As discussed in Note 5 to the consolidated financial statements, this write-off was based primarily upon revised estimates as to the expected sale price which could be obtained by selling the outstanding DDS common stock, as well as the expected financial results of DDS for the period prior to such a sale. These revised estimates were based upon the Company's efforts to sell DDS during the three month period ended April 30, 1999, as well as DDS' recent operating results. The 1999 amounts also reflect increased marketing, promotional, and development activity, as a result of including the selling, general and administrative expenses of DDS and ESI, acquired in May 1998. The increase also includes $132,000 and $964,000 for the three and nine month periods ended April 30, 1999, respectively, for amortization of deferred compensation for consultants and for options granted in connection with the acquisitions of DDS and ESI. This amortization for the nine months ended April 30, 1999 relates primarily to the deferred compensation recognized in connection with the Company's consulting agreement with Liviakis Financial Communications, which is fully recognized as of March 15, 1999.

          Net loss for the three and nine month periods ended April 30, 1999 were $4,933,000, or $.64 per common share, and $7,575,000, or $1.07 per common share, compared to net loss of $791,000, or $.15 per share, and $747,000, or $.19 per share for the same periods in the prior fiscal year. The decrease in net results is primarily attributable to the $3.2 million write-off of goodwill and the $98,000 net loss recognized on the sale of the audiometrics business during the quarter ended April 30, 1999, as well as increased selling,general and administrative costs and decreased gross margins.


          LIQUIDITY AND CAPITAL RESOURCES

          Working capital (deficit) of the Company at April 30, 1999 was $(528,000), compared to $793,000 at fiscal year ended July 31, 1998. The $1,321,000 decrease in working capital primarily reflects the effect of operating losses, partially offset by the proceeds received from the private placements of Series B Convertible Preferred Stock and common stock (see Note 4) and the proceeds received from the sale of the audiometrics business unit (see Note 3) during the quarter ended April 30, 1999.

          The Company has incurred net losses of $4,933,000 and $7,575,000, respectively, for the three and nine month periods ended April 30, 1999, as well as a net loss of $3,674,000 for the year ended July 31, 1998. This and other factors, such as working capital needed for the Company's operations, requires additional funding beyond that which the Company currently has available. The Company therefore must immediately raise additional capital.

          On January 5, 1999, the Company announced its intention to change the Company's business strategy and direction in order to focus all of its resources on ESI, and the continued development of the INJEX(TM)System. To affect this change, the Company has sold certain assets of its audiometrics business unit, and plans to sell its U.S. dental business unit (DDS). These sales will likely provide a reduction in the Company's expected short-term working capital needs as a result of eliminating the operating losses those business units have been incurring. In addition, the Company continues to seek other sources of additional working capital through equity and/or debt placements or secured financing. No assurance can be given that the Company's plans to sell its U.S. dental business unit will be successfully achieved, or that such other financing arrangements will be obtained. Further, no assurance can be given that such sales or financing arrangements would be successfully completed within the necessary time frame and, if so, on terms not dilutive to existing stockholders.

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

          PART II. - OTHER INFORMATION

          Item 2.   CHANGES IN SECURITIES

          During the three months ended April 30, 1999, the holder of Series A Convertible Preferred Stock exercised its conversion rights, converting an aggregate of 170 shares of the preferred stock to 234,390 shares of the Company's Common Stock.

          In February 1999, the Company closed a private placement of 1,600 shares of Series B Convertible Preferred Stock to three purchasers at a purchase price of $1,000 per share, or an aggregate purchase price of $1.6 million, together with Warrants to purchase up to 25,000 shares of the Company's Common Stock at an execise price of $3.00 per share.

          In April 1999, the Company issued 200,000 shares of its common stock as a fee for the retention of a financial consultant. Also in April 1999, the Company closed two private placements of a total of 590,000 shares of the Common Stock with two "accredited investors".

          The issuance of the foregoing shares of Common and Preferred Stock was claimed exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

          Item 5.   OTHER INFORMATION

          On April 8, 1999, the Company sold certain assets of its audiometric business to Maico Diagnostic GmbH ("Maico"), a German company, for $640,000. The sale was in furtherance of the Company's intention, announced on January 5, 1999, to focus all of its business resources on the development, manufacture and marketing of the needle-free drug injection system of its wholly-owned subsidiary, Equidyne Systems, Inc., and was made pursuant to an Assets Purchase Agreement, dated April 8, 1999, by and between the Company, the Company's wholly-owned subsidiary, Rosch Medizintechnik GmbH ("Rosch GmbH") and Maico.

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K for an event on February 3, 1999 to report that the Company sold 1,600 shares of Series B
          Convertible Preferred Stock, in a private plavement to three purchasers, for $1,000 per share or an aggregate purchase price of $1.6 million, together with Warrants to purchase up to 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share.


          Exhibits -

          10.1 Assets Purchase Agreement, dated April 8, 1999, by and between the Company, Rosch GmbH and Maico Diagnostic GmbH

          27. Financial Data Schedule

                                   SIGNATURES
                                   ----------

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMERICAN ELECTROMEDICS CORP.



          Dated:  June 15, 1999            /s/ Thomas A. Slamecka
                                               --------------------
                                               Thomas A. Slamecka
                                               Chairman (Principle
                                               Executive Officer)


          Dated:  June 15, 1999            /s/ Michael T. Pieniazek
                                               ---------------------
                                               Michael T. Pieniazek
                                               Chief Financial Officer
                                              (Principle Financial Officer)

                                 EXHIBIT INDEX


Exhibit             Description
-------             -----------
 10.1               Assets Purchase Agreement,  dated April 8, 1999, by and
                    between the Company, Rosch GmbH and Maico Diagnostic GmbH

 27                 Financial Data Schedule