Form 10KSB
period 1999-07-31
AMERICAN ELECTROMEDICS CORP
filed 1999-10-29
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                     July 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________________to______________________________
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of October 21, 1999, there were 9,830,955 shares of Common Stock outstanding and the aggregate market value of such Common Stock (based upon the closing bid price on such date) of the Registrant held by non-affiliates was approximately $8,118,708.

Revenues for the fiscal year ended July 31, 1999 totaled $6,789,000.

Documents incorporated by reference: Portions of the Registrant's Definitive Proxy Statement for the annual meeting of stockholders to be held on December 9, 1999 are incorporated by reference into Part III of this report.

Item 1. DESCRIPTION OF BUSINESS

The Company

     The Company is engaged in developing, manufacturing and selling the following two categories of healthcare products: (i) needle-free drug delivery systems, and (ii) intraoral dental cameras and related products. In January 1999, the Company announced its intention to focus upon the needle-free drug delivery system and to dispose of its other product lines. The Company's German subsidiary, Rosch GmbH Medizintechnik ("Rosch GmbH"), will continue to market and distribute intraoral dental cameras and related products, but will focus primarily on the needle-free drug delivery system in Europe. As of July 31, 1999, the Company owned 75% of Rosch GmbH. In September 1999, a minority shareholder of Rosch GmbH purchased an additional portion of the Company's 75% ownership of Rosch GmbH through a combination of cash payments to the Company and additional capital contributions into Rosch GmbH, thereby reducing the Company's ownership of Rosch GmbH to 50.01%.

     Our INJEX(TM) needle-free drug injection system is a hand-held, spring-powered device that injects drugs from a needle-free syringe through the skin as a narrow, high pressure stream of liquid. The INJEX(TM) system is intended to eliminate risks of contaminated needle stick accidents and the resulting diseases from hypodermic needles and syringes. The INJEX(TM) system has received U.S. FDA 510(k) clearance to market the system in the U.S., and we expect to begin marketing the product in early 2000. Our wholly-owned subsidiary, Equidyne Systems, Inc. ("ESI") holds the U.S. patents to the INJEX(TM) system and will market it world-wide, except for Europe, which will be marketed through Rosch GmbH.

     The intraoral dental camera systems display close-up high quality color video or digital images of dental patients' teeth and gums. These images help dentists and other dental care workers in displaying dental health and hygiene problems. Using these systems, treatment plans, discussions and on-going patient information are enhanced so patients can better see, understand and accept treatment recommendations. This product line has been the largest segment of our business, but has also been the least profitable. As our focus has shifted towards the INJEX(TM) system , we are trying to sell our U.S. intraoral dental camera business.

     We also had manufactured and marketed diagnostic audiometric medical devices which identified diseases and disorders of the middle ear. As part of our plan to shift the focus to the INJEX(TM) system , we sold the assets of this product line in April 1999 and exited all related business activities .

     Our company was incorporated under Delaware law on January 28, 1977. Our executive offices are at 13 Columbia Drive, Suite 5, Amherst, New Hampshire 03031, and our telephone number is (603) 880-6300.

Recent Developments

     On January 5, 1999, we announced a change of our business direction. We decided to focus our business resources on the INJEX(TM) system of Equidyne Systems, Inc. To affect this change in direction, we sold substantially all of our assets connected with our audiometric equipment product line in April 1999, and are actively seeking to sell our U.S. intraoral dental camera business.

     Sale of Audiometric Business Assets. In April 1999, we completed a sale of substantially all of our assets connected with our audiometrics business, pursuant to an Assets Purchase Agreement for a total sale price of $625,000. These assets consisted mainly of our domestic audiometric inventory, as well as all patents, trademarks and other rights associated with the audiometrics business, including the name "American Electromedics". As a result, we are no longer in the business of selling audiometric medical devices, and we intend to request a change in our name at the 1999 annual meeting of stockholders.

     Rosch GmbH Medizintechnik. On July 8, 1999, a Germany-based investment banking firm contributed capital amounting to $1.5 million into Rosch GmbH, obtaining an approximate 25% share of this subsidiary. This investment was followed by the sale of all European rights, patent applications and trademarks associated with the INJEX(TM) system to Rosch GmbH for $750,000. As a result, Rosch GmbH will conduct all development, manufacturing and marketing of the INJEX(TM) system in the European market.

     The investment banking firm made a second investment in Rosch GmbH in September 1999. This investment consisted of two parts. The first was an additional capital contribution in the amount of $1.6 million. The second part was a direct purchase of ownership in Rosch GmbH from American Electromedics for an additional $1.6 million. This investment further reduced our ownership percentage to 50.01%. As we own over 50% of Rosch GmbH, and maintain control of this subsidiary, we will continue to consolidate Rosch GmbH in our financial statements.

     Private Placement of Preferred Stock. On February 3, 1999, we sold 1,600 shares of Series B 5% convertible preferred stock at a purchase price of $1,000 per share for total price of $1,600,000, together with warrants to purchase of 25,000 shares of common stock at an exercise price of $3.00 per share exercisable until January 31, 2002. We used the net proceeds of $1,500,000 (after offering expenses) to repay $650,000 of notes and for general working capital purposes. The Series B Preferred Stock is convertible into Common Stock at a conversion rate equal to $1,000 divided by the lower of (i) $2.00 or (ii) 75% of the average closing bid price for the common stock for the five trading days immediately preceding the conversion date. As of October 26, 1999, 1,170 shares of Series B Preferred Stock were outstanding.

     Private Placements of Common Stock. In April 1999, the Company retained American Financial Communications ("AFC") as a corporate communications and financial consultant. The consulting agreement expires in November 1999 and provides a total fee for AFC's services of 200,000 shares of the Company's common stock. The Company has valued the shares at the fair market value on the effective date of the agreement, which was $.94 per share, and has recorded deferred compensation totaling $188,000 to be amortized over the term of the agreement. In April 1999, the Company closed two private placements for a total of 590,000 shares of Common Stock for aggregate net proceeds of $486,000, to two "accredited investors", as such term is defined in Regulation D under the Securities Act.

Needle-Free Injection Systems

     In May 1998, we acquired Equidyne Systems, Inc., a California corporation ("ESI"), based in San Diego, California. Through ESI, the Company is in the business of developing, manufacturing and marketing its INJEX(TM) needle-free injector system (the "INJEX(TM) System"), a hand-held, spring-powered device that injects drugs from a needle-free syringe through the skin as a narrow, high pressure stream of liquid. The name INJEX(TM) is a registered trademark of ESI. The INJEX(TM) System eliminates the need to pierce skin with a sharp needle thus eliminating the risk of potentially contaminated needle stick incidents and the resulting blood-borne pathogen transmission. The INJEX(TM) System is significantly smaller, easier to use, less expensive and more comfortable than previous needle-free injection systems marketed by ESI's competitors. The Company believes that the key to widespread market acceptance of the INJEX(TM) System will depend on its ability to compete on the basis of the foregoing criteria.

     The INJEX(TM) System consists of three components: (i) a pen-sized reusable jet injector, (ii) a reset box which also acts as a carrying case and (iii) a plastic, sterile, disposable ampule which contains the medication fluid. The Company also produes a full-range of accessories which allow the INJEX(TM) System to be used with all standard medication containers.

     We have received approximately $35 million in orders for both testing and end-user purposes. These orders are primarily for Europe. Currently, we have adequate manufacturing capacity in place for the injector pens and reset boxes, and intend to expand our manufacturing capacity as necessary in order to meet current and expected future demand. We do not possess the internal manufacturing capacity for the ampules required for utilization of the INJEX(TM) system, instead we subcontract the production of ampules to specialized contract manufacturers. Our subcontractors currently have in place limited production capabilities for the ampules, and are currently expanding production capacity. Our ability to increase capacity is dependent upon our ability to raise the necessary working capital.

     The INJEX(TM) System is currently designed to deliver variable doses of fluid medication from .02 ml to .5 ml. The ampules can be pre-filled by the medication manufacturer for resale through pharmacies or delivered sterilized and empty to be filled by patients or care providers.

     ESI's core technology can be used for many different drug delivery regimens and allows for needle-free injection into the subcutaneous tissue. There are many uses for this product including in the physician's office, hospitals and clinic environments, for self-administered injections by people with diabetes, allergies or human growth disorders and vaccine inoculations such as for polio, tetanus, rabies, flu, etc. The INJEX(TM) System also has applications in the dental and veterinary markets.

     In recent years, increased awareness of the dangers of blood-borne pathogen transmission has led to increased concern about needle safety in hospitals, and for healthcare professionals and their patients. As a result, there is now significant pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries. The U.S. Occupational Safety and Health Administration ("OSHA") has issued various regulations to improve safety, and most recently, the State of California has enacted healthcare worker safety legislation which requires healthcare providers to evaluate the various uses of needle-syringes in their facilities and to begin using alternative injection systems to protect healthcare worker safety where appropriate. Under the law, healthcare providers can be held liable if a worker becomes infected from a needlestick injury and suitable alternatives to needle-syringes were available but not used.

     ESI holds two U.S. patents for features of the INJEX(TM) system and has received U.S. Food and Drug Administration ("FDA") 510(k) clearance to market the system in the United States. ESI will begin marketing the system in the U.S. in the spring of 2000. At the start, ESI will market the system through exclusive arrangements with medical products distributors. ESI is also discussing licensing and joint development agreements with pharmaceutical companies in the U.S. to market the system. ESI also has plans to market its products overseas. Currently, it has distribution arrangements in Asia and Mexico.

     All aspects of developing, manufacturing and marketing the INJEX(TM) system in European markets will be conducted by Rosch GmbH. Rosch GmbH received CE-mark approval in September 1999, allowing it to sell the INJEX(TM) system directly over-the-counter, and sales of the system are expected to commence by the end of calendar 1999.

Intraoral Dental Cameras and
Related Products

     The largest segment of the Company's business today is the sale of intraoral dental camera systems and related dental products, which are sold in the U.S. and Europe through the Company's subsidiaries, Dynamic Dental and Rosch GmbH, respectively. In January 1999, the Company announced its intention to divest its ownership of Dynamic Dental, in order to focus on the continued development and marketing of the INJEX(TM) system. The Company will continue to sell dental products through Rosch GmbH. The Company had acquired Dynamic Dental in May 1998 in exchange for 750,000 shares of the Company's Common Stock, valued at approximately $3 million, and $225,000 in cash.

     Intraoral cameras display close-up high quality color video or digital images of dental patients' teeth and gums. These images help dentists and other dental care workers in displaying dental health and hygiene problems. Using these systems, treatment plans, discussions and on-going patient information are enhanced so patients can better see, understand and accept treatment recommendations. The Company markets two kinds of camera systems, the DynaCam(TM) and the Viola(TM).

     In 1997, the Company began selling and distributing the Viola(TM) camera system, manufactured in Germany, in markets outside North America, South America and Australia. In September 1997, the Company received FDA clearance to sell this system. In November 1997, the Company began a marketing program to introduce the system in the United States. Due to differences in the U.S. and German markets, the Company has had only limited success in marketing the Viola(TM) in the U.S. In particular, unlike the German and other European markets, where the majority of dental offices contain a single or small number of operatories (rooms where patients receive dental care), the majority of U.S. dental offices contain multiple operatories. The Viola(TM) intraoral camera system, as currently designed, is generally not as cost effective for offices containing multiple operatories as systems designed for such uses such as the DynaCam(TM). During 1999, the Company replaced its marketing of the Viola(TM) in the U.S. with the DynaCam(TM).

     In the United States, the Company focuses its efforts on selling intraoral cameras as part of a complete digital operatory system, including cameras, dental and cosmetic imaging software, and related hardware and equipment. The Company also offers digital x-ray equipment that can be combined with its camera system.

     Digital operatory hardware and software allow the dentist and his/her assistants to capture and store the pictures taken by the intraoral camera on their computer system. Once digitized, these images are stored in a database for that specific patient and can be recalled for viewing and comparison. The basic system allows dentists to store over 45,000 individual images on their system as compared to four images on most intraoral camera systems. The dentist can enhance the picture, giving the patients a better view of their teeth and helps the patient accept the recommended treatment plan. Images can also be transferred to other dentists via the video conferencing module or on the Internet. The system also integrates with most practice management software packages, allowing the dentist to save time by not having to reenter the patient's name in each program.

     Cosmetic imaging software takes a digitized image of a patient's smile and gives the dentist the ability to make changes to the smile. This allows the patient to see what his or her smile would look like if the patient accepts the treatment proposed by the dentist. Cosmetic dentistry is the fastest growing part of a dental practice, and is also the most profitable to the dentist. Cosmetic imaging software allows dentists to enhance this part of their practice and attract new patients.

     Digital x-ray is a new method of obtaining traditional dental x-rays. Instead of x-ray film being placed in the patient's mouth, exposed to radiation, then developed in a solution in a dark room, this system does it digitally. A small computer sensor, the size of the film, is placed in the patient's mouth and exposed, using a 90% reduction in radiation. The image is instantly displayed on a computer screen and sent via computer into a data base containing the patient's file. The x-ray image can be enhanced and enlarged and measurements taken giving both the dentist and the patient more information. As with the other software sold by the Company, the image can be viewed and sent via video conferencing or on the Internet.

     Through Dynamic Dental, the Company also possesses a distribution agreement with the Sony Business and Professional Group, a division of Sony Electronic, Inc., for the distribution of printers, monitors and digital cameras. The Company also purchases and distribute various other products relating to digital operatory system without formal distribution agreements. These include computers, computer accessories and workstation cards.

Diagnostic Audiometric Medical Devices

     Historically, the Company's business was based primarily on the development, manufacture and sale of four different models of Tympanometers(R). However, based upon the change in the strategic direction of the Company announced in January 1999, the Company has sold the assets associated with its audiometrics business, and is no longer involved in the manufacture and sale of audiometrics products.

Rosch GmbH

     As of September 30, 1999, Rosch GmbH is a 50.01%-owned subsidiary located in Berlin, Germany. It is involved in the marketing and distribution of healthcare products, primarily the Company's products, to primary care physicians throughout Europe. Substantially all of the Company's foreign and export sales are conducted through Rosch GmbH. In the near term, it is expected that Rosch GmbH will concentrate its efforts on the introduction of the
INJEX(TM) system into European markets, while continuing to market and distribute intraoral dental cameras and other related products.

Product Development

     The Company is committed to fund the continued development, manufacturing capabilities and marketing necessary to bring the INJEX(TM) needle-free injection system to market by early 2000, and to continue increasing manufacturing capacity based on demand. The Company anticipates that approximately $2 to $4 million may be required for multiple fully-automated production lines and marketing.

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

     The Company has obtained ISO 9001/EN 46001 certification of its quality systems. This certification shows that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Such certification, along with European Medical Device Directive certification, evidence compliance with the requirements enabling the Company to affix the CE Mark to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries.

Patents and Trademarks

     The Company holds two United States patents and has applied for nine foreign patents for its INJEX(TM) needle-free drug injection system. The Company also possesses certain registered trademarks and copyrights for names which it believes are important to its business.

Marketing

     The Company plans to market and distribute the INJEX(TM) System for home care applications such as for people with diabetes, allergies, human growth disorders, arthritis, osteoporosis or other diseases involving in home self injections. It also plans to have licensing and joint development agreements with drug companies and manufacturers of injectable pharmaceuticals in the United States and worldwide. The Company expects that product sales will be directed to pharmaceutical companies, pediatric clinics, infectious disease wards, and outpatient clinics where the threat of an accidental needle stick and patient trauma are highest. The Company's marketing plans may change significantly depending on its discussions with drug companies and manufacturers and its success in securing licensing and/or joint development agreements with such entities.

     In August 1998, the Company entered into an agreement to supply La Sociedad Mercantil Mexicana ("LSM") with the INJEX(TM) System for use in LSM's clinic in Baja California, Mexico and for exclusive distribution within that geographic territory, subject to LSM purchasing specified quantities.

     In September 1998, the Company entered into an agreement to supply HNS International, a California corporation, with the INJEX(TM) System for exclusive distribution within Asia and Australia, subject to the distributor selling specified quantities within the territory.

     In January 1999, the Company entered into an agreement for Precision Medmark Inc. ("PMM") to establish and manage a network of medical device dealers within the United States. Specifically excluded from such agreement are ampules pre-filled by pharmaceutical companies or for use in conjunction with specific proprietary drugs and individual stand-alone injectors to support initial sales of the pharmaceutical companies' products. The agreement with PMM is for an initial term of 18 months, with the renewal terms on a non-exclusive basis.

     The Company's intraoral camera systems and other dental products are marketed to dental practitioners throughout the United States by Dynamic Dental through 32 independent regional dealers who are retained by Dynamic Dental on a non-exclusive, best efforts basis. The Viola(TM) system is marketed throughout Europe through Rosch GmbH. Rosch GmbH both distributes products directly and through regional dealers. In fiscal 1999, more than a majority of the Company's sales were in Europe.

     The Company participates in exhibitions at major medical, educational and public health conventions. It also advertises its products domestically and internationally in journals for dentists, pediatricians, allergists, otolaryngologists, otologists and family practitioners and also for schools, public health clinics and HMOs.

Materials

     The Company has begun manufacturing the INJEX(TM) System for commercial distribution. The INJEX(TM) System's reusable injector pen and reset box are made of a combination of molded plastic and medical-grade stainless steel products. The disposable plastic components of the INJEX(TM) System include the ampule which contains the drug, and the accessories used with medication containers. The Company has contracted with manufacturers of specialty medical devices for the production of the component parts of the INJEX(TM) System. The Company is in the process of expanding its contract manufacturing capacity to meet the anticipated future demand.

     The intraoral cameras and other dental equipment distributed by the Company are purchased from suppliers and resold to the Company's customers.

Employees

     At July 31, 1999, the Company and its subsidiaries had 47 employees, 14 of whom were management or administrative personnel, 21 were engaged in sales activities, and 12 were engaged in manufacturing and service related activities. In addition, when necessary, the Company uses independent engineering consultants for design support and new product development.

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

     Medi-Ject, Inc., founded in 1979, has previously marketed a needle-free injector system known as the "MediJector," which consists of an injector without a removable or disposable component. Medi-Ject, Inc. has entered into various licensing and development agreements with multi-national pharmaceutical and medical device companies covering the design and manufacture of customized injection systems for specific drug therapies.

     Another principal manufacturer of needle-free injection systems is Bio-Ject Inc., formed in 1985. Bio-Ject, Inc. has sold a CO2 powered injector since 1993. The injector is designed for and used almost exclusively for vaccinations in doctors' offices or public clinics. Bio-Ject, Inc. has also acquired Vitajet Corporation, which has introduced a coil spring injector system which incorporates a disposable needle-free syringe.

     Several other companies have needle-free medication delivery systems in various stages of development, which may ultimately compete with the INJEX System.

     Safety syringes are presently made by a small number of new firms, none of which has a significant share of the total syringe market. BDC also manufactures these devices, but the high cost of safety syringes and the continued problem of controlled disposal has weakened the demand for them.

     The Company expects Equidyne to compete with the smaller safety syringe manufacturers and jet injector firms, based on factors such as health care worker safety, ease of use, costs of controlled disposal and patient comfort. The Company expects that when all costs are considered, the INJEX(TM) System will compete successfully.

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

Item 2. DESCRIPTION OF PROPERTY

     The Company's corporate offices are located in Amherst, New Hampshire in facilities containing 800 square feet subleased to the Company rent-free through its expiration in February 2000.

     DDS maintains its administrative and sales operations in Gainesville, Georgia where it rents a facility containing 2,000 square feet under an operating lease which expires in October 2001. DDS rents these facilities for $1,800 per month.

     ESI maintains its administrative and sales operations in San Diego, California where it leases a facility containing 1,200 square feet under a renewable quarterly lease currently expiring in December 1999 for $1,000 per month. ESI is also leasing a production facility in Aliso Viejo, California containing approximately 1,700 square feet at $2,000 per month, expiring in September 2000.

     Rosch GmbH maintains its administrative and sales offices in Berlin, Germany where it leases a facility containing 6,400 square feet at $8,800 per month. The five year lease expires in May 2002.

     The Company believes that these facilities are adequate for its current business needs.

Item 3. LEGAL PROCEEDINGS

     On June 26, 1998, Christer O. Andreasson filed an action against ESI, the Company, and four former directors of ESI, in Superior Court of California, County of San Diego, seeking an indeterminate amount of damages arising from his employment relationship with ESI over several months spanning late 1995 and early 1996, which was prior to the Company's acquisition of ESI. In February 1999, the parties settled this proceeding upon payment of $30,000 by ESI.

     On December 10, 1998, Charles S. Aviles, Jr. and Barry Hochstadt, former shareholders, officers and employees of DDS, filed an action in Superior Court of California, County of Orange, against Henry Rhodes, the President and a former shareholder of DDS, DDS and the law firm that had represented DDS and its shareholders during its acquisition by the Company, seeking damages in excess of $1,000,000 and an indeterminate amount of punitive damages and costs arising from the plaintiffs' prior relationships with DDS. On January 13, 1999, the action was removed to the United States District Court for the Central District of California. Although this action is at a preliminary stage, preliminary discovery has commenced and based upon its present knowledge, the Company believes that DDS has meritorious defenses to the allegations against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Sales Prices for Company's Common Stock

     The Common Stock of the Company is traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol AMER. The following table sets forth for the indicated periods the high and low bid prices of the Common Stock for the fiscal years ended July 31, 1999 and July 31, 1998. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

-------------------------------------- ------------------------------------- ------------------------------------

            Fiscal Period                   Fiscal Year Ended 7/31/99             Fiscal Year Ended 7/31/98
-------------------------------------- ------------------------------------- ------------------------------------
                                             High                Low               High                Low
-------------------------------------- ------------------ ------------------ ------------------ -----------------
            First Quarter                          $4.31              $2.38              $1.88              $1.00
-------------------------------------- ------------------ ------------------ ------------------ -----------------
           Second Quarter                           2.31                .88               1.50                .66
-------------------------------------- ------------------ ------------------ ------------------ -----------------
            Third Quarter                           2.50                .84               4.94                .88
-------------------------------------- ------------------ ------------------ ------------------ -----------------
           Fourth Quarter                           2.56               1.03               4.81               3.19
-------------------------------------- ------------------ ------------------ ------------------ -----------------

Approximate Number of Holders of Company's Common Stock

     As of July 31, 1999, there were approximately 920 stockholders of record of the Company's Common Stock. The Company believes that a substantial amount of the shares are held in nominee name for beneficial owners.

Dividends

     The Company has never paid any cash dividends on its Common Stock and its Board of Directors has no present intention of declaring any cash dividends in the foreseeable future. In addition, the Convertible Preferred Stock imposes certain restrictions on cash dividends on the Common Stock. The Company's outstanding Series A and Series B Convertible Preferred Stock provides for annual dividends at the base rate of 5% of the liquidation preference, as defined.

Recent Sales of Unregistered Securities

     During the three month period ended July 31, 1999, the holders of the Series B Convertible Preferred Stockholders exercised conversion rights and converted a total of 430 shares of preferred stock into 431,530 shares of the Company's common stock. In addition, the holder of the Series A Convertible Preferred Stock converted a total of 430 shares of preferred stock into 513,237 shares of the Company's common stock. These conversions were exempt pursuant to
Section 3(a)(9) of the Securities Act of 1933.

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

Results of Operations

     Consolidated net sales were $6,789,000 for the fiscal year ended July 31, 1999 ("Fiscal 1999") compared to $7,025,000 during the fiscal year ended July 31, 1998 ("Fiscal 1998"). During Fiscal 1999, the Company experienced decreased sales of its audiometrics products, until April 1999, when the assets associated with the audiometric product line were sold. As a result, revenue from audiometrics product sales decreased from $1.6 million in Fiscal 1998 to $600,000 in Fiscal 1999. This decrease was partially offset by the May 1998 acquisition of DDS, which resulted in inclusion of a full year of sales for DDS (approximately $1.1 million) in Fiscal 1999, as compared to three months of sales for DDS (approximately $600,000) in Fiscal 1998. In addition, the sales of Rosch GmbH increased during Fiscal 1999 by approximately $200,000.

     Net loss for Fiscal 1999 was $9,861,000, or $1.39 per share, compared to a net loss of $3,674,000, or $1.01 per share, for Fiscal 1998. The Fiscal 1999 net loss includes a non-cash charge of approximately $3.2 million representing a write-off of the unamortized goodwill associated with DDS. As discussed in Note 3 to the consolidated financial statements, this write-off was based primarily upon revised estimates as to the expected sale price which could be obtained by selling the outstanding DDS common stock, as well as the expected future financial results of DDS. These revised estimates were based upon the Company's efforts to sell DDS, as well as DDS' recent operating results. The overall increase in net loss in Fiscal 1999 is also attributable to increased selling, general and administrative expenses (see below), and was partially offset by license fee revenue of $576,000 recognized by ESI during Fiscal 1999. License fee revenue represents fees paid for exclusive distribution rights to the INJEX System in specific geographic areas.

     Cost of sales, as a percentage of net sales, for Fiscal 1999 was 75.2% versus 66.8% for Fiscal 1998. The increase in cost as a percentage of sales can be attributed to the product mix which included sales of DDS for twelve months of Fiscal 1999 as compared to three months for fiscal 1998. As the Company's sales mix became more significantly related to dental camera products, and as costs of sales for dental camera products is greater than for other product lines, as expected, costs of sales as a percentage increased.

     Selling, general & administrative expense (SG&A) and research and development expense increased in Fiscal 1999 over Fiscal 1998. The $2,722,000 increase in SG&A expenses is due to the acquisitions of DDS and ESI which took place in the fourth quarter of Fiscal 1998, and thus only three months of expenses for these subsidiaries were included in the consolidated financial statements for Fiscal 1998, as compared to a full year for Fiscal 1999. Throughout Fiscal 1999, the Company began to shift its focus towards ESI's INJEX System, and by the fourth quarter, the INJEX System became the focus of the Company. As a result, the expenses related to ESI increased significantly in all areas. Headcount was increased, additional consulting services were purchased, and a second operating facility was added as the Company began to build the infrastructure necessary to achieve its goal of bringing the INJEX System to market. Research and development expense also increased by approximately 220% as a result of these efforts. These increases in SG&A were partially offset by decreases resulting from the sale of the assets associated with the audiometrics product line in April 1999. In anticipation of this sale, audiometrics headcount reductions took place beginning in January, 1999, and the audiometrics operating facility lease was terminated.

Liquidity and Capital Resources

     At July 31, 1999, the Company had a working capital deficit of $1,262,000, compared to positive working capital at July 31, 1998 of $793,000. The decrease of approximately $2 million during 1999 was primarily the result of the Company's net loss, which was partially offset by the net proceeds of approximately $1.5 million from the placement of Series B Preferred Stock, a capital contribution of approximately $1.5 million into Rosch GmbH by its minority shareholders, and proceeds from the sale of the audiometrics assets of $625,000. The Company also used $526,000 of working capital to invest in property and equipment, primarily related to tooling necessary for manufacture of the INJEX System.

     In September 1999, the Company raised additional working capital through a transaction with a minority shareholder of Rosch GmbH whereby an additional capital contribution was made to Rosch GmbH of approximately $1.6 million. In addition, one-third of the Company's ownership in Rosch GmbH at that time was sold to the minority shareholder for an additional $1.6 million. As a result of this transaction, the Company's ownership of Rosch GmbH was reduced to 50.01%. As the Company continues to maintain a controlling interest, Rosch GmbH will continue as a consolidated subsidiary until and unless the Company elects to sell additional shares of its ownership, or Rosch GmbH sells its shares directly. The proceeds from this transaction will be used for general working capital and for the possible redemption of a portion of the outstanding
Convertible Preferred Stock. Though this transaction provided significant additional working capital to the Company, it does not provide sufficient working capital to sustain the Company through the expected time necessary to achieve positive cash flows from operations. Additional working capital will be needed in fiscal 2000, and therefore, the Company continues to seek additional capital through equity and/or debt placements or secured financing; however, no assurance can be given that such financing arrangements would be successfully completed and, if so, on terms not dilutive to existing stockholders.

     The Company's working capital requirements and, as shown in the financial statements, the net losses incurred of $9,861,000 and $3,674,000 for the years ended July 31, 1999 and 1998, respectively, as well as other factors, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern (See Footnote 13 to Notes to Consolidated Financial Statements).

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

     The Company has completed its plan to resolve the Year 2000 Issue which involved the following four phases: assessment, remediation, testing and implementation. The assessment indicated that most of the Company's significant information technology systems would be affected, including its financial information system which includes its general ledger, accounts payable, billing and inventory systems. The assessment was also undertaken on the Company's products, however, following the sale of the audiometrics assets in April 1999 (See Note 3), the Company no longer sells products which utilize software and hardware (embedded chips) which could require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. The Company's manufacturing processes consist principally of unautomated assembly of components manufactured by outside third-parties. The Company has begun to gather information about the Year 2000 compliance status of its significant suppliers, and will take appropriate steps to monitor their compliance on an ongoing basis.

     Regarding its information technology exposures, the Company utilizes an unmodified off-the-shelf software package. The Company has purchased and installed a year 2000-compliant upgrade, and is now fully year 2000 compliant with respect to its financial information systems, and as the new software is also an unmodified off-the-shelf package, testing to ensure Year 2000 compliance is not necessary.

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

     The total cost of the Company's Year 2000 project was approximately $5,000, which was funded through operating cash flows. The project costs consisted principally of the cost of new software, which has been capitalized.

     Management of the Company believes it has effectively resolved the Year 2000 Issue. However, exposure continues to exist relative to the Company's outside suppliers, which could have a materially adverse effect on its manufacturing and shipping operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company currently has no contingency plans in place in the event of an unforeseen Year 2000 problem. The Company plans to continue to monitor its suppliers, and will develop such a plan if necessary.


Euro Currency Conversion

     The Company is aware of and has developed systems designed to handle the introduction of the Euro as an effective currency in Europe. Although the Company believes the systems that have been implemented are sufficient for the Company to be able to process Euro denominated transactions, there can be no assurances that such systems will actually function as designed. If they do not function as designed, the Company's financial results could be adversely affected. To date, the Company has not encountered any significant processing issues related to the introduction of the Euro. The introduction of the Euro has not materially affected the manner in which the Company conducts its operations, nor has it required the Company to alter any significant contracts.

Factors Affecting Future Results

     As originally announced in January 1999, the Company has shifted its focus to concentrate its resources on the INJEX needle-free drug delivery system (INJEX). This shift of focus has led to the sale of the Company's audiometrics assets in April 1999, as well as a planned sale of its U.S. intraoral dental camera operation.

     As a result, the Company's future operating results are difficult to predict and will be affected by a number of factors, including; the timely ability to bring the INJEX System to market, the ability to obtain sufficient working capital, continued development of the INJEX System and its components, sufficiency of manufacturing capacity, demand for the INJEX System and ability to capture sufficient market share, development and sales and marketing results of competing products, competetive pricing pressures and fluctuating economic conditions in the U.S., Europe, Asia and other international markets. In addition, the Company's recent sale of its audiometrics assets, the planned sale of its U.S. intraoral dental camera operation and reductions to the Company's ownership share of Rosch GmbH make it impractical to use past performance as a predictor of future results.

     This past year has been a year of transition for the Company. We began the year with a strategy of growth through acquisitions. However, the response to the INJEX system, combined with market forces which contributed to operating losses in the audiometrics and U.S. dental product lines, led to our decision to focus our resources on ESI and its INJEX System.

     As with most small developing companies, raising and maintaining sufficient operating capital is a continuing issue. During the year, a shortage of capital has, at times, slowed our development activities. However, we have made significant strides towards fully automated production which will supply the world-wide demand for the INJEX System. We currently have manual production capabilities which recently began supplying product to German and U.S. markets. The automated systems, which are being developed concurrently in Europe and the U.S., will allow us to serve a larger market, reduce costs, and assuming sufficient working capital, work towards improved financial condition and profitability.

     Other milestones reached during the year include: The signing of a long-term distribution contract with La Sociedad Mercantil Mexicana ("LSM"), a Mexican medical supplies distributor; an agreement with Precision MedMark ("PMM") to distribute the INJEX System throughout the U.S.; agreements with HNS International, Inc. to distribute the INJEX System throughout Japan and Asia; the sale of certain assets of the audiometric product line to Maico Diagnostic GmbH, a German company; a contract with Diamed-depot-system to distribute the INJEX System in Germany, along with an agreement with Medical Service Europe BV to distribute the INJEX System in Belgium, Luxembourg and the Netherlands, which are expected to generate significant revenues; receipt of ISO 9001 and EN-46001 quality certifications for the INJEX System; receipt of the European CE Mark, allowing distribution of the INJEX System throughout Europe, both through normal distribution channels, and directly to the consumer; and an agreement with Concord Effekten AG ("Concord"), an investment banking firm based in Frankfurt, Germany, to bring our Germany-based subsidiary, Rosch GmbH Medizintechnik ("Rosch GmbH") to the Frankfurt New Market Exchange through an initial public offering of its shares. In July and September, Concord made substantial investments in Rosch GmbH, which have provided the Company with substantial working capital.

Item 7. CONSOLIDATED FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                            Page

Report of Ernst & Young LLP, Independent Auditors.............................15


Consolidated Balance Sheets at July 31, 1999 and 1998.........................16


Consolidated Statements of Operations for the Years Ended
  July 31, 1999 and 1998......................................................17


Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended July 31, 1999 and 1998..................................18

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1999 and 1998......................................................20

Notes to Consolidated Financial Statements....................................21

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
American Electromedics Corp. and Subsidiaries.

We have audited the accompanying consolidated balance sheets of American Electromedics Corp. and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American
Electromedics Corp. and subsidiaries at July 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

                                                       /s/     ERNST & YOUNG LLP


Manchester, New Hampshire
October 26, 1999

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           July 31
                                                                                ------------------------------
                                                                                     1999            1998
                                                                                ------------------------------
Assets                                                                                       (Thousands)
Current Assets:
Cash and cash equivalents..................................................            $    210        $   396
Accounts receivable, net of allowance of $44,000 and
 $13,000 in 1999 and 1998, respectively                                                     897          1,169
Inventories................................................................               1,480          1,951
Prepaid and other current assets...........................................                 196            223
                                                                                ------------------------------
        Total current assets...............................................               2,783          3,739

Property and Equipment:
 Machinery and equipment...................................................                  36            475
                                                                                            309             --
Tooling
 Furniture and fixtures....................................................                 371            306
 Leasehold improvements....................................................                  29             13
                                                                                ------------------------------
                                                                                            745            794
Accumulated depreciation...................................................                (115)          (436)
                                                                                ------------------------------
                                                                                            630            358
Goodwill...................................................................                 715          4,298
Patents....................................................................               2,897          3,027
Other......................................................................                 216             36
                                                                                ==============================
                                                                                       $  7,241        $11,458
                                                                                ==============================
Liabilities & Stockholders' Equity
Current Liabilities:
Bank debt..................................................................            $  1,073        $ 1,033
Accounts payable...........................................................               1,784          1,118
Accrued liabilities........................................................                 815            723
Dividends payable..........................................................                 373             72
                                                                                ------------------------------
   Total current liabilities...............................................               4,045          2,946

Minority interest in consolidated subsidiary...............................                 440             --

Stockholders' Equity:
Preferred stock, $.01 par value;
Authorized-1,000,000 shares:
  Series A Convertible; Outstanding - 2,400 shares
    in 1999 and 3,000 in 1998..............................................               1,909          2,387
  Series B Convertible; Outstanding - 1,170 shares
    in 1999 and none in 1998 ..............................................                 982             --
Common stock, $.10 par value; Authorized-
  20,000,000 shares; Outstanding - 9,637,621
  and 7,058,136 shares in 1999 and 1998, respectively......................                 963            705
Additional paid-in capital.................................................              14,837         12,643
Retained deficit...........................................................             (15,541)        (5,680)
Accumulated other comprehensive loss.......................................                (200)          (249)
                                                                                ------------------------------
                                                                                          2,950          9,806
Deferred compensation......................................................                (194)        (1,294)
                                                                                ------------------------------
         Total stockholder's equity........................................               2,756          8,512
                                                                                ==============================
                                                                                       $  7,241        $11,458
                                                                                ==============================


                             See accompanying notes.

                 AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended July 31
                                                               ------------------------------
                                                                     1999              1998
                                                               ------------------------------
                                                                 (Thousands, except per share
                                                                            amounts)

Net sales ...................................................  $  6,789            $  7,025
Cost of goods sold ..........................................     5,107               4,692
                                                               ------------------------------
   Gross profit .............................................     1,682               2,333

Selling, general and administrative expenses ................     8,303               5,581
Research and development ....................................       392                 122
Write-down of goodwill ......................................     3,196                --
                                                               ------------------------------

   Total operating expenses .................................    11,891               5,703
                                                               ------------------------------

Operating loss ..............................................   (10,209)             (3,370)

Other income (expenses):
   License fee revenue ......................................       576                --
   Loss on sale of audiometrics assets ......................       (98)               --
   Interest, net ............................................      (174)               (186)
   Undistributed earnings (loss) of affiliate ...............      --                    56
   Minority interest in affiliate ...........................        35                 (85)
   Other ....................................................         9                 (89)
                                                               ------------------------------
                                                                    348                (304)
                                                               ------------------------------

Net loss ....................................................  $ (9,861)           $ (3,674)
                                                               ==============================
Net loss attributable
 to common stockholders* ....................................  $(10,695)           $ (4,746)
                                                               ==============================
Net loss per share,
 basic and diluted ..........................................  $  (1.39)           $  (1.01)
                                                               ==============================

* The years ended July 31, 1999 and 1998 include the impact of dividends on stock for (a) a non-cash, non-recurring beneficial conversion feature of $533,000 and $1,000,000, respectively; and (b) $301,000 and $72,000, respectively, of dividends on Preferred Stock.


                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                                   (Thousands)

                                                                                                                        Accumulated
                                                        Convertible                            Additional                 Other
                                                      Preferred Stock       Common Stock        Paid-in     Retained  Comprehensive
                                                                                                Capital      Deficit       Loss
                                                   ---------------------------------------------------------------------------------
                                                    Shares      Book      Shares    Par Value
                                                               Value
                                                   ------------------------------------------
Balance at August 1, 1997 ......................      --          --       2,553         255      2,919      (2,006)         --

Conversion of convertible debentures, net ......      --          --         720          72        625          --          --
Private placement of common stock, net .........      --          --       1,050         105        923          --          --
Issuance of common stock for investment in
   affiliates, net .............................      --          --         210          21        159          --          --
Issuance of common stock for acquisitions, net .      --          --       1,350         135      5,490          --          --
Stock and warrants issued for services .........      --          --       1,000         100      1,480          --          --
Exercise of stock options ......................      --          --         175          17        158          --          --
Sale of convertible preferred stock and
  warrants .....................................       3     $ 2,387          --          --        255          --          --
Dividend on convertible preferred stock ........      --          --          --          --        (72)         --          --
Conversion feature on convertible preferred
  stock ........................................      --      (1,000)         --          --      1,000          --          --
Dividend on beneficial conversion feature ......      --       1,000          --          --     (1,000)         --          --
Deferred compensation related to common
  stock options ................................      --          --          --          --        706          --          --
Amortization of deferred compensation ..........      --          --          --          --         --          --          --
Translation adjustment .........................      --          --          --          --         --          --    $   (249)
Net loss .......................................      --          --          --          --         --      (3,674)         --
                                                   ---------------------------------------------------------------------------------
  Balance at July 31, 1998 .....................       3       2,387       7,058         705     12,643      (5,680)       (249)
Private placements of common stock, net ........      --          --         590          59        427          --          --
Common stock issued for services ...............      --          --         200          20        168          --          --
Exercise of stock options and warrants .........      --          --         610          61        (39)         --          --
Dividends on convertible preferred stock .......      --          --          --          --       (391)         --          --
Sale of convertible preferred stock and warrants       2       1,384          --          --        114          --          --
Conversion feature on convertible
  preferred stock...............................      --        (533)         --          --         533         --          --
Dividend on beneficial conversion feature ......      --         533          --          --       (533)         --          --
Conversion of convertible preferred stock ......      (1)       (880)      1,179         118        837          --          --



                                                                     Total
                                                     Deferred     Stockholders'
                                                   Compensation     Equity
                                                   ----------------------------




Balance at August 1, 1997 ......................         --          1,168

Conversion of convertible debentures, net ......         --            697
Private placement of common stock, net .........         --          1,028
Issuance of common stock for investment in
  affiliates, net ..............................         --            180
Issuance of common stock for acquisitions, net .         --          5,625
Stock and warrants issued for services .........   $ (1,580)            --
Exercise of stock options ......................         --            175
Sale of convertible preferred stock and
  warrants .....................................         --          2,642
Dividend on convertible preferred stock ........         --            (72)
Conversion feature on convertible preferred
  stock ........................................         --             --
Dividend on beneficial conversion feature ......         --             --
Deferred compensation related to common
  stock options ................................       (706)            --
Amortization of deferred compensation ..........        992            992
Translation adjustment .........................         --           (249)
Net loss .......................................         --         (3,674)
                                                   -----------------------
  Balance at July 31, 1998 .....................     (1,294)         8,512
Private placements of common stock, net ........         --            486
Common stock issued for services ...............       (188)            --
Exercise of stock options and warrants .........         --             22
Dividends on convertible preferred stock .......         --           (391)
Sale of convertible preferred stock and warrants         --          1,498
Conversion feature on convertible
  preferred stock...............................         --             --
Dividend on beneficial conversion feature ......         --             --
Conversion of convertible preferred stock ......         --             75


Amortization of deferred compensation ..........         --          --          --          --         --          --          --
Translation adjustment .........................         --          --          --          --         --          --          49
Net loss .......................................         --          --          --          --         --      (9,861)         --
Sale of subsidiary capital stock ...............         --          --          --          --      1,078          --          --
                                                   ---------------------------------------------------------------------------------

  Balance at July 31, 1999 .....................          4    $  2,891       9,637    $    963   $ 14,837    $(15,541)   $   (200)
                                                   =================================================================================


Amortization of deferred compensation ..........      1,288       1,288
Translation adjustment .........................         --          49
Net loss .......................................         --      (9,861)
Sale of subsidiary capital stock................         --       1,078
                                                   --------------------

  Balance at July 31, 1999 .....................   $   (194)   $  2,756
                                                   ====================




                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended July 31
                                                                        -----------------------------
                                                                            1999           1998
                                                                        -----------------------------
                                                                                 (Thousands)
Operating activities:
Net loss ............................................................  $(9,861)             $(3,674)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization .......................................      530                  269
Deferred compensation amortization ..................................    1,288                  992
Loss on sale of audiometrics assets .................................       98                   --
Loss on sale of affiliate ...........................................       --                   64
Write-down of goodwill ..............................................    3,196                   --
Undistributed earnings (loss) of affiliate ..........................       --                  (56)
Minority interest ...................................................      (35)                  85
Other ...............................................................       25                  (67)
Changes in operating assets and liabilities:
  Accounts receivable ...............................................      319                  598
  Inventories, prepaid and other current assets .....................     (118)                 (27)
  Accounts payable and accrued liabilities ..........................    1,686                 (856)
                                                                       -----------------------------
Net cash used in operating activities ...............................   (2,872)              (2,672)

Investing activities:
Proceeds from sale of audiometrics assets ...........................      625                   --
Investment in affiliates, net of cash acquired ......................       --                 (138)
Purchase of property and equipment, net .............................     (526)                (188)
Acquisition of DDS and ESI, net of cash acquired ....................       --                 (151)
Proceeds from sale of affiliate .....................................       --                  247
                                                                       -----------------------------
Net cash provided by (used in) investing activities .................       99                 (230)

Financing activities:
Principal payments on long-term debt ................................       --                 (532)
Proceeds (payments) from debt and bank lines-of-credit ..............     (512)                 (97)
Issuance of common stock, net .......................................      486                1,028
Issuance of capital stock by consoldiated
  subsidiary ........................................................    1,553                   --
Proceeds from exercise of common stock options ......................       22                  175
Issuance of convertible preferred stock, net ........................    1,498                2,642
Other ...............................................................      (16)                  --
                                                                       -----------------------------
Net cash provided by financing activities ...........................    3,031                3,216
                                                                       -----------------------------
Effect of exchange rate on cash .....................................     (444)                (389)
                                                                       -----------------------------
Decrease in cash and cash equivalents ...............................     (186)                 (75)
Cash and cash equivalents, beginning of year ........................      396                  471
                                                                       =============================
Cash and cash equivalents, end of year ..............................  $   210              $   396
                                                                       =============================

Noncash transactions:
 Common stock and warrants issued for services ......................  $   188              $ 1,580
 Conversion of convertible preferred stock ..........................  $   880                   --
 Exercise of stock options and warrants .............................  $   590                   --
 Conversion of convertible subordinated debt into
    common stock ....................................................       --              $   697
 Common stock issued in connection with acquisitions ................       --              $ 5,805

                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description

     American Electromedics Corp. (the "Company") is engaged in the development, manufacture and sale of medical equipment principally to the United States and European medical communities. The Company's current primary focus is on the continued development of the INJEX needle-free drug injection system. The Company also markets and sells intraoral dental camera equipment, and through April 1999, produced Tympanometers(R) and Audiometers, two devices designed for audiological testing purposes. In April 1999, the Company sold all of its assets associated with its audiological testing products.

     The Company recognizes revenue upon receipt of a firm customer order and shipment of the product, net of allowances for warranties, which have not been material. The Company does not recognize revenue on product shipments that are subject to rights of return, evaluation periods, customer acceptance, or any other contingencies until such contingency has expired. The Company receives revenue on sales of distribution rights and license fees, which is recognized over the terms of the related agreements.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. During 1999, the Company's formerly wholly-owned subsidiary, Rosch GmbH, received a capital investment from an outside third party, reducing the Company's ownership interest to 75%. Rosch GmbH continues to be consolidated, and the Company continues to maintain a controlling interest. See Note 5 for further information. All material intercompany transactions have been eliminated.

Cash and Cash Equivalents

     For the purpose of reporting cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

Inventories

     Inventories are stated at the lower of cost (predominantly average cost method) or market.

Depreciation

     Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method over the various estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease agreement. Repairs and maintenance costs are expensed as incurred and betterments are capitalized.

Goodwill and Patents

     In April 1999, upon the sale of the Company's audiometrics assets, $189,000
of  unamortized   goodwill   associated  with  the  audiometrics   business  was
written-off against the sale proceeds. See Note 3.

     Also in April 1999, the Company wrote-off approximately $3.2 million of goodwill associated with its wholly-owned subsidiary, Dynamic Dental Systems. See Note 3.

     Goodwill is the purchase price in excess of the fair value of net assets acquired at the Company's date of acquisition. Goodwill is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Amortization expense for the years ended July 31, 1999 and 1998 was $124,000 and $112,000, respectively. Accumulated amortization at July 31, 1999 and 1998 is $116,000 and $354,000, respectively.

     Patents are being amortized on a straight-line basis over 15 years, the remaining life of the patent. Amortization expense for the years ended July 31, 1999 and 1998 was $206,000 and $51,000, respectively. Accumulated amortization as of July 31, 1999 and 1998 is $257,000 and $51,000, respectively.

     The Company continually assesses the recoverability of its goodwill and patents based on estimated future results of operations and undiscounted cash flows in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Based on the Company's assessment, other than as described in
Note 3, there was no impairment in the carrying value of goodwill or its other long-lived assets at July 31, 1999 or 1998.

Research and Development

     Research and development costs are charged to operations as incurred.

Advertising Costs

     Costs associated with advertising products are expensed when incurred. Advertising expense was $417,000 and $440,000 in 1999 and 1998, respectively.

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

Foreign Currency Translation

     The  financial  statements of the Company's  foreign  subsidiary  have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using average exchange rates. The gains and losses resulting from changes in exchange rates from the date of acquisition of Rosch GmbH to July 31, 1999 have been reported separately as a component of stockholders' equity. The aggregate transaction gains and losses are insignificant.

Comprehensive Income (Loss)

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components; however, the adoption of this statement had no impact on the Company's results of operations or stockholders' equity. For the year ended July 31, 1999, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its German subsidiary, Rosch GmbH. SFAS 130 requires such adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     The foreign currency translation adjustment and comprehensive loss for the year ended July 31, 1999 was $49,000 and ($9,812,000), respectively. The foreign currency translation adjustment and comprehensive loss for the year ended July 31, 1998 was ($249,000) and ($3,923,000), respectively. As of July 31, 1999 and
1998, the cumulative translation adjustment and accumulated other comprehensive loss was ($200,000) and ($249,000), respectively.

Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, and diluted earnings per share reflects the potential dilution that would occur if securities such as stock options and preferred stock conversion rights were exercised.

2.   ACQUISITIONS:

     On April 30, 1998, the Company acquired all of the issued and outstanding capital stock of Dynamic Dental Systems, Inc. ("DDS"), pursuant to an Agreement and Plan of Merger, whereby DDS became a wholly-owned subsidiary of the Company. DDS was founded in 1997 and is a distributor of digital operator hardware, cosmetic-imaging software, intraoral dental camera systems and digital x-ray equipment. The total cost of acquisition was approximately $3.2 million consisting primarily of 750,000 shares of the Company's Common Stock, valued at an aggregate price of $3,000,000, and $225,000 in cash. The purchase price exceeded the fair value of net assets acquired by approximately $3.4 million, which was being amortized on a straight-line basis over 15 years, however, such amount was written down to zero as of July 31, 1999. See Note 3. The acquisition was accounted for as a purchase and, accordingly, the operating results of DDS have been included in the Company's consolidated financial statements since the date of acquisition.

     On May 12, 1998, the Company acquired Equidyne Systems, Inc. ("ESI"). ESI was founded in 1990 and is engaged in the development of the INJEX(TM) needle-free drug injection delivery system, which is designed to eliminate the risks of contaminated needle stick accidents and the resulting cross contamination of hepatitis, HIV, and other diseases. The total cost of acquisition was approximately $2.6 million consisting of 600,000 shares of the Company's Common Stock. The acquisition was accounted for as a purchase and, accordingly, the operating results of ESI have been included in the company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.0 million, which was allocated to patents, is being amortized over 15 years, the remaining life of the patent.

     The  following  unaudited  proforma   consolidated   financial  results  of
operations assume the acquisitions of DDS, ESI and Rosch GmbH (See Note 5) occurred as of the beginning of Fiscal 1998:



                                                     Year Ended July 31, 1998
                                                   ----------------------------
     Net sales..................................           $ 8,970,000
     Net loss...................................           $(3,813,000)
     Loss per share:
              Basic.............................           $      (.66)
                                                           ===========
              Diluted...........................           $      (.66)
                                                           ===========


3.   DIVESTITURES

     In January 1999, the Company announced its intention to focus its resources on the needleless injection system ("INJEX(TM)") being developed by its wholly-owned subsidiary, ESI, and hired an investment banking firm to assist in the marketing and selling of the Company's audiometric and U.S. dental businesses.

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

     To date, the Company's efforts to sell DDS have been unsuccessful, and based upon these results, the Company has revised its estimates as to the ultimate sale price which could be obtained for DDS. In addition, since its acquisition in April 1998, DDS has experienced a significant downturn in its gross revenues, as well as gross profit margins, and has incurred net losses totaling approximately $1.2 million for the year ended July 31, 1999. These results are due to a variety of factors including changes within the dental camera industry and DDS' competitors, the adverse affects of which became evident during the quarter ended April 30, 1999.

     Based upon the factors described above, management reviewed the continuing value of the goodwill associated with DDS, taking into consideration the revised estimates as to the expected sale price which could be obtained for the outstanding DDS common stock, as well as the expectation that DDS' net operating results and future cash flows will not likely be positive. Based upon this review, the Company has written-off the goodwill, which had a book value, net of accumulated amortization, of $3.2 million, as a charge against operations during the year ended July 31, 1999.


4.   INVENTORIES:

     Inventories consist of the following at July 31:

                                           1999              1998
                                        ----------        ----------
     Raw materials                      $ 133,000         $  291,000
     Work-in-process                         --               29,000
     Finished goods                      1,347,000         1,631,000
                                        ----------        ----------
                                        $1,480,000        $1,951,000
                                        ==========        ==========

5.   INVESTMENT IN AFFILIATE:

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

     On July 8, 1999, the Company's German subsidiary, Rosch GmbH, received a capital infusion of approximately $1.5 million from an outside investment banking firm. This contribution of capital diluted the Company's ownership in Rosch GmbH from 100% to 75%. As the Company continues to maintain a controlling interest in Rosch GmbH, it continues to consolidate the operation of Rosch GmbH. As a result, the Company has recognized a minority interest in the consolidated subsidiary in an amount equivalent to 25% of the subsidiary's net assets as of July 31, 1999, or $440,000. This balance includes the minority shareholder's 25% share of Rosch GmbH's net losses attributed to the period July 8 through July 31, 1999, which was approximately $35,000.

     The following is summarized unaudited financial information of Rosch GmbH.

                                                        Year Ended July 31,
                                                    --------------------------
                                                       1999            1998
                                                    --------------------------
     Sales.......................................   $5,123,000      $5,400,000
     Gross profit................................    1,865,000       1,631,000
     Net income (loss)...........................     (542,000)       (381,000)
     Current assets..............................    2,453,000       2,267,000
     Non-current assets..........................    1,206,000         258,000
     Current liabilities.........................    1,899,000       1,907,000
     Non-current liabilities.....................          -0-             -0-

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

6.   DEBT

     Rosch GmbH has revolving lines of credit from two German-based banks. These lines-of-credit bear interest rates ranging from 8.125% to 9.0% and permit total borrowings of up to $876,000. As of July 31, 1999 and 1998, there was $483,000 and $368,000, respectively, outstanding under these revolving lines-of-credit.

     Rosch GmbH also has Term Loans with German-based banks. The first loan is payable in equal monthly installments of $22,000 through May 2000. Interest is 4.5% per annum, and as of July 31, 1999, there was $197,000 outstanding under this loan. The second loan is payable in its entirety on February 2, 2000.
Interest is 5.7% per annum, and as of July 31, 1999, there was $393,000 outstanding under this loan.

     As of July 31, 1998, there was $595,000 outstanding under two separate Term Loans. During 1999, these balances were repaid and the loan agreements were terminated.

     Borrowings under outstanding loans are collateralized by the accounts receivable and inventory of Rosch GmbH and are guaranteed by the Company.

7.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

     Earnings per share, basic and diluted, were computed using weighted average shares outstanding of, 7,720,251 for 1999 and 4,687,707 for 1998. Dilutive securities were not included in the calculation of diluted weighted average shares due to their anti-dilutive effect.

8.   INCOME TAXES:

     The Company's deferred tax assets (which result primarily from net operating loss carryforwards and accrued expenses) as of July 31, 1999 and July 31, 1998 were $4,095,000 and $1,650,000, respectively. SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists and therefore has maintained a valuation allowance of $4,095,000 and $1,650,000 as of July 31, 1999 and July 31, 1998,
respectively. As of July 31, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of $8,727,000 that expire from 2004 to 2019. The Company's foreign subsidiary has net operating loss carryforwards for German income tax purposes of approximately $615,000, which under the German Tax Code, do not expire. The net provision for income taxes was $-0- for the years ended July 31, 1999 and 1998.

     Significant components of the Company's deferred tax assets are as follows:


                                                             1999                 1998
                                                          -----------          -----------
Deferred tax assets:
         Net operating loss carryforwards                 $ 3,582,000          $ 1,079,000
         Accrued expenses                                      83,000               90,000
         Inventory                                            139,000               32,000
         Other                                                 10,000               16,000
         Deferred compensation                                281,000              433,000
                                                          -----------          -----------
           Total deferred tax assets                        4,095,000            1,650,000
         Valuation allowance for deferred tax assets       (4,095,000)          (1,650,000)
                                                          ===========          ===========
Net deferred tax assets                                   $       -0-          $       -0-
                                                          ===========          ===========


A reconciliation of income taxes computed at the federal statutory rates to income tax expense is as follows:



                                                          1999                     1998
                                                 ----------------------------------------------
                                                 Amount        Percent     Amount       Percent
                                                 ----------------------------------------------

Benefit at Federal Statutory Rates               $(3,353,000)  (34%)       $(1,050,000) (34%)

Foreign Income Taxes
   at Differing Statutory Rates                     (209,000)    (2)                 --    --

Change in Valuation Reserve                        2,445,000      25            992,000    32
Goodwill Amortization                              1,291,000      13             57,000     2

Other                                               (174,000)    (2)              1,000    --
                                                 ==============================================
    Total                                                $--      0%                $--    0%
                                                 ==============================================


9.   EQUITY:

     Conversion of Debentures. As of November 3, 1997, the Company issued an aggregate of 720,000 shares of its Common Stock upon the conversion of $720,000 principal amount of its 14% Convertible Subordinated Debentures due October 31, 1999 (the "Debentures"). This represented the entire issue of Debentures. The Company had reduced the conversion price of the Debentures to $1.00 per share from $3.75 per share, effective October 17, 1997 through October 27, 1997, in connection with October 1997 amendments to arrangements with a bank pursuant to a Forbearance and Workout Agreement, and its efforts to obtain additional equity capital.

     Private Placements of Common Stock:

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

     In April 1999, the Company closed two private placements for a total of 590,000 shares of Common Stock for aggregate net proceeds of $486,000, to two "accredited investors", as such term is defined in Regulation D under the Securities Act.

     In November 1997, the Company closed a private placement of 1,050,000 shares of Common Stock, at a price of $1.00 per share, or an aggregate purchase price of $1,050,000 to a group of "accredited investors," as such term is defined in Regulation D under the Securities Act. The Company used $150,000 of the placement proceeds to repay portions of its indebtedness to a bank, and used the balance of the proceeds for working capital, including increasing its ownership interest in Rosch GmbH.

     In February 1998, the Company retained Liviakis Financial Communications, Inc. ("LFC") as a financial consultant for a term of one year for a fee of 1,000,000 shares of the Company's Common Stock, valued at $1.00 per share, the fair market value, and warrants for an additional 1,000,000 shares of Common Stock exercisable at $1.00 per share for four years. The fair value of the 1,000,000 warrants was determined to be $580,000 through the application of the Black-Scholes method. Consulting expense of $1,580,000 for the common stock and warrants issued was recognized ratably over the one year term of the agreement.

     Preferred Stock:

     Series A:

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

     The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, and provides for an annual dividend equal to 5% of the liquidation preference, which may be paid at the election of the Company in cash or shares of its Common Stock. The annual dividend rate was increased to 12% as of June 5, 1998 because the Company did not file the Registration Statement covering the Common Stock underlying the Series A Preferred Stock within 30 days of the initial closing. The Registration Statement was filed on July 10, 1998, and was declared effective in March 1999. The rate had increased to 18% through the effective date of the Registration Statement, at which time the dividend rate returned to 5%.

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

     During the year ended July 31, 1999, the holder of Series A Convertible Preferred Stock exercised its option and converted 600 shares of preferred stock and accrued dividends of approximately $66,000 into 747,627 shares of the Company's common stock.

     Series B:

     On February 3, 1999, the Company sold 1,600 shares of Series B Preferred Stock to three purchasers for $1,000 per share or an aggregate purchase price of $1.6 million, together with Warrants to purchase up to 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share and exercisable until January 31, 2002. In addition, the Company issued warrants to purchase up to 60,000 shares of the Company's Common Stock to the placement agent, exercisable at $3.00 per share until September 23, 2001. On the date of issuance, the Company determined these warrants had a value of $114,000.

     The Series B Preferred Stock is convertible into shares of common stock at a conversion rate equal to $1,000 divided by the lower of (i) $2.00 or (ii) 75% of the average closing bid price for the common stock for the five trading days immediately preceding the conversion date. The Company may force conversion of all ( and not less than all) of the outstanding shares of Series B Preferred Stock at any time after the first anniversary of the effective date of a registration statement covering the underlying shares of Common Stock. There is no minimum conversion price. Should the bid price of the Common Stock fall substantially prior to conversion, the holders of the Series B Preferred Stock could obtain a significant portion of the Common Stock upon conversion, to the detriment of the then holders of the Common Stock.

     The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, and provides for an annual dividend equal to 5% of the liquidation preference, which may be paid at the election of the Company in cash or shares of its common stock.

     The conversion discount of the Series B Preferred Stock is considered to be an additional preferred stock dividend. The maximum discount available of $533,000 was initially recorded as a reduction of preferred stock and an increase to additional paid-in capital. As the preferred stock became fully convertible effective May 1, 1999, the Company recognized the additional dividends at that date by recording a charge to income available to common stockholders.

     During the year ended July 31, 1999, the holders of the Series B Convertible Preferred Stockholders exercised conversion rights and converted a total of 430 shares of preferred stock and accrued dividends of approximately $9,000 into 431,530 shares of the Company's common stock.

Stock Options and Warrants:

     In April 1999, the Company issued warrants to purchase up to 500,000 shares of the Company's Common Stock at $2.50 per share in connection with a private placement of Common Stock. The warrants are exercisable through April 2002.

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

                                              1999              1998
                                            --------------------------

Expected life (years)                            4                 4
Interest rate                                    6%                6%
Volatility                                    1.54              1.15
Dividend yield                                 0.0%              0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because FAS 123 is applicable only to options granted subsequent to July 29, 1995, its pro forma effect will not be fully reflected until fiscal year 1999. The Company's pro forma information is as follows:

                                                           (Thousands)
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------

Pro forma net loss                                  $(11,540)         $(5,498)
Pro forma net loss per share                        $  (1.50)         $ (1.17)

Option activity for the years ended 1999 and 1998 is summarized below:

                                           1999                     1998
                                ------------------------------------------------
                                     Shares    Weighted      Shares    Weighted
                                               Average                 Average
                                               Exercise                Exercise
                                                 Price                   Price
                                ------------------------------------------------
Outstanding at beginning of        1,774,633     $1.71       403,333     $3.23
year
  Granted                            554,319      1.46     1,866,300      1.55
  Expired or canceled               (112,833)     2.37      (320,000)     3.09
  Exercised                          (20,500)     1.07      (175,000)     1.00
                                   ---------               ---------

Outstanding at end of year         2,195,619      1.62     1,774,633      1.71
                                   =========               =========

Exercisable at end of year         1,643,292      1.57     1,494,133      1.63
                                   =========               =========

Available for future grants           20,000                  20,000
                                      ======                  ======

Weighted-average fair value
of options granted during year                    $2.76                  $8.20
                                                  =====                  =====

The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 1999:

                                    Options Outstanding                           Options Exercisable
                                ---------------------------                     ------------------------
                                                  Weighted
                                                   Average         Weighted                     Weighted
                                                  Remaining        Average                      Average
     Range of                     Number         Contractual       Exercise       Number        Exercise
 Exercise Prices                Outstanding         Life            Price       Exercisable      Price
---------------------------------------------------------------------------------------------------------
$1.00 - $2.25                    1,797,319        3.5 years          $1.14       1,344,992       $1.02
$3.00 - $4.38                      398,300        3.67 years         $3.76         298,300       $4.02
                                 ---------                                       ---------
                                 2,195,619                                       1,643,292
                                 =========                                       =========

10.  COMMITMENTS:

     The Company leased its corporate offices under an operating lease which was terminated effective April 30, 1999, following the sale of certain of its audiometrics business assets (See Note 3). Effective May 1, 1999, the Company commenced a sublease of its corporate offices which expires in February 2000. Rent expense for the years ended July 31, 1999 and 1998 was $34,000 and $33,000, respectively.

     Rosch GmbH leases its administrative and sales offices under a 60-month lease expiring in May 2002. Rent expense for the years ended July 31, 1999 and 1998 was $98,000 and $105,000, respectively.

     The Company's domestic subsidiaries lease operating facilities under various operating leases expiring through October 2001. Total rent expense under these leases for the year ended July 31, 1999 was $57,000.

11.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:

     The Company's primary customers are in the medical field. At July 31, 1999 and July 31, 1998, substantially all accounts receivable balances are concentrated in this industry. The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without regard to collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

                                         Domestic       German
                                        Operations    Operations    Eliminations    Consolidated
                                        --------------------------------------------------------
Year ended July 31, 1999:                                    (Thousands)

 Net sales                               $ 1,787        $5,002                        $ 6,789
 Transfers between
   geographic areas                           79           121          (200)              --
                                         -------        ------           ---          -------
Net sales                                  1,866         5,123          (200)           6,789
Loss from operations                      (9,667)         (542)                       (10,209)
Assets                                     3,582         3,659                          7,241

                                         Domestic       German
                                        Operations    Operations    Eliminations    Consolidated
                                        --------------------------------------------------------
Year ended July 31, 1998:                                    (Thousands)

 Net sales                               $ 2,155        $4,870                        $ 7,025
 Transfers between
   geographic areas                          131           530          (661)              --
                                         -------        ------           ---          -------
Net sales                                  2,286         5,400          (661)           7,025
Loss from operations                      (2,989)         (381)                        (3,370)
Assets                                   $ 8,933        $2,525                        $11,458

Prior to the acquisition and consolidation of Rosch GmbH in fiscal year 1998, the Company did not conduct any significant business in foreign countries.

13.  GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $9,861,000 and $3,674,000 for the years ended July 31, 1999, and 1998, respectively. In addition, the Company's current liabilities exceed its current assets by $1,262,000 at July 31, 1999. These and other factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

14.  SUBSEQUENT EVENTS

     In September 1999, a minority stockholder of Rosch GmbH purchased an additional one third of the Company's 75% ownership share of Rosch GmbH, bringing the minority stockholders' overall percentage ownership of Rosch GmbH to 49.99%. The purchase price was approximately $1.6 million. In addition, the minority stockholder made a second capital contribution into Rosch GmbH of $1.6 million.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION
        16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than November 29, 1999 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

Item 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than November 29, 1999 pursuant to Regulation 14A.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than November 29, 1999 pursuant to Regulation 14A.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than November 29, 1999 pursuant to Regulation 14A.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number            Description of Exhibit
----------------------------------------

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

3.2 Certificate of Designations of Series A Convertible Preferred Stock of the Company (filed with the Secretary of State of Delaware on May 5, 1998, filed as Exhibit 2.2 to the May 1998 Form 8-K, and incorporated herein by reference).

3.3 Certificate of Designations of Series B 5% Convertible Preferred Stock of the Company (filed with the Secretary of State of Delaware on February 3, 1999, filed as exhibit 3.1 to February 3, 1999 Form 8-K (the " February 1999 Form 8-K"), and incorporated herein by reference).

3.4.1          By-Laws of the Company (filed as Exhibit 3(b) to Registration No.
               2-71775, and incorporated herein by reference).

3.4.2 Amendments to the By-Laws of the Company (filed as Exhibit 3(c) to the Company's 1990 Form 10-K and incorporated herein by reference).

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

10.4 1996 Stock Option Plan (filed as Exhibit A to the Company's 1996 Proxy Statement, and incorporated herein by reference).

10.5.1 Consulting Agreement, dated as of March 24, 1995, between the Company and Alan Gelband Company, Inc. (filed as Exhibit 10.6 to the Company's 1995 Form 10-KSB, and incorporated herein by reference).

10.5.2 Standstill Agreement dated October 1, 1997, between Registrant and Alan Gelband (filed as Exhibit 10.13 to the Company's 1997 Form 10-KSB and incorporated herein by reference).

10.6 Stock Purchase Agreement, dated January 11, 1996, between the Company and Andy Rosch (filed as Exhibit 1 to the Company's Form 8-K for an event of January 11, 1996, and incorporated herein by reference).

10.7.1 Loan Agreement, dated October 4, 1996, between the Company and Citizens Bank New Hampshire (the "Bank") (filed as Exhibit 10.9.1 to the Company's Form 10-KSB for the fiscal year ended July 27, 1996 (the "1996 Form 10-KSB") and incorporated herein by reference).

10.7.2 Security Agreement, dated October 4, 1996, between the Company and the Bank (filed as Exhibit 10.9.2 to the Company's 1996 form 10-KSB, and incorporated herein by reference).

10.7.3 Revolving Line of Credit Promissory Note, dated October 4, 1996, from the Company to the Bank (filed as Exhibit 10.9.3 to the Company's 1996 Form 10-KSB, and incorporated herein by reference).

10.7.4 Term Promissory Note, dated October 4, 1996, from the Company to the Bank (filed as Exhibit 10.9.4 to the Company's 1996 Form 10-KSB, and incorporated herein by reference).

10.7.5 Forebearance and Workout Agreement, dated October 28, 1997, between Registrant and the Bank (filed as Exhibit 10.12 to Registrant's Form 10-KSB for the fiscal year ended July 31, 1997 ("1997 Form 10-KSB") and incorporated herein by reference).

10.8 Form of 14% Convertible Subordinated Debenture, due October 31, 1999 (filed as Exhibit 4 to the Company's Form 8-K for an event of October 25, 1996, and incorporated herein by reference).

10.9 Amended Employment Agreement, dated as of January 1, 1998, between the Company and Thomas A. Slamecka (filed as Exhibit
               10.10 to Registration No. 333-58937 and incorporated herein by reference).

10.10 Employment Agreement, dated January 1, 1998, between the Company and Michael T. Pieniazek (filed as Exhibit 10.11 to Registration No. 333-58937 and incorporated herein by reference).

10.11 Contract of Employment between Rosch GmbH Medizintechnik and Andy Rosch effective January 1, 1996 (filed as Exhibit 10.14 to Registration No. 333-58937 and incorporated herein by reference).

10.12.1 Agreement and Plan of Merger, dated as of April 30, 1998, among the Company, DDS Acquisition Corporation, Dynamic Dental Systems, Inc. ("DDS") and others (without Exhibits or Schedules thereto) (filed as Exhibit 2.3 to the May 1998 Form 8-K and incorporated herein by reference).

10.12.2 Certificate of Merger between DDS Acquisition Corporation and DDS, filed with the Secretary of State of Delaware on May 5, 1998 (filed as Exhibit 2.4 to the May 1998 Form 8-K and incorporated herein by reference).

10.13 Agreement and Plan of Merger, dated as of March 27, 1998, among the Company, ESI Acquisition Corporation and Equidyne Systems Inc. ("ESI") (incorporated by reference to Exhibit 2 to the Company's Form 8-K for an event of March 27, 1998).

10.14 Employment Agreement, dated as of April 30, 1998, by and between Dental Dynamic Systems, Inc. and Henry J. Rhodes (filed as
               Exhibit 2.8 to the May 1998 Form 8-K and incorporated herein by reference).

10.15 Employment Agreement, dated as of May 11, 1998, by and between Equidyne Systems, Inc. and Lawrence Petersen (filed as Exhibit
               2.9 to the May 1998 Form 8-K and incorporated herein by reference).

10.16.1 Securities Purchase Agreement, dated as of May 5, 1998, among the Company, West End Capital LLC and the Purchaser listed therein (filed as Exhibit 10.1 to the May 1998 Form 8-K and incorporated herein by reference).

10.16.2        Form of Warrant  issued to West End Capital LLC (filed as Exhibit
               10.2 to the May 1998 Form 8-K and incorporated herein by reference).

10.16.3 Registration Rights Agreement, dated as of May 5, 1998, among the Company, West End Capital LLC and the Purchaser listed therein (filed as Exhibit 10.3 to the May 1998 Form 8-K and incorporated herein by reference).

10.17 Stock Purchase Option Agreement, dated November 1, 1997, between the Company and Andy Rosch (without exhibits) (filed as Exhibit
               10.1 to the  Company's  Quarterly  Report on Form  10-QSB for the
               period ended October 31, 1997 and incorporated herein by reference).

10.18 Consulting Agreement, dated February 19, 1998, between the Company and Liviakis Financial. Communications, Inc. (filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 and incorporated herein by reference).

10.19 Form of Stock Purchase Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed to report an event of November 26, 1997 and incorporated herein by reference).

10.20* Consulting Agreement, dated as of April 23, 1999, between the Company and American Financial Communications.

10.21*         Sales  Contract for Patents,  dated July 8, 1999,  by and between
               the   Company,    Equidyne   Systems,   Inc.   and   Rosch   GmbH
               Medizintechnik.

10.22 Assets Purchase Agreement, dated April 8, 1999, by and between the Company, Rosch GmbH Medizintechnik and Maico Diagnostic GmbH (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended April 30, 1999 and incorporated herein by reference).

10.23* Investment Agreement, dated July 8, 1999, by and between the Company, Rosch GmbH Medizintechnik and Concord Effekten AG, and Andy Rosch.

10.24* Participation Agreement, dated September 30, 1999, by and between the Company, Rosch GmbH Medizintechnik and Concord Effekten AG and Andy Rosch.

10.25.1 Form of Securities Purchase Agreement for sale of Series B Preferred Stock (filed as Exhibit 10.1 to the February 1999 Form 8-K and incorporated herein by reference).

10.25.2 Form of Warrant Agreement (filed as Exhibit 10.2 to the February 1999 Form 8-K and incorporated herein by reference).

10.25.3 Form of Registration Rights Agreement (filed as Exhibit 10.3 to the February 1999 Form 8-K and incorporated herein by reference).

21.*           List of  subsidiaries.

23*            Consent of Ernst & Young LLP.

27*            Financial data schedule.


---------
*    Filed herewith.


(b)            Reports on Form 8-K:  None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   AMERICAN ELECTROMEDICS CORP.


                                          By:      /s/ Thomas A. Slamecka
                                                   ------------------------
Dated:  October 29, 1999                           Thomas A. Slamecka,
                                                   Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Signature                    Title                            Date
                  ---------                    -----                            ----
(1) Principal Executive Officer

/s/Thomas A. Slamecka
--------------------------------               Chairman of the Board            October 29, 1999
            Thomas A. Slamecka


(2) Principal Financial Officer

/s/Michael T. Pieniazek                        President, Chief Financial       October 29, 1999
--------------------------------               Officer and Director
            Michael T. Pieniazek

(3) Board of Directors

/s/Blake C. Davenport
--------------------------------               Director                         October 29, 1999
            Blake C. Davenport

/s/Andy Rosch
--------------------------------               Director                         October 29, 1999
            Andy Rosch

/s/Marcus R. Rowan
--------------------------------               Director                         October 29, 1999
            Marcus R. Rowan

/s/Jim Fukushima
--------------------------------               Director                         October 29, 1999
            Jim Fukushima

                                  Exhibit Index
                                  -------------

Exhibit
-------

10.20 Consulting Agreement, dated as of April 23, 1999, between the Company and American Financial Communications.

10.21 Sales Contract for Patents, dated July 8, 1999, by and between the Company, Equidyne Systems, Inc. and Rosch GmbH Medizintechnik.

10.23 Investment Agreement, dated July 8, 1999, by and between the Company, Rosch GmbH Medizintechnik and Concord Effekten AG, and Andy Rosch.

10.24 Participation Agreement, dated September 30, 1999, by and between the Company, Rosch GmbH Medizintechnik and Concord Effekten AG and Andy Rosch.

21        List of Subsidiaries

23        Consent of Ernst & Young LLP

27        Financial Data Schedule