Form 10QSB
period 1999-10-31
AMERICAN ELECTROMEDICS CORP
filed 1999-12-15
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended     Commission File Number

                    OCTOBER 31, 1999                  0-9922
                    ----------------                  ------


                          AMERICAN ELECTROMEDICS CORP.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



                      DELAWARE                       04-2608713
                      --------                       ----------
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


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO __


As of December 13, 1999, there were outstanding 14,761,600 shares of the Issuer's Common Stock, $.10 par value.

                          AMERICAN ELECTROMEDICS CORP.


                                      Index
                                      -----

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets, October 31, 1999 and
      July 31, 1999...........................................................3

     Consolidated Statements of Operations for the Three
      Months Ended October 31, 1999 and October 31, 1998......................4

     Consolidated Statements of Cash Flows for the Three
      Months Ended October 31, 1999 and October 31,1998.......................5

     Notes to Consolidated Financial Statements...............................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............9

PART II - OTHER INFORMATION

Item 2. Changes in Securities................................................10

Item 6. Exhibits and Reports on Form 8-K.....................................10

SIGNATURES...................................................................11

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  October 31,        July 31,
                                                     1999              1999
                                                ---------------- --------------
                                                  (Unaudited)
Assets                                                     (Thousands)
Current Assets:
Cash and cash equivalents....................              $1,071        $  210
Accounts receivable..........................                 777           897
Inventories..................................               1,552         1,480
Prepaid and other current assets.............                 219           196
                                                 ---------------- --------------
        Total current assets.................               3,619         2,783

Property and Equipment.......................                 754           745
Accumulated depreciation.....................                (152)         (115)
                                                 ---------------- --------------
                                                              602           630
Goodwill.....................................                 708           715
Patents......................................               2,807         2,897
Other........................................                 632           216
                                                 ---------------- --------------
                                                           $8,368        $7,241
                                                 ================ ==============
Liabilities & Stockholders' Equity
Current Liabilities:
Bank debt....................................              $  509        $1,073
Accounts payable.............................               1,244         1,784
Accrued liabilities..........................                 648           815
Dividends payable............................                 514           373
                                                 ---------------- --------------
   Total current liabilities.................               2,915         4,045

Minority interest in consolidated subsidiary.               1,507           440

Stockholders' Equity:
Preferred stock, $.01 par value;
 Authorized-1,000,000 shares:
  Series A Convertible; Outstanding- 2,400 shares           1,909         1,909
  Series B Convertible; Outstanding- 1,170 shares             982           982
Common stock, $.10 par value;
 Authorized - 20,000,000 shares;
  Outstanding - 9,830,955 and 9,637,621 shares at
  October 31, 1999 and July 31, 1999, respectively            983           963
Additional paid-in capital.................                16,080        14,837
Retained deficit...........................               (15,661)      (15,541)
Accumulated other comprehensive loss.......                  (240)         (200)
                                                 ---------------- --------------
                                                            4,053         2,950
Deferred compensation......................                  (107)         (194)
                                                 ---------------- --------------
         Total stockholder's equity........                 3,946         2,756
                                                ----------------- --------------
                                                           $8,368        $7,241
                                                 ================ ==============

                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                         1999           1998
                                                   --------------- -------------
                                           (Thousands, except per share amounts)


Net sales.....................................              $   802    $  2,150
Cost of goods sold............................                  502       1,263
                                                    --------------- ------------
   Gross profit...............................                  300         887

Selling, general and administrative expenses..                1,253       1,922
Research and development......................                  136         128
                                                    --------------- ------------

   Total operating expenses...................                1,389       2,050
                                                    --------------- ------------
Operating loss................................               (1,089)     (1,163)

Other income (expenses):

   Gain on sale of subsidiary capital stock...                  862            -
   Interest, net..............................                  (12)        (17)
   Minority interest in affiliate.............                  113            -
   Other......................................                    6        (106)
                                                    --------------- ------------
                                                                969        (123)
                                                    --------------- ------------

Net loss......................................              $  (120)   $ (1,286)
                                                    =============== ============
Net loss attributable
 to common stockholders*......................              $  (261)   $ (1,403)
                                                    =============== ============
Weighted average number of common and common
equivalent shares outstanding.................            9,798,732   7,064,636
                                                    =============== ============

Net loss per share, basic and diluted.........              $  (.03)   $   (.20)
                                                    =============== ============

                             See accompanying notes.

* The quarters ended October 31, 1999 and 1998 include the impact of $141,000 and $117,000, respectively, of dividends on Preferred Stock.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months Ended October 31
                                                   -----------------------------
                                                        1999           1998
                                                   ---------------- ------------
Operating activities:                                         (Thousands)
Net loss.......................................            $  (120)     $(1,286)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization..................                 185         132
Deferred compensation amortization.............                  87         432
Gain on sale of subsidiary capital stock.......                (862)          -
Minority interest .............................                (113)          -
Changes in operating assets and liabilities:
  Accounts receivable..........................                 108        (206)
  Inventories, prepaid and other current assets                (120)       (402)
  Accounts payable and accrued liabilities.....                (622)        532
                                                   ---------------- ------------
Net cash used in operating activities..........              (1,457)       (798)

Investing activities:
Proceeds from sale of subsidiary capital stock.               1,638           -
Purchase of property and equipment, net........                (494)        (36)
                                                   ---------------- ------------
Net cash provided by (used in)
 investing activities..........................               1,144         (36)

Financing activities:
Net proceeds (payments) on debt and bank
 lines-of-credit...............................                (549)        682
Issuance of common stock, net..................                 100         (79)
Issuance of capital stock by consolidated
 subsidiary....................................               1,635           -
Proceeds from exercise of common stock options.                   -          15
                                                   ---------------- ------------
Net cash provided by financing activities......               1,186         618
                                                   ---------------- ------------
Effect of exchange rate on cash................                 (12)          1
                                                   ---------------- ------------
Increase (decrease) in cash and cash equivalents                861        (215)
Cash and cash equivalents, beginning of period                  210         396
                                                   ---------------- ------------
Cash and cash equivalents, end of period.......              $1,071        $181
                                                   ================ ============

Noncash transaction:
Common stock issued for services...............              $   75           -

                             See accompanying notes.

                  AMERICAN ELECTROMEDICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)


1. BASIS OF PRESENTATION
   ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1999.

Foreign Currency Translation

     The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of Rosch GmbH to October 31, 1999 have been reported separately as a component of stockholders equity. The aggregate transaction gains and losses are insignificant.

Comprehensive Income (Loss)

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components, however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. For the three months ended October 31, 1999, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its partially-owned German subsidiary, Rosch GmbH. SFAS 130 requires such adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     The foreign currency translation adjustment and comprehensive loss for the three months ended October 31, 1999 was $(40,000) and ($160,000), respectively. As of October 31, 1999, the cumulative translation adjustment and accumulated other comprehensive loss was ($240,000).
Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred a net loss of $120,000 for the three month period ended October 31, 1999. In addition, the Company incurred a net loss of $9,861,000 for the year ended July 31, 1999. This and other factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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


2. DEBT
   ----

     The Company's 50.01% owned German subsidiary, Rosch GmbH Medizitechnik ("Rosch GmbH") has two term loans and two revolving lines of credit with German-based banks. During the three month period ended October 31, 1999, the total outstanding balance under these loans decreased by approximately $564,000 based upon scheduled payments under the term loans and principal repayments under the lines of credit made based upon the Company's cash position.

3. INVESTMENT IN AFFILIATE
   -----------------------

     In September 1999, a minority shareholder of Rosch GmbH acquired an additional 24.99% of Rosch GmbH through two transactions consisting of (1) a capital contribution into Rosch GmbH of approximately $1.6 million, and (2) a direct purchase of a portion of the Company's ownership interest in Rosch GmbH for approximately $1.6 million. These transactions resulted in the recognition of a gain on the sale of Rosch GmbH capital stock of approximately $862,000, and a reduction in the Company's ownership percentage of Rosch GmbH from 75% to 50.01%. As the Company continues to maintain a controlling interest in Rosch GmbH, it continues to consolidate the operations of Rosch GmbH. These transactions resulted the recognition of an increase in the minority interest in the consolidated subsidiary in the amount necessary to bring that interest up to the current minority ownership percentage of 49.99% of Rosch GmbH's net assets as of October 31, 1999, or $1,067,000. This amount includes the minority stockholders' share of Rosch GmbH's net losses for the three month period ended October 31, 1999, which was approximately $113,000.


4. EQUITY
   ------

     During the three month period ended October 31, 1999, the Company closed on a private placement for 133,334 shares of its Common Stock for $100,000, and issued 60,000 shares of its Common Stock, plus a five-year warrant to purchase up to 20,000 shares of the Company's Common Stock at an exercise price of $1.25 per share, as consideration for $75,000 of prior services. These transactions were with "accredited investors", as such term is defined in Regulation D under the Securities Act.


5. YEAR 2000
   ---------

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

     The Company has completed its plan to resolve the Year 2000 Issue which involved the following four phases: assessment, remediation, testing and implementation. The assessment indicated that most of the Company's significant information technology systems would be affected, including its financial information system which includes its general ledger, accounts payable, billing and inventory systems. The assessment was also undertaken on the Company's products, however, following the sale of the audiometrics assets in April 1999, the Company no longer sells products which utilize software and hardware (embedded chips) which could require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. The Company's manufacturing processes consist principally of unautomated assembly of components manufactured by outside third-parties. The Company has begun to gather information about the Year 2000 compliance status of its significant suppliers, and will take appropriate steps to monitor their compliance on an ongoing basis.

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

     The total cost of the Company's Year 2000 project was approximately $5,000. The project costs consisted principally of the cost of new software, which has been capitalized.

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


6. SUBSEQUENT EVENTS
   -----------------

     Effective November 15, 1999, the Company closed an agreement (the "Fukushima Agreement") with Jim Fukushima, a director and Vice Chairman of the Company, whereby Mr. Fukushima purchased 800,000 shares of the Company's Common Stock, a three-year warrant to purchase up to 300,000 additional shares of Common Stock at an exercise price of $2.00 per share and a 5% ownership interest in Rosch GmbH, through a sub-participation contract with Andy Rosch, the general manager of Rosch GmbH, in exchange for a payment of $2 million. The proceeds were used principally for the cash payments described below. This sale resulted in the reduction of the Company's ownership percentage in Rosch GmbH to 45.01%.

     Effective November 16, 1999, pursuant to an agreement with the holders of the Company's outstanding 1,170 shares of Series B Preferred Stock, the Company redeemed all such outstanding shares, together with all accrued and unpaid dividends, penalties and redemption premiums, in exchange for a payment of $1,170,000 in cash and the issuance of 369,000 shares of the Company's Common Stock.

     Effective November 17, 1999, pursuant to a Securities Exchange Agreement with the holder of the Company's outstanding Series A Preferred Stock, the Company made a cash payment of $840,000, issued 2,228,312 shares of its Common Stock and issued a Promissory Note and Security Agreement (the "Secured Note") in the principal amount of $1,050,000 in exchange for (i) the conversion 1,350 shares of Series A Preferred Stock and the accrued dividends on all outstanding Series A Preferred Stock, (ii) the redemption of 700 shares of Series A Preferred Stock and (iii) the exchange of 350 shares of Series A Preferred Stock for the Secured Note. The Secured Note is non-interest bearing, due in full on the earlier to occur of (i) five business days of the closing date of the initial public offering in Germany of Rosch GmbH or (ii) April 30, 2000, secured by certain intellectual property rights of the Company, and the principal amount may be reduced to $700,000 if the average closing bid price of the Company's Common Stock for the five trading days prior to maturity exceeds $3.00 per share.

     Effective November 18, 1999, the Company sold 1,333,333 shares of Common Stock to Concord Effekten AG, a minority stockholder of Rosch GmbH, for a purchase price of $1 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS
---------------------

     Net sales for the three month period ended October 31, 1999 were $802,000, compared to $2,150,000 for the three month period ended October 31, 1998. The Company's sale of its audiometrics business assets in April 1999 resulted in a decrease in sales of approximately $357,000 as compared to the same period in the prior fiscal year. The remainder of the decrease in sales is attributable to the Company's shift in focus towards its INJEX(TM) needle-free injection system, and away from the intraoral dental camera equipment market.

     Cost of sales for the three month periods ended October 31, 1999 and October 31, 1998 were 62.6% and 58.7% of net sales, respectively. The decrease is attributable to the continual decline in gross profit margins experienced in the intraoral dental camera equipment market, resulting primarily from increased competition in that marketplace.

     Selling, general and administrative expenses for the three month period ended October 31, 1999 were $1,253,000, compared to $1,922,000 for the comparable prior year period. The decrease reflects the impact of the Company's sale of its audiometrics business assets in April 1999, and cost reduction measures implemented within DDS in anticipation of the sale of that subsidiary. Also contributing to the net decrease was a reduction of approximately $345,000 of amortization expense due primarily to deferred compensation recognized in connection with the acquisitions of DDS and ESI. This deferred compensation was fully amortized during the fiscal year ended July 31, 1999. These decreases in expense were partially offset by increased costs incurred in connection with ESI, and its preparation for full-scale market introduction of the INJEX(TM) System.

     Net loss for the three month period ended October 31, 1999 was $120,000, compared to a net loss of $1,286,000, for the same period in the prior fiscal year. The decrease in net loss is primarily the result of the $862,000 gain recognized on the partial sale of the Company's ownership in Rosch GmbH. The net loss for the three month period ended October 31, 1999 was also decreased by the sale of the audiometrics business assets in April 1999 and the decreased business activity within the intraoral dental equipment business, both of which resulted in significant losses during the three months ended October 31, 1998. These decreases in the Company's net loss were partially offset by the increased costs incurred in connection with ESI and its preparation for full-scale market introduction of the INJEX(TM) System.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital of the Company at October 31, 1999 was $704,000, compared to $(1,262,000) at July 31, 1999. The increase of $1,966,000 resulted primarily from the proceeds from the sale of a portion of the Company's ownership in Rosch GmbH of approximately $1.6 million and the proceeds from the capital infusion into Rosch GmbH by a minority stockholder of approximately $1.6 million. The increases were partially offset by the net effect of the Company's operating losses.

     During November 1999, the Company completed certain transactions which had significant impact on its capital structure. All outstanding shares of the Company's Series A and Series B Convertible Preferred Stock were eliminated, via the issuance of a total of 2,597,312 shares of its Common Stock, issuance of a Promissory Note and Security Agreement in the principal amount of $1,050,000, and a cash payment of $2,010,000. The Promissory Note is due in full no later than April 30, 2000. In addition, the Company sold, through two private placements, an aggregate of 2,133,333 shares of its Common Stock, issued a three-year warrant to purchase up to 300,000 shares of its Common Stock at an exercise price of $2.00 per share, and sold a 5% ownership interest in Rosch GmbH, for gross proceeds of $3 million. These transactions had a minimal net impact on working capital, however, by eliminating the Preferred Stock, future working capital requirements for the dividends associated with those shares were eliminated.

     Though the Company has significantly improved its working capital position, it does not currently have sufficient working capital to sustain the Company through the expected time necessary to achieve positive cash flows from operations. Additional working capital will be needed, and therefore, the Company continues to seek additional capital through equity and/or debt placements or secured financing; however, no assurance can be given that such financing arrangements would be successfully completed immediately and, if so, on terms not dilutive to existing stockholders.


     The Company's working capital requirements, along with net losses incurred of $9,861,000 for the year ended July 31, 1999 and $120,000 for the three month period ended October 31, 1999, as well as other factors, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



PART II. - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     During the three month period ended October 31, 1999, the Company closed on a private placement for 133,334 shares of its Common Stock for $100,000, and issued 60,000 shares of its Common Stock, plus a five-year warrant to purchase up to 20,000 shares of the Company's Common Stock at an exercise price of $1.25 per share, as consideration for $75,000 of prior services. These transactions were with "accredited investors", as such term is defined in Regulation D under the Securities Act.

     During November 1999, the Company completed the following transactions:

     |X| An agreement (the "Fukushima Agreement") with Jim Fukushima, a director and Vice Chairman of the Company, whereby Mr. Fukushima purchased 800,000 shares of the Company's Common Stock, a three-year warrant to purchase up to 300,000 additional shares of Common Stock at an exercise price of $2.00 per share and a 5% ownership interest in Rosch GmbH, through a sub-participation contract with Andy Rosch, the general manager of Rosch GmbH, in exchange for a payment of $2 million.

     |X| The Company redeemed all 1,170 outstanding shares of Series B Preferred Stock, together with all accrued and unpaid dividends, penalties and redemption premiums, in exchange for a cash payment of $1,170,000 and the issuance of 369,000 shares of the Company's Common Stock.

     |X| Pursuant to a Securities Exchange Agreement with the holder of the Company's outstanding Series A Preferred Stock, the Company made a cash payment of $840,000, issued 2,228,312 shares of its Common Stock and issued a Promissory Note and Security Agreement (the "Secured Note") in the principal amount of $1,050,000 in exchange for (i) the conversion 1,350 shares of Series A Preferred Stock and the accrued dividends on all outstanding Series A Preferred Stock, (ii) the redemption of 700 shares of Series A Preferred Stock and (iii) the exchange of 350 shares of Series A Preferred Stock for the Secured Note. The Secured Note is non-interest bearing, due in full on the earlier to occur of (i) five business days of the closing date of the initial public offering in Germany of Rosch GmbH or (ii) April 30, 2000, secured by certain intellectual property rights of the Company, and the principal amount may be reduced to $700,000 if the average closing bid price of the Company's Common Stock for the five trading days prior to maturity exceeds $3.00 per share.

     |X| Effective November 18, 1999, the Company sold 1,333,333 shares of Common Stock to Concord Effekten AG, a minority stockholder of Rosch GmbH, for a purchase price of $1 million.

     All shares issued under the above transactions were with "accredited investors", as such term is defined in Regulation D under the Securities Act. See Form 8-K filed for events as of November 15, 1999 for further information.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

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

                          AMERICAN ELECTROMEDICS CORP.
                          ----------------------------


  /s/Thomas A. Slamecka              Dated:   October 15, 1999
--------------------------
Thomas A. Slamecka
Chairman
(Principal Executive Officer)


 /s/Michael T. Pieniazek             Dated:   October 15, 1999
--------------------------
Michael T. Pieniazek
President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit                       Description
-------                       -----------
27                            Financial Data Schedule