Form 10QSB
period 2000-01-31
EQUIDYNE CORP
filed 2000-03-21
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended     Commission File Number
                   JANUARY 31, 2000                  0-9922
                   ----------------                  ------


                              EQUIDYNE CORPORATION
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                 DELAWARE                              04-2608713
                 --------                              ----------
      (State or Other Jurisdiction of             (IRS Employer ID No.)
       Incorporation or Organization)


                238 Littleton Road, Westford, Massachusetts 01886
                -------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)


          Issuer's telephone number, including area code: 978-692-6680
                                                          ------------
    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
                                                                         ----
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                     --------------------------------------
                                (Title of Class)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

As of March 20, 2000, there were outstanding 16,823,911 shares of the Issuer's Common Stock, $.10 par value.

                              EQUIDYNE CORPORATION

                                      Index
                                                           Page
                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets, January 31, 2000 and
July 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2000 and January 31, 1999 . . . 4

Consolidated Statements of Cash Flows for the Six
Months Ended January 31, 2000 and January 31, 1999 . . . . . 5

Notes to Consolidated Financial Statements . . . . . . . . . 6

Item 2. Management's Discussion and Analysis or Plan
of Operation . . . . . . . . . . . . . . . . . . . . . . . . 8

PART II - OTHER INFORMATION

Item 2. Changes in Securities . . . . . . . . . . . . . . . 10

Item 4. Submission of Matters to a Vote of Security Holders 10

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .12

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   JANUARY 31,   JULY 31,
                                                       2000       1999
                                                   ----------- -----------
                                                   (Unaudited)
          ASSETS                                         (Thousands)
          Current Assets:
          Cash and cash equivalents . . . . . . .      $  893       $  210
          Accounts receivable . . . . . . . . . .          30          897
          Inventories . . . . . . . . . . . . . .         117        1,480
          Prepaid and other current assets  . . .          65          196
                                                      -------      -------
            Total current assets  . . . . . . . .       1,105        2,783

          Property and equipment  . . . . . . . .         868          745
          Accumulated depreciation  . . . . . . .        (186)        (115)
                                                      -------      -------
                                                          682          630
          Goodwill . . . . . . . . . . . . . . .          701          715
          Patents  . . . . . . . . . . . . . . .        2,027        2,897
          Investment in affiliate. . . . . . . .        2,451           -
          Other  . . . . . . . . . . . . . . . .           14          216
                                                      -------      -------
                                                      $ 6,980       $7,241
                                                      =======      =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Bank debt . . . . . . . . . . . . . . .      $   -        $1,073
          Other short-term debt . . . . . . . . .         700           -
          Accounts payable  . . . . . . . . . . .         824        1,784
          Accrued liabilities . . . . . . . . . .         443          815
          Dividends payable . . . . . . . . . . .          -           373
                                                      -------      -------
            Total current liabilities . . . . . .       1,967        4,045

          Stockholders' equity:
           Preferred stock, $.01 par value;
           Authorized - 1,000,000 shares;
            Series A Convertible; Outstanding-None at
             January 31, 2000 and 2,400 at July 31, 1999   -         1,909
            Series B Convertible; Outstanding-None at
             January 31, 2000 and 1,170 at July 31, 1999   -           982
           Common stock, $.10 par value; Authorized -
            35,000,000 shares; Outstanding -14,843,280
             at January 31, 2000 and 9,637,621 at
             January 31, 1999 . . . . . . . . . .       1,484          963
          Additional paid-in capital  . . . . . .      20,033       14,837
          Retained deficit  . . . . . . . . . . .     (16,248)     (15,541)
          Accumulated other comprehensive loss. .          -          (200)
                                                      -------      -------
                                                        5,269        2,950
          Deferred compensation . . . . . . . . .        (256)        (194)
                                                      -------      -------
               Total stockholders' equity . . . .       5,013        2,756
                                                      -------      -------
                                                      $ 6,980      $ 7,241
                                                      =======      =======

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                   ------------------       ------------------
                                  JANUARY     JANUARY      JANUARY      JANUARY
                                  31, 2000    31,1999      31, 2000     31, 1999
                                  --------   --------      --------    ---------
                                     (Thousands, except per share amounts)

        Net sales . . . . . . . . . $   -      $2,290        $  802      $4,396
        Cost of goods sold. . . . .     -       1,454           502       2,673
                                    ------     ------        ------      ------
        Gross profit. . . . . . . .     -         836           300       1,723

        Selling, general and
         administrative . . . . . .  1,123      1,966         2,376       3,888
        Research and development. .    225         77           361         205
                                     ------     ------       ------      ------
         Total operating expenses .  1,348      2,043         2,737       4,093
                                     ------     ------       ------      ------

        Operating loss. . . . . . . (1,348)    (1,207)       (2,437)     (2,370)

        Other income (expenses):
         Gain on sale of affiliate
          capital stock . . . . . .  1,003         -          1,865           -
         Equity in losses of
          affiliate . . . . . . . .   (259)        -           (259)          -
         Minority interest in
          affiliate . . . . . . . .     -          -            113           -
         Interest, net  . . . . . .     33       (58)            21         (75)
         Other. . . . . . . . . . .    (16)      (91)           (10)       (197)
                                     ------     ------        ------      ------
                                       761      (149)         1,730        (272)
                                     ------    -------        ------      ------
        Net loss. . . . . . . . . . $ (587)   $(1,356)        $(707)    $(2,642)
                                     ======    =======        ======      ======

        Net loss attributable
         to common stockholders*    $ (464)   $(1,494)        $(725)    $(2,897)
                                     ======    =======        ======      ======

        Weighted average number
         of common and common
         equivalent shares
         outstanding            13,974,559   7,369,800   11,886,646    7,217,218
                                 =========   =========    =========    =========

        Net loss per share, basic
         and diluted              $ (.03)    $ (.20)        $ (.06)      $ (.40)
                                  =======    =======        =======      =======
                             See accompanying notes.

* The three and six months ended January 31, 2000 includes the impact of $-0-and $141,000, respectively, of dividends on Preferred Stock. The three and six months ended January 31, 2000 also includes the impact of $123,000 of preferred stock redemption discounts. The three and six months ended January 31,1999 includes the impact of $138,000 and $255,000, respectively, of dividends on Preferred Stock.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           SIX MONTHS ENDED
                                                           ----------------
                                                        JANUARY 31,  JANUARY 31,
                                                           2000         1999
                                                       -----------   ----------
          OPERATING ACTIVITIES:                               (Thousands)
          Net loss                                          $ (707)     $(2,642)
          Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                      265          284
            Deferred compensation                              163          832
              Gain on sale of affiliate capital stock       (1,865)          -
            Equity in loss of unconsolidated affiliate         259           -
            Minority interest in affiliate                    (113)          -
            Changes in operating assets and liabilities:
              Accounts receivable                               98         (252)
              Inventories, prepaid and other current assets    (70)        (528)
              Accounts payable and accrued liabilities        (805)         969
                                                            -------      -------
          Net cash used in operating activities             (2,775)      (1,337)

          INVESTING ACTIVITIES:
          Proceeds from sale of affiliate stock              3,158           -
          Purchase of property and equipment, net             (749)        (125)
                                                            -------      -------
          Net cash provided by (used in)
           investing activities                              2,409         (125)

          FINANCING ACTIVITIES:
          Payments on redemption of preferred stock         (2,010)          -
          Net proceeds (payments)on debt and bank
           line of credit                                     (549)         650
          Issuance of capital stock by consolidated
           subsidiary                                        1,635           -
          Net proceeds from bank debt                           -           153
          Net proceeds from related party debt                  -           425
          Issuance of common stock, net                      2,172          (79)
          Proceeds from exercise of stock options               -            22
                                                             -------     -------
            Net cash provided by financing activities        1,248        1,171
                                                             -------     -------
          Effect of exchange rate changes on
           cash and cash equivalents                           (12)           2
          Decrease in cash due to change in method of
           accounting from consolidation to equity method      (187)         -
          Increase (decrease) in cash and cash equivalents     683         (289)
          Cash and cash equivalents, beginning
           of period                                           210          396
                                                            -------      -------
          Cash and cash equivalents, end of period           $ 893        $ 107
                                                            =======      =======
          NON-CASH ACTIVITIES:
          Short-term debt issued in connection
           with preferred stock redemptions                 $  700         $ -
                                                            =======      =======
          Common Stock issued in preferred
                  Stock redemptions                         $  808         $ -
                                                            =======      =======

          Common stock issued for services                  $  300         $ -
                                                            =======      =======
          Common stock issued under
           conversion provision of warrants                  $  -           $59
                                                            =======      =======
                             See accompanying notes.
                                       -5-

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (Unaudited)


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

     Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1999.

Foreign Currency Translation

     Effective November 1, 1999, the Company changed its method of accounting for its foreign affiliate, Rosch AG Medizintechnik ("Rosch AG"), from the consolidated basis to the equity method, due the decrease in the Company's ownership percentage (see Note 3). Through October 31, 1999, the foreign affiliate was accounted for on the consolidated basis, and accordingly, its financial statements were translated into U.S. dollars in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. All balance sheet amounts were translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts were translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of Rosch AG to October 31, 1999 were reported separately as a component of stockholders equity. For periods subsequent to October 31, 1999, in accordance with the equity method of accounting, the Company reports its percentage share of the foreign affiliate's results of operations as a separate component in its statement of operations. This amount is determined by translating the results of operations of the foreign affiliate to U.S. dollars using average exchange rates for the period. The aggregate transaction gains and losses are insignificant.

Comprehensive Income (Loss)

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components, however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. For the three months ended January 31, 2000, there were no items of other comprehensive income. For the six months ended January 31, 2000, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in
consolidation  of  its  partially-owned   German  affiliate,   Rosch  AG.  This
affiliate ceased to be consolidated effective November 1, 1999 (see Note 3). SFAS 130 requires such adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     The foreign currency translation adjustment and comprehensive loss for the three months ended January 31, 2000 was $0 and ($587,000), respectively. The foreign currency translation adjustment and comprehensive loss for the six months ended January 31, 2000 was $(40,000) and ($707,000), respectively.


2.   DEBT

     The Company's method of accounting for its German affiliate, Rosch AG, was changed from consolidation basis to equity method effective November 1, 1999
(see Note 3). As a result, the debt of Rosch AG is no longer included in the consolidated balance sheet of Equidyne Corporation and Subsidiaries.

     In connection with the redemption of the Company's Series A Preferred Stock (see Note 4), the Company issued a Promissory Note and Security Agreement (the "Secured Note") in the principal amount of $1,050,000. The Secured Note was non-interest bearing, due in full on the earlier to occur of (i) five business days of the closing date of the initial public offering in Germany of Rosch AG or (ii) April 30, 2000. The initial public offering took place on February 24, 2000 (see Note 5), thus the Secured Note matured on February 29, 2000. The terms of the Secured Note provided that the principal amount would be reduced to $700,000 if the average closing bid price of the Company's Common Stock for the five trading days prior to maturity exceeded $3.00 per share. As this provision was met, the balance of the Secured Note has been stated at $700,000 in the balance sheet as of January 31, 2000 . The Secured Note was secured by certain intellectual property rights of the Company, and was paid in full on March 7, 2000.

3.   INVESTMENT IN AFFILIATE

     Effective November 15, 1999, the Company closed an agreement with a director of the Company, whereby the director purchased 800,000 shares of the Company's Common Stock, a three-year warrant to purchase up to 300,000 additional shares of Common Stock at an exercise price of $2.00 per share and a 5% ownership interest in Rosch AG, through a subparticipation contract with the general manager of Rosch AG, in exchange for a payment of $2 million. This sale resulted in the reduction of the Company's ownership percentage in Rosch AG to 45.01%.

     Effective December 16, 1999, the Company sold an additional 1.11% of Rosch AG to an outside investor for $520,000. The outside investor also contributed approximately $2.6 million into Rosch AG, further diluting the Company's ownership to 41.43%.

     As a result of these transactions, the Company changed its method of accounting for its investment in Rosch AG from the consolidation basis to the equity method of accounting, effective as of November 1, 1999. Under the equity method of accounting, the Company's percentage share of Rosch AG's operating results are reported as a single line item in its Statement of Operations. For the three months ended January 31, 2000, the Company's share of the net loss of Rosch AG was approximately $259,000.

     For the three months ended October 31, 1999, the Company consolidated the operating results of Rosch AG and recognized the minority stockholders' share of Rosch AG's net losses of approximately $113,000.

     The following is summarized unaudited financial information of Rosch AG as of and for the three months ended January 31, 2000:

         Net sales                  $ 1,279,898
         Net income (loss)             (624,242)
         Total assets                 8,492,865
         Total liabilities            2,575,870

4.   EQUITY

     Effective November 16, 1999, pursuant to an agreement with the holders of the Company's outstanding 1,170 shares of Series B Convertible Preferred Stock, the Company redeemed/converted all such outstanding shares, together with all accrued and unpaid dividends, penalties and redemption premiums, in exchange for a total payment of $1,170,000 and the issuance of 369,000 shares of the Company's Common Stock.

     Effective November 17, 1999, pursuant to a Securities Exchange Agreement with the holder of the Company's outstanding Series A Convertible Preferred Stock, the Company made a cash payment of $840,000, issued 2,228,312 shares of its Common Stock and issued a Promissory Note and Security Agreement (see Note
2) in the principal amount of $1,050,000 in exchange for (i) the conversion 1,350 shares of Series A Preferred Stock and the accrued dividends on all outstanding Series A Preferred Stock, (ii) the redemption of 700 shares of Series A Preferred Stock and (iii) the exchange of 350 shares of Series A Preferred Stock for the Secured Note.

     Effective November 18, 1999, the Company sold 1,333,333 shares of Common Stock to Concord Effekten AG, a minority stockholder of Rosch AG, for a purchase price of $1 million.

     Effective November 29, 1999, the Company renewed its consulting agreement with American Financial Communications, Inc. ("AFC"). The agreement expires in June 2000, and provides a total fee for AFC's services of 200,000 shares of the Company's Common Stock. The Company has valued the shares at fair market value on the effective date of the agreement, which was $1.125 per share, and has recorded deferred compensation totaling $225,000 to be amortized over the term of the agreement.

     During the three months ended January 31, 2000, the Company issued a total of 81,680 shares of its common stock to two individuals in satisfaction of outstanding amounts due to those individuals.

5.   SUBSEQUENT EVENT

     On February 24, 2000, Rosch AG completed an Initial Public Offering ("IPO") of its shares on the Neuer Market, a segment of the Frankfurt (Germany) Stock Exchange. Rosch AG sold 1,263,950 newly issued shares in the IPO, which, along with the Company's sale of certain of its shares of Rosch AG in the IPO, reduced the Company's ownership of Rosch AG to 26.43%. The Company received proceeds of approximately $11 million from the sale of its shares, and will recognize a pre-tax gain of approximately $10.8 million.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     In the past, the Company's ability to achieve its goals has been negatively impacted by its working capital deficiency. This has changed as a result of net proceeds of approximately $11 million from the IPO of Rosch AG in February 2000, which has provided the Company with the funding necessary to execute its business plan. The business plan is focused on the successful market introduction of the INJEX (TM) System in the U.S. As a result, the Company has:
(1) Entered into a $3.2 million contract with the leading worldwide manufacturer in precision injection molding for the healthcare industry to build and operate automated, low-cost production systems to supply the INJEX(TM) System product for its July 2000 U.S. market launch, and (2) begun the hiring of a 50-person dedicated sales force.

     Through the various sales of the Company's ownership in Rosch AG throughout the past year, including the Rosch AG IPO in February 2000, the Company has realized total net proceeds of approximately $14 million, while retaining ownership of 26.43% of Rosch AG. Thus, the Company continues to hold a significant stake in the European market for the INJEX(TM) System through its ownership of Rosch AG.

     During the three months ended January 31, 2000, the Company improved upon its capital structure through a combination of conversions and redemptions of all of the Company's previously outstanding convertible preferred stock. The Company also completed its plan to focus its resources on the INJEX(TM) needle-free drug delivery system by ceasing the operations of Dynamic Dental Systems. In addition, the Company appointed Randy Nelson, former head of U.S. marketing for Eli Lilly's $1 billion diabetes care business, as its new President, Chief Executive Officer and as a director. In March 2000, the Company announced that Dr. James Gavin, a past president of the American Diabetes Association, has joined the Company's Board of Directors.

RESULTS OF OPERATIONS

     Net sales for the three and six month periods ended January 31, 2000 were $-0- and $802,000, respectively, compared to $2,290,000 and $4,396,000 for the three and six month periods ended January 31, 1999, respectively. Cost of sales for the three and six month periods ended January 31, 2000 were $-0- and $502,000, respectively, compared to $1,454,000 and $2,673,000 for the three and six month periods ended January 31, 1999, respectively. The decrease in net sales and cost of sales is attributable to three major factors : (1) the Company's sale of its audiometrics business assets in April 1999 resulted in a decrease in sales of approximately $253,000 and $587,000 for the three and six month periods, respectively, as compared to the same period in the prior fiscal year; (2) The Company's shift in focus towards its INJEX(TM) System, and away from the intraoral dental camera equipment market served by the Company's wholly-owned subsidiary, Dynamic Dental Systems (DDS), coupled with DDS' poor financial performance, and the inability to secure a buyer for DDS, led to the Company's decision to cease DDS' operations during the three months ended January 31, 2000, resulting in net sales of DDS for the three and six months ended January 31, 2000 decreasing by $469,000 and $826,000, respectively; and
(3) The Company's change from the consolidation basis to the equity method of accounting for its German affiliate, Rosch AG, resulted in a change in the method of reporting the operations of Rosch AG in the Company's Consolidated Statements of Operations. Under the consolidation basis, the Rosch AG Statement of Operations is consolidated with the Statement of Operations of the Company. Under the equity method of accounting, the Company's Statement of Operations only reflects its share of the net income or loss of Rosch AG as a separate component of the Company's Statement of Operations. As a result, the Statements of Operations for the three and six months ended January 31, 2000 do not include the net sales and cost of sales of Rosch AG, whereas the Statements of Operations for the three and six months ended January 31, 1999 include Rosch AG net sales of $1,404,000 and $2,653,000, respectively.

     Selling, general and administrative expenses for the three and six month periods ended January 31, 2000 were $1,123,000 and $2,376,000, respectively, compared to $1,966,000 and $3,888,000, respectively, for the comparable prior year periods. The decrease reflects the impact of the Company's sale of its audiometrics business assets in April 1999, and cost savings associated with ceasing the operations of DDS. The change in accounting method described above resulted in a reduction in the selling, general and administrative expense reported in the consolidated Statement of Operations for the three and six month periods of $577,000 and $1,055,000, respectively. Also contributing to the net decrease was a reduction for the three and six month periods ended January 31, 2000 of approximately $324,000 and $669,000, respectively of amortization expense due primarily to deferred compensation recognized in connection with the acquisitions of DDS and the Company's wholly-owned subsidiary, Equidyne Systems, Inc. ("ESI"). These expenses became fully amortized during the fiscal year ended July 31, 1999. These decreases in costs were partially offset by increased costs incurred in connection with ESI, and its preparation for full-scale market introduction of the INJEX(TM) System.

     Research and development expenses for the three and six months ended January 31, 2000 were $225,000 and $361,000, respectively, compared to $77,000 and $205,000, respectively, for the comparable prior year periods. The increase reflects the availability of working capital at the Company, and management's decision to allocate a greater portion of the Company's resources towards the development of high-volume, automated production tools and improved product features.

     Net loss for the three and six month periods ended January 31, 2000 was $587,000 and $707,000, respectively, compared to a net loss of $1,356,000 and $2,642,000, respectively, for the same periods in the prior fiscal year. The decrease in net loss is primarily the result of the gains recognized on the partial sales of the Company's ownership in Rosch AG, which were $1,003,000 and $1,865,000 for the three and six months ended January 31, 2000, respectively. The sale of the audiometrics business assets in April 1999 and ceasing the operations of DDS also caused reductions to the Company's net losses for the periods, as both operations incurred significant losses during the three and six months ended January 31, 1999. The net loss for the three and six month periods ended January 31, 2000 were partially offset by the increased costs incurred in connection with ESI and its preparation for full-scale market introduction of the INJEX(TM) System.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital (deficit) of the Company at January 31, 2000 was $(862,000), compared to $(1,262,000) at July 31, 1999. The increase of $400,000 primarily resulted from the proceeds from the sales of a portion of the Company's ownership in Rosch AG of approximately $3.2 million, partially offset by the net effect of the Company's operating losses. In addition, the change in the accounting treatment for the Company's investment in Rosch AG from consolidation basis to equity method had the impact of removing the working capital of Rosch AG from the consolidated balance sheet of the Company. Rosch AG's working capital at July 31, 1999 was approximately $400,000.

     In February 2000, Rosch AG completed an Initial Public Offering ("IPO") of its shares on the Neuer Market, a segment of the Frankfurt (Germany) Stock Exchange. Rosch AG sold 1,263,950 newly issued shares in the IPO, which, along with the Company's sale of certain of its shares of Rosch AG in the IPO, reduced the Company's ownership of Rosch AG to 26.43%. The Company received proceeds of approximately $11 million from the sale of its shares, and will recognize a pre-tax gain of approximately $10.8 million.

     The Company has significantly improved its working capital position, and currently has sufficient working capital to sustain the Company through at least the next twelve months. Of the proceeds from the IPO described above, $700,000 was used to pay-off the Company's $700,000 note payable outstanding at January 31, 2000. The balance of the proceeds are being used to fund the acquisition of the high-volume, fully-automated production tools that are necessary to fill the anticipated demand for the INJEX(TM) System. In addition, the funds are being used to build the infrastructure necessary to support the business, including the hiring of a full-time dedicated sales force, a customer support team, and various other personnel requirements. The proceeds are also being used to implement strategic marketing initiatives and continued research and development initiatives.

PART II. - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     During the three month period ended January 31, 2000, the Company completed the following transactions:

- A sale to a director of the Company of 800,000 shares of the Company's Common Stock, a three-year warrant to purchase up to 300,000 additional shares of Common Stock at an exercise price of $2.00 per share and a 5% ownership interest in Rosch AG, through a subparticipation contract with the general manager of Rosch AG, in exchange for a payment of $2 million.

- The Company redeemed/converted all of the 1,170 outstanding shares of Series B Convertible Preferred Stock, together with all accrued and unpaid dividends, penalties and redemption premiums, in exchange for a total payment of $1,170,000 and the issuance of 369,000 shares of the Company's Common Stock.

- The Company made a cash payment of $840,000, issued 2,228,312 shares of its Common Stock and issued a Promissory Note and Security Agreement (the "Secured Note") in the principal amount of $1,050,000 (subject to adjustment) in exchange for (i) the conversion 1,350 shares of Series A Convertible Preferred Stock and the accrued dividends on all outstanding Series A Preferred Stock, (ii) the redemption of 700 shares of Series A Preferred Stock and (iii) the exchange of 350 shares of Series A Preferred Stock for the Secured Note. The principal amount of the Secured Note was reduced to $700,000 in accordance with its terms, and matured in February 2000.

- Effective November 18, 1999, the Company sold 1,333,333 shares of Common Stock to Concord Effekten AG, a minority stockholder of Rosch AG, for a purchase price of $1 million.

- Effective November 29, 1999, the Company renewed its consulting agreement with American Financial Communications, Inc. ("AFC"), and issued 200,000 shares of the Company's Common Stock to AFC in full payment for the services to be provided through June 2000.

- Effective December 16, 1999, the Company sold an additional 1.11% of Rosch AG to an outside investor for $520,000. The outside investor also contributed approximately $2.6 million into Rosch AG, further diluting the Company's ownership to 41.43%.

- During the three months ended January 31, 2000, the Company issued a total of 81,680 shares of its common stock to two individuals in satisfaction of outstanding amounts due to those individuals.

All shares issued under the above transactions were with "accredited investors", as such term is defined in Regulation D under the Securities Act. See Notes 3 and 4 to the financial statements for further information.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On December 29, 1999, the Company held its 1999 Annual Meeting of Stockholders (the "Meeting")

(b) At the Meeting, the following persons were elected directors, each to hold office until the next annual meeting of stockholders:
          Thomas A. Slamecka
          Michael  T.  Pieniazek
          Marcus R.  Rowan
          Blake C.  Davenport
          Jim Fukushima
          Andy Rosch

(c) The other items considered at the Meeting were an increase in the authorized shares of common stock to 35,000,000, an amendment to change the Corporate name to Equidyne Corporation and an amendment to the 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder to 700,000. The votes cast at the Meeting were as follows:

                                                   ABSTAIN OR      BROKER
 ITEM                    FOR          AGAINST       WITHHOLD       NO-VOTE
 ----                 ---------       -------     -----------      -------
Directors             7,906,061           -          18,160            -
Authorized Shares     7,837,198        68,323        17,700            -
Name Change           7,899,425         4,323        12,200            -
Option Plan           7,675,645       180,276        64,300            -


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K for an event on November 15, 1999 to report that the Company completed several agreements whereby it converted/redeemed all outstanding shares of its Series A and Series B Convertible Preferred Stock, through the issuance of a total of 4,730,645 shares of common stock and warrants to purchase up to 300,000 shares of common stock, the sale of 5% of its foreign affiliate, and the issuance of a Secured Promissory Note.

The Company filed a report on Form 8-K for an event on January 5, 2000 to report the results of the vote of its stockholders at the Company's annual meeting, whereby the Company increased its authorized shares of common stock from 20,000,000 to 35,000,000, and changed the Company's name to Equidyne Corporation.

Exhibits -
27.      Financial Data Schedule

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUIDYNE CORPORATION
                              --------------------


          Dated:  March 21, 2000           /s/ Joseph R. Nelson
                                               ----------------
                                               Joseph R. Nelson
                                               Chief Executive Officer


          Dated:  March 21, 2000           /s/ Michael T. Pieniazek
                                               --------------------
                                               Michael T. Pieniazek
                                               Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit                    Description
-------                    -----------
  27                       Financial Data Schedule