Form 10QSB
period 2000-04-30
EQUIDYNE CORP
filed 2000-06-14
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended          Commission File Number
               APRIL  30, 2000                           0-9922
               ---------------                           ------


                             EQUIDYNE CORPORATION
                         -----------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


               DELAWARE                               04-2608713
              ----------                             ------------
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

As of June 9, 2000, there were outstanding 17,107,185 shares of the Issuer's Common Stock, $.10 par value.

                              EQUIDYNE CORPORATION

                                     Index
                                     -----
                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets, April 30, 2000 and
July 31, 1999  . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Consolidated Statements of Operations for the Three and
Nine Months Ended April 30, 2000 and April 30, 1999. . . . . . . .  4

Consolidated Statements of Cash Flows for the Nine
Months Ended April 30, 2000 and April 30, 1999 . . . . . . . . . .  5

Notes to Consolidated Financial Statements  . .  . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis or Plan
of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II - OTHER INFORMATION

Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . 13

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I  -  FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    EQUIDYNE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                     April 30,   JULY 31,
                                                       2000       1999
                                                   ----------- -----------
                                                   (Unaudited)
     ASSETS                                              (Thousands)
     Current Assets:
     Cash and cash equivalents . . . . . . .           $8,868       $  210
     Accounts receivable . . . . . . . . . .               23          897
     Inventories . . . . . . . . . . . . . .               90        1,480
     Deferred income taxes . . . . . . . . .              162           -
     Prepaid and other current assets  . . .              112          196
                                                      -------      -------
       Total current assets  . . . . . . . .            9,255        2,783

     Property and equipment  . . . . . . . .            1,001          745
     Accumulated depreciation  . . . . . . .             (218)        (115)
                                                      -------      -------
                                                          783          630
     Deposits on tooling and machinery. . .               899           -
     Goodwill . . . . . . . . . . . . . . .               694          715
     Patents  . . . . . . . . . . . . . . .             1,962        2,897
     Investment in affiliate. . . . . . . .             8,487           -
     Deferred income taxes, net of current.               940           -
     Other  . . . . . . . . . . . . . . . .               134          216
                                                      -------      -------
                                                      $23,154      $ 7,241
                                                      =======      =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Bank debt . . . . . . . . . . . . . . .           $   -        $1,073
     Accounts payable  . . . . . . . . . . .              784        1,784
     Accrued liabilities . . . . . . . . . .              744          815
     Dividends payable . . . . . . . . . . .               -           373
                                                      -------      -------
       Total current liabilities . . . . . .            1,528        4,045

     Minority interest in consolidated subsidiary          -           440

     Stockholders' equity:
     Preferred Stock, $.01 par value;
     Authorized -  1,000,000 shares;
      Series A Convertible Preferred- Outstanding -
      None at April 30, 2000 and 2,400 at July 31, 1999    -         1,909
      Series B Convertible Preferred- Outstanding -
      None at April 30, 2000 and 1,170 at July 31, 1999    -           982
     Common stock, $.10 par value;
      Authorized - 35,000,000 shares;
      Outstanding -17,107,185 shares at April
      30, 2000 and 9,637,621 at July 31, 1999           1,711          963
     Additional paid-in capital  . . . . . .           28,328       14,837
     Retained deficit  . . . . . . . . . . .           (8,261)     (15,541)
     Accumulated other comprehensive loss. .               -          (200)
                                                      -------      -------
                                                       21,778        2,950
     Deferred compensation . . . . . . . . .             (152)        (194)
                                                      -------      -------
          Total stockholders' equity . . . .           21,626        2,756
                                                      -------      -------
                                                      $23,154      $ 7,241
                                                      =======      =======
                            See accompanying notes.

                     EQUIDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                -------------------      --------------------
                                APRIL 30, APRIL 30,      APRIL 30,  APRIL 30,
                                 2000      1999           2000        1999
                               --------   --------       --------   --------
                                   (Thousands, except per share amounts)

    Net sales . . . . . . . . . $   -      $1,756        $  802       $6,132
    Cost of goods sold. . . . .     -       1,343           502        4,024
                                ------     ------        ------       ------
    Gross profit. . . . . . . .     -         413           300        2,108

    Selling, general and
     administrative . . . . . .  3,248      1,765         5,624        5,616
    Research and development. .    315         78           676          283
    Write-down of goodwill. . .     -       3,196            -         3,196
                                ------     ------        ------       ------
     Total operating expenses .  3,563      5,039         6,300        9,095
                                ------     ------        ------       ------

    Operating loss. . . . . . . (3,563)    (4,626)       (6,000)      (6,987)

    Other income (expenses):
     Loss on sale of
      audiometrics assets . . .     -         (98)           -           (98)
     Gain on sale of affiliate
      capital stock . . . . . . 10,819         -         12,684           -
     Equity in losses
      of affiliate. . . . . . .   (150)        -           (409)          -
     Minority interest in
      affiliate . . . . . . . .     -          -            113           -
     Interest, net  . . . . . .     69       (114)           90         (197)
     Other  . . . . . . . . . .     31        (95)           21         (293)
                                 ------     ------       -------       ------
                                10,769       (307)       12,499         (588)
                                 ------     ------      --------       ------
    Income (loss) before
     income tax benefit          7,206     (4,933)        6,499       (7,575)
    Income tax benefit . . . .    (781)         -          (781)           -
                                 ------    -------       -------      -------
    Net income (loss). . . . . $ 7,987    $(4,933)       $7,280      $(7,575)
                                =======    =======       =======      =======

    Net income (loss)
     attributable to
     common stockholders* . . .$ 7,987    $(5,001)       $7,262      $(7,898)
                                =======    =======       =======      =======
    Income (loss) per common and
     common equivalent share:
           Basic                $  .49     $ (.64)       $  .54       $(1.07)
                                 ======      ======        ======      ======
           Diluted              $  .47     $ (.64)       $  .47       $(1.07)
                                 ======      ======        ======      ======

                            See accompanying notes.

 * The three and nine months ended April 30, 2000 includes the impact of $-0-and $141,000, respectively, of dividends on Preferred Stock. The three and nine months ended April 30, 2000 also includes the impact of $-0- and $123,000, respectively, of preferred stock redemption discounts. The three and nine months ended April 30,1999 includes the impact of $68,000 and $323,000, respectively, of dividends on Preferred Stock. All of the remaining outstanding Preferred Stock was redeemed/converted during the second quarter of the fiscal year ending
 July 31, 2000.

                     EQUIDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                        NINE MONTHS ENDED
                                                        -----------------
                                                        APRIL 30,    APRIL 30,
                                                          2000         1999
                                                        ---------   ----------
                                                             (Thousands)
          OPERATING ACTIVITIES:
          Net income (loss)                             $  7,280     $(7,575)
          Adjustments to reconcile net income (loss)
            to net cash used in operating activities:
            Depreciation and amortization                    375         435
            Loss on disposal of fixed assets                  47          -
            Deferred compensation amortization               517         964
            Deferred income taxes                         (1,102)         -
            Stock compensation                             1,003          -
            Equity in loss of unconsolidated affiliate       409          -
            Minority interest in affiliate                  (113)         -
            Gain on sale of affiliate capital stock      (12,684)         -
            Loss on sale of audiometrics assets               -           98
            Write-down of goodwill                            -        3,196
            Changes in operating assets and liabilities:
             Accounts receivable                             105        (381)
             Inventories,prepaid and other current assets   (126)       (209)
             Accounts payable and accrued liabilities       (601)        694
                                                          -------      -------
          Net cash used in operating activities           (4,890)     (2,778)

          INVESTING ACTIVITIES:
          Purchase of property and equipment, net           (962)       (246)
          Deposits on tooling and machinery                 (899)         -
          Proceeds from sale of affiliate stock           14,305          -
          Proceeds from sale of audiometrics assets           -          625
                                                          -------      -------
          Net cash provided by investing activities       12,444         379

          FINANCING ACTIVITIES:

          Payments on redemption of preferred stock       (2,010)         -
          Net proceeds (payments) on debt and
           bank line of credit                            (1,249)        157
          Issuance of capital stock by
           unconsolidated affiliate                        1,635          -
          Net proceeds from related party debt                -          231
          Dividends paid                                      -          (15)
          Issuance of common stock, net                    2,422         485
          Issuance of preferred stock, net                    -        1,498
          Proceeds from exercise of stock options
            and warrants                                     505          22
                                                           ------      ------
          Net cash provided by financing activities        1,303       2,378
                                                           ------      ------
          Effect of exchange rate changes on
            cash and cash equivalents                        (12)         16
            Decrease in cash due to change in method of
            accounting from consolidation to equity method  (187)         -
                                                           ------       ------
          Increase (decrease)in cash and cash equivalents  8,658          (5)
          Cash and cash equivalents, beginning of period     210         396
                                                          -------      -------
          Cash and cash equivalents, end of period        $8,868       $ 391
                                                          =======      =======

          NON-CASH ACTIVITIES:
          Common stock issued for services                $   300     $  188
                                                          =======      =======
          Common stock issued in connection with
            employment agreements                         $ 1,003     $    -
                                                          =======      =======
          Common stock issued under cashless
            conversion provision of options/warrants      $   187     $   59
                                                          =======      =======
          Common stock issued upon conversions and
             redemptions of convertible preferred
             stock                                        $   808     $  135
                                                          =======      =======
          Short-term debt issued in connection with
            Preferred stock redemptions                   $   700     $   -
                                                          =======      =======

                            See accompanying notes.

                     EQUIDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                  (Unaudited)


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

     Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1999.

Foreign Currency Translation

     Effective November 1, 1999, the Company changed its method of accounting for its foreign affiliate, Rosch AG Medizintechnik ("Rosch AG"), from the consolidated basis to the equity method due to the decrease in the Company's ownership percentage (see Note 3). Through October 31, 1999, the foreign affiliate was accounted for on the consolidated basis, and accordingly, its financial statements were translated into U.S. dollars in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. All balance sheet amounts were translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts were translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of Rosch AG to October 31, 1999 were reported separately as a component of stockholders equity. For periods subsequent to October 31, 1999, in accordance with the equity method of accounting, the Company reports its percentage share of the foreign affiliate's results of operations as a separate component in its statement of operations. This amount is determined by translating the results of operations of the foreign affiliate to U.S. dollars using average exchange rates for the period. The aggregate transaction gains and losses are insignificant.

Comprehensive Income (Loss)

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components, however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. For the three months ended April 30, 2000, there were no items of other comprehensive income. For the nine months ended April 30, 2000, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its partially-owned German affiliate, Rosch AG. This affiliate ceased to be consolidated effective November 1, 1999 (see Note 3). SFAS 130 requires such adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     The foreign currency translation adjustment and comprehensive income for the three months ended April 30, 2000 was $0 and $7,987,000, respectively. The foreign currency translation adjustment and comprehensive income for the nine months ended April 30, 2000 was $(40,000) and $7,280,000, respectively.

2. DEBT

     The Company's method of accounting for its German affiliate, Rosch AG was changed from consolidation to the equity method effective November 1, 1999 (see
Note 3). As a result, the debt of Rosch AG is no longer included in the consolidated balance sheet of Equidyne Corporation and Subsidiaries.

     In November 1999, in connection with the redemption of the Company's Series A Preferred Stock, the Company issued a Promissory Note and Security Agreement (the "Secured Note") in the principal amount of $1,050,000. The Secured Note was non-interest bearing and secured by certain intellectual property rights of the Company. The Secured Note was due in full on the earlier to occur of (i) five business days of the closing date of the initial public offering in Germany of Rosch AG or (ii) April 30, 2000. The initial public offering took place on February 24, 2000 (see Note 3), thus the Secured Note matured on February 29, 2000. The terms of the Secured Note provided that the principal amount would be reduced to $700,000 if the average closing bid price of the Company's Common Stock for the five trading days prior to maturity exceeded $3.00 per share. As this provision was met, the balance of the Secured Note was adjusted to $700,000. The Secured Note was paid in full on March 7, 2000.

3. INVESTMENT IN AFFILIATE

     On February 24, 2000, Rosch AG completed an Initial Public Offering ("IPO") of its shares on the Neuer Market, a segment of the Frankfurt (Germany) Stock Exchange. Rosch AG sold 1,263,950 newly issued shares in the IPO, which, along with the Company's sale of certain of its shares of Rosch AG in the IPO, reduced the Company's ownership of Rosch AG to 26.43%. The Company received proceeds of approximately $11.1 million from the sale of its shares, and has recognized a pre-tax gain of approximately $10.8 million.

     Effective November 1, 1999, the Company accounts for its investment in Rosch AG under the equity method of accounting. Under the equity method of accounting, the Company's percentage share of Rosch AG's operating results are reported as a single line item in its Statement of Operations. For the three and nine months ended April 30, 2000, the Company's share of the net loss of Rosch AG was approximately $150,000 and $409,000, respectively.

     For the three months ended October 31, 1999, the Company consolidated the operating results of Rosch AG and recognized the minority stockholders' share of Rosch AG's net losses of approximately $113,000.

     The following is summarized unaudited financial information of Rosch AG as of and for the three months ended April 30, 2000:
                          (000's)
     Gross sales         $ 1,022
     Cost of goods  sold     523
     Net  income  (loss)    (567)
     Total  assets        33,750
     Total liabilities     1,638

     At April 30, 2000, the quoted market value of the Company's investment in Rosch AG was approximately $79 million. The valuation represents a mathematical calculation based on a closing quotation published by the Neuer Market and Euro to U.S. Dollar conversion rates at that date. The valuation is not necessarily indicative of the amount that could be realized upon sale. Furthermore, the Company is prohibited from selling any its shares of Rosch AG until August 24, 2000, under the terms of an agreement between the Frankfurt Stock Exchange and the Company.

4. INCOME TAXES

     The Company's deferred tax assets (which result primarily from net operating loss carryforwards) as of April 30, 2000 and July 31, 1999 were $6,956,000 and $4,095,000, respectively. SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 1999, uncertainty existed about the realization of the Company's deferred tax assets, and a valuation allowance of $4,095,000 was recognized.

     SFAS No. 109 sets forth several possible sources of future taxable income to be used to evaluate the likelihood of realization of deferred tax assets. One such source is the availability of tax planning strategies that could be used to accelerate future taxable income in order to utilize expiring carryforwards. Management believes that sufficient tax planning strategies, as defined by SFAS No. 109, are available such that it is more likely than not that a portion of the deferred tax assets will be realized, and therefore, the valuation allowance against deferred tax assets has been adjusted to $5,854,000, thereby recognizing approximately $1.1 million of net deferred tax assets at April 30, 2000.

     As of April 30, 2000, the Company has net operating loss carryforwards available totaling approximately $17.5 million, after utilization of approximately $6.2 million for the three months ended April 30, 2000. These carryforwards expire from 2004 through 2020, and are subject to annual limitations under Internal Revenue Code Section 382. Based upon an evaluation of these limitations, the Company expects to offset all of its Federal taxable income for the fiscal year ending July 31, 2000 by utilizing its net operating loss carryforwards. However, the Company will be subject to alternative minimum tax, and has recognized a current provision for Federal income taxes based upon estimated alternative minimum taxable income for its fiscal year ending July 31, 2000. In addition, due to limitations on net operating loss carryforward usage imposed by certain states, a current provision for State income taxes has also been recognized based upon estimated taxable income for State income tax purposes.

Significant components of the Company's deferred tax assets are as follows:

                                               April 30, 2000  July 31, 1999
                                               --------------  -------------
Deferred tax assets:
Net operating loss carryforwards                $6,696,000       $3,582,000
Accrued expenses                                    30,000           83,000
Inventory                                          115,000          139,000
Other                                               15,000           10,000
Deferred compensation                                 -             281,000
Alternative minimum tax credit carryforward        100,000             -
                                               --------------  -------------
      Total deferred tax assets                  6,956,000        4,095,000
Valuation allowance for deferred tax assets     (5,854,000)      (4,095,000)
                                               --------------  -------------

Net deferred tax assets                         $1,102,000       $    -
                                               ==============  =============

     Following is a summary of the tax provision (benefit) recognized for the three and nine months ended April 30, 2000:

                    Current         Deferred
                   --------        ----------
   Federal         $100,000       $(1,066,000)
   State            221,000           (36,000)
                   --------        ----------
   Total           $321,000       $(1,102,000)
                   ========        ==========

     For the three and nine months ended April 30, 1999, the net provision for Federal and State income taxes was $-0-, due to the Company's net losses for the periods, and the valuation allowance recognized against the deferred tax assets, as described above.

     A reconciliation of income taxes computed at the federal statutory rates to income tax expense for the nine months ended April 30, 2000 is as follows:

                                           Amount      Percent
                                           --------     -------
   Benefit at Federal Statutory Rates     $2,210,000     34.0%

   State Income Taxes, net of
     Federal Benefit                         122,000      1.9

   Change in Valuation Reserve            (3,146,000)   (48.4)
   Other                                      33,000       .5
                                           ---------    -------

   Total                                   $(781,000)   (12.0)%
                                           =========    =======

5. EQUITY

     During the three months ended April 30, 2000, the Company closed on a private placement of 62,500 shares of Common Stock with six investors for a total of $250,000.

     Effective February 17, 2000, the Company issued 150,000 shares of Common Stock to two executives pursuant to the terms of their respective employment agreements. The common stock was valued at its quoted fair market value at the close of business on February 17, 2000, or $6.69 per share, resulting in the recognition of compensation expense of $1,003,000.

     In addition, during the three months ended April 30, 2000, the Company issued 2,051,405 shares of Common Stock pursuant to the exercise of outstanding stock options and warrants.

6. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                      ------------------     -----------------
                                      APRIL 30,  APRIL 30,  APRIL 30,  APRIL 30,
                                        2000       1999       2000        1999
                                      ---------  ---------  ---------  ---------
                                          (Thousands, except per share amounts)

Numerator:
   Net income (loss)................. $ 7,987    $ (4,933)    $ 7,280   $(7,575)
   Preferred stock redemption premium      -           -          123        -
   Preferred stock dividends.........      -          (68)       (141)     (323)
                                       --------    --------   --------   -------
   Numerator for basic earnings per
    share-income available to common
    stockholders....................  $ 7,987    $ (5,001)    $ 7,262   $(7,898)

   Effect of dilutive securities:
    Preferred stock redemption premium     -           -         (123)        -
    Preferred stock dividends.......       -           -          141         -
                                      --------     --------   --------    ------
                                           -           -           18         -
                                      --------     --------   --------    ------
 Numerator for diluted earnings
     per share-income available
     to common shareholders after
     assumed conversions.........    $ 7,987     $ (5,001)    $ 7,280   $(7,898)
                                     =======      ========    =======   ========

Denominator:
   Denominator for basic earnings per
    share-weighted average share   16,305,338   7,806,813  13,359,543  7,413,750

   Effect of dilutive securities:
      Stock options.................  352,185       -         384,690         -
      Warrants......................  499,857       -         178,328         -
      Convertible preferred stock...     -          -       1,513,942         -
                                     --------    --------    --------   --------
   Dilutive potential common shares   852,042       -       2,076,960         -
                                     --------    --------    --------   --------
   Denominator for diluted earnings
    per share-adjusted weighted-
    average shares and assumed
    conversions                    17,157,380   7,806,813 15,436,503   7,412,750
                                   ==========    ========  ==========   ========
Basic earnings (loss) per share      $   0.49    $ (0.64)    $ 0.54     $ (1.07)
                                     ========    ========   ========    ========
Diluted earnings (loss) per share    $   0.47    $ (0.64)    $ 0.47     $ (1.07)
                                     ========    ========   ========    ========

     Dilutive securities were not included in the calculation of diluted weighted average shares for the three and nine months ended April 30, 1999, due to their anti-dilutive effect.

     For additional disclosure regarding the stock options and the warrants, see
Note 5.

     Options to purchase 235,000 shares of common stock at prices ranging from $5.94 to $7.00 per share were outstanding at April 30, 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

7. COMMITMENTS

     Effective February 15, 2000, Equidyne Systems, Inc. relocated its principal offices within San Diego, California, terminating its month-to-month lease, and entering into a new 36-month lease. The new lease provides for monthly rent beginning at $6,282 and increasing annually to $8,077 and $8,301 per month in years two and three, respectively. In addition, in December 1999, the Company entered into a lease amendment for its Aliso Viejo, California facility, adding new space within the same office complex. The amended lease has a 39 month term, expiring February 2003, and provides for monthly rent of $6,528 through February 2001. Monthly rent for the subsequent two twelve-month periods is fixed at $6,854 and $7,197, respectively.

     In January 2000, the Company relocated from its Amherst, New Hampshire offices to Westford, Massachusetts, entering into a three year lease at the rate of $2,606 per month.

     In May 2000, the Company entered into an amendment to its San Diego office lease for additional space adjacent to its San Diego office facility. The amended lease will commence upon completion of improvements for a term of 36 months. The monthly rent for the additional space is $4,832 for the first year, and increasing to $5,025 and $5,227 for years two and three, respectively.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Report contains or refers to forward-looking information made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. That information covers future revenues, products and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement include, but are not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulation and reimbursements, changes in foreign economic conditions or currency translation, product acceptance or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.


OVERVIEW

     The success of the IPO of Rosch AG in February 2000 provided the Company with an infusion of working capital that has allowed the Company to aggressively pursue its goal of a full-scale market introduction of the INJEX(tm) System to the U.S. market in July 2000. The INJEX(tm) System is a hand-held, spring-powered device that injects drugs from a needle-free syringe through the skin as a narrow, high-pressure stream of liquid. The INJEX(tm) System has received U.S. FDA 510(k) clearance to market the system in the U.S.

     During the quarter ended April 30, 2000, the Company has made significant investments in the automated, low-cost production systems capable of fulfilling the anticipated demand for the product. The Company has also added key operating and sales executives, hired nearly all of its 50-person dedicated sales force, and has forged alliances with outside firms for assistance in the areas of public relations and diabetes education. In addition, the Company has made significant investments in its marketing materials, including product literature and a new logo. These achievements have put the Company in position to launch the INJEX(tm) System as planned this July. However, there can be no assurance that the Company will be able to successfully manufacture, market, sell and deliver the INJEX(tm) System, as it has yet to be introduced into the U.S. market, and has not yet been commercially accepted.


RESULTS OF OPERATIONS

     Net sales for the three and nine month periods ended April 30, 2000 were $-0- and $802,000, respectively, compared to $1,756,000 and $6,132,000 for the three and nine month periods ended April 30, 1999, respectively. Cost of sales for the three and nine month periods ended April 30, 2000 were $-0- and $502,000, respectively, compared to $1,343,000 and $4,024,000 for the three and nine month periods ended April 30, 1999, respectively. The decrease in net sales and cost of sales is attributable to three major factors: (1) the Company's sale of its audiometrics business assets in April 1999 resulted in a decrease in sales of approximately $31,000 and $618,000 for the three and nine month periods, respectively, as compared to the same period in the prior fiscal year;
(2) The cessation of the operations of the Company's wholly-owned subsidiary, Dynamic Dental Systems (DDS), resulted in net sales of DDS for the three and nine months ended April 30, 2000 decreasing by $254,000 and $1,078,000, respectively; and (3) The Company's change from the consolidation basis to the equity method of accounting for its German affiliate, Rosch AG, resulted in a change in the method of reporting the operations of Rosch AG in the Company's Consolidated Statements of Operations. Under the consolidation basis, the Rosch AG Statement of Operations is consolidated with the Statement of Operations of the Company. Under the equity method of accounting, the Company's Statement of Operations only reflects its share of the net income or loss of Rosch AG as a separate component of the Company's Statement of Operations. As a result, the Statements of Operations for the three and nine months ended April 30, 2000 do not include the net sales and cost of sales of Rosch AG, whereas the Statements of Operations for the three and nine months ended April 30, 1999 include Rosch AG net sales of $1,306,000 and $3,959,000, respectively.

     Selling, general and administrative expenses for the three and nine month periods ended April 30, 2000 were $3,248,000 and $5,624,000, respectively, compared to $1,765,000 and $5,616,000, respectively, for the comparable prior year periods. The increase for the three months ended April 30, 2000 is due primarily to the recognition of approximately $1 million for compensation associated with common stock issued to two executives of the Company in accordance with the terms of their respective employment agreements. Other increases resulted from an increased number of employees at the Company's wholly-owned subsidiary, Equidyne Systems, Inc. ("ESI"), recruiting fees associated with the hiring of 50 new ESI sales representatives, and increased market research activity. The increase for the quarter and decrease for the nine month period ended April 30, 2000 reflects the impact of the Company's sale of its audiometrics business assets in April 1999, and cost savings associated with ceasing the operations of DDS. The change in accounting method described above resulted in a reduction in the selling, general and administrative expense reported in the consolidated Statement of Operations for the three and nine month periods of $560,000 and $1,616,000, respectively. Also contributing to the change was a reduction for the three and nine month periods ended April 30, 2000 of approximately $295,000 and $964,000, respectively of amortization expense due primarily to deferred compensation recognized in connection with the acquisitions of DDS and ESI. These expenses became fully amortized during the fiscal year ended July 31, 1999.

     Research and development expenses for the three and nine months ended April 30, 2000 were $315,000 and $676,000, respectively, compared to $78,000 and $283,000, respectively, for the comparable prior year periods. The increase reflects the availability of working capital at the Company, and management's decision to allocate a greater portion of the Company's resources towards the development of new products and improved product features.

     Net income for the three and nine month periods ended April 30, 2000 was $7,987,000 and $7,280,000, respectively, compared to a net (loss) of $(4,933,000) and $(7,575,000), respectively, for the same periods in the prior fiscal year. The change is primarily the result of the gains recognized on the partial sales of the Company's ownership in Rosch AG, which were $10,819,000 and $12,684,000 for the three and nine months ended April 30, 2000, respectively. The sale of the audiometrics business assets in April 1999 and ceasing the operations of DDS also caused reductions to the Company's net losses for the periods, as both operations incurred significant losses during the three and nine months ended April 30, 1999. The net income for the three and nine month periods ended April 30, 2000 were further increased by the recognition of a net income tax benefit of $781,000 relating primarily to a reduction in the Company's valuation allowance against a portion of its deferred tax assets. The increase in net income for the three and nine months ended April 30, 2000 was also offset by increased costs (described above)incurred in connection with ESI and its preparation for full-scale U.S. market introduction of the INJEX(tm) System.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital (deficit) of the Company at April 30, 2000 was $7,727,000, compared to $(1,262,000) at July 31, 1999. The increase of approximately $9 million primarily resulted from the proceeds from the sale of a portion of the Company's ownership in Rosch AG of approximately $11.1 million, partially offset by the net effect of the Company's operating losses. In addition, the change in the accounting treatment for the Company's investment in Rosch AG from consolidation to equity method had the impact of removing the working capital of Rosch AG from the consolidated balance sheet of the Company. Rosch AG's working capital at July 31, 1999 was approximately $400,000.

     The Company has significantly improved its working capital position, and currently has sufficient working capital to sustain the Company through the next twelve months. Of the proceeds from the IPO described above, $700,000 was used to pay-off the Company's $700,000 note payable outstanding at January 31, 2000 (see Note 2). The balance of the proceeds are being used to fund the acquisition of the high-volume, fully-automated production tools that are necessary to fill the anticipated demand for the INJEX(tm) System. In addition, the funds are being used to build the infrastructure necessary to support the business, including the hiring of a full-time dedicated sales force, a customer support team, and various other personnel requirements. The proceeds are also being used to implement strategic marketing initiatives, continued research and development initiatives, and general corporate purposes.

PART II. - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

     During the three months ended April 30, 2000, the Company closed a private placement of 62,500 shares of Common Stock with six "accredited investors", as such term is defined in Regulation D under the Securities Act, for a total of $250,000.

     In addition, the Company issued 2,051,405 shares of Common Stock pursuant to the exercise of outstanding stock options and warrants, and issued 150,000 shares of Common Stock to two executives pursuant to the terms of their respective employment agreements.

     The issuance of these shares was claimed exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarterly period ended April 30, 2000.

     Exhibits:

     10.1 - Amended and Restated Employment Agreement dated January 1, 2000 by and between the registrant and Thomas A. Slamecka

     10.2 - Amended and Restated Employment Agreement dated January 1, 2000 by and between the registrant and Michael T. Pieniazek

     27.    Financial Data Schedule

                                   SIGNATURES
                                   ----------

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          EQUIDYNE CORPORATION



          Dated:  June 13, 2000            /s/ J. Randall Nelson
                                               --------------------
                                               J. Randall Nelson
                                               Chief Executive Officer


          Dated:  June 13, 2000            /s/ Michael T. Pieniazek
                                               ---------------------
                                               Michael T. Pieniazek
                                               Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit             Description
-------             -----------

10.1                Amended and Restated Employment Agreement dated January
                    1, 2000 by and between the registrant and Thomas A. Slamecka

10.2                Amended and Restated Employment  Agreement date January
                    1,  2000  by and  between  the  registrant  and  Michael  T.
                    Pieniazek

27                 Financial Data Schedule