Form 10QSB/A
period 2000-04-30
EQUIDYNE CORP
filed 2000-08-29
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                AMENDMENT NO. 1

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended              Commission File Number
            APRIL  30, 2000                           0-9922
            ---------------                           ------

                              EQUIDYNE CORPORATION
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                             04-2608713
              --------                             ----------
(State or Other Jurisdiction of
Incorporation or Organization)

                238 Littleton Road, Westford, Massachusetts 01886
                -------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)

          Issuer's telephone number, including area code: 978-692-6680
                                  ------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
                                  ------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                  ------------
                                (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---

As of June 9, 2000, there were outstanding 16,128,933 shares of the Issuer's Common Stock, $.10 par value.

                              EQUIDYNE CORPORATION

                                      Index
                                      -----

     The registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended April 30, 2000 to (a) correct a change in the number of outstanding shares of the registrant's Common Stock, (b) correct certain errors in the registrant's unaudited consolidated balance sheets and unaudited consolidated statements of operations, (c) correct certain errors in the unaudited financial statements under "4. Income Taxes", "5. Equity" and "6. Earnings Per Common and Common Equivalent Shares", and (d) correct certain errors under Item 2. Changes in Securities. In accordance with the instructions for Form 10-Q, Item 1 is included herein in its entirety and a revised financial data schedule is attached as Exhibit 27.1. No other changes have been made to the Quarterly Report on Form 10-Q for the period ended April 30, 2000.

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets, April 30, 2000 and July 31, 1999 .................3

Consolidated Statements of Operations for the Three and
Nine Months Ended April 30, 2000 and April 30, 1999............................4

Consolidated Statements of Cash Flows for the Nine
Months Ended April 30, 2000 and April 30, 1999.................................5

Notes to Consolidated Financial Statements ....................................6

Item 2.   Management's Discussion and Analysis or Plan of Operation ..........10

PART II - OTHER INFORMATION

Item 2.   Changes in Securities ..............................................12

Item 6.   Exhibits and Reports on Form 8-K ...................................12

SIGNATURES ...................................................................13

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           April 30, 2000     July 31, 1999
                                           --------------     -------------
                                            (Unaudited)
ASSETS                                               (Thousands)
------                                               -----------
Current Assets:
Cash and cash equivalents.................   $  8,868          $    210
Accounts receivable.......................         23               897
Inventories...............................         90             1,480
Deferred income taxes.....................        162                 -
Prepaid and other current assets..........        112               196
                                             ---------         ---------
Total current assets......................      9,255             2,783

Property and equipment....................      1,001               745
Accumulated depreciation..................       (218)             (115)
                                             ---------         ---------
                                                  783               630
Deposits on tooling and machinery.........        899                 -
Goodwill..................................        694               715
Patents...................................      1,962             2,897
Investment in affiliate...................      8,487                 -
Deferred income taxes, net of current.....        940                 -
Other.....................................        134               216
                                             ---------         ---------
                                             $ 23,154          $  7,241
                                             =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank debt.................................   $      -          $  1,073
Accounts payable..........................        784             1,784
Accrued liabilities.......................        744               815
Dividends payable.........................       -                  373
                                             ---------         ---------
     Total current liabilities............      1,528             4,045

Minority interest in consolidated
subsidiary................................          -               440

Stockholders' equity:
Preferred Stock, $.01 par value;
Authorized - 1,000,000 shares;
Series A Convertible Preferred -
Outstanding
None at April 30, 2000 and 2,400 at
July 31, 1999.............................          -             1,909
Series B Convertible Preferred -
Outstanding
None at April 30, 2000 and 1,170 at
July 31, 1999.............................          -               982
Common stock, $.10 par value;
Authorized - 35,000,000 shares;
Outstanding - 16,128,933 shares at April
30, 2000 and 9,637,621 at July 31, 1999...      1,613               963
Additional paid-in capital................     28,426            14,837
Retained deficit..........................     (8,261)          (15,541)
Accumulated other comprehensive loss......          -              (200)
                                             ---------         ---------
                                               21,778             2,950
Deferred compensation.....................       (152)             (194)
                                             ---------         ---------
Total stockholders' equity................     21,626             2,756
                                             ---------         ---------
                                             $ 23,154          $  7,241
                                             =========         =========

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                             April 30,   April 30,    April 30,    April 30,
                                               2000        1999         2000         1999
                                           -----------  -----------  -----------  -----------
                                                        (Thousands, except per share amounts)
Net sales................................  $       -    $    1,756   $      802   $    6,132
Cost of goods sold.......................          -         1,343          502        4,024
                                           -----------  -----------  -----------  -----------
Gross profit.............................          -           413          300        2,108
Selling, general and administrative......       3,248        1,765        5,624        5,616
Research and development.................         315           78          676          283
Write-down of goodwill...................           -        3,196            -        3,196
                                           -----------  -----------  -----------  -----------
Total operating expenses.................       3,563        5,039        6,300        9,095
                                           -----------  -----------  -----------  -----------
Operating loss...........................      (3,563)      (4,626)      (6,000)      (6,987)

Other income (expenses):
Loss on sale of audiometrics assets......           -          (98)           -          (98)
Gain on sale of affiliate capital stock..      10,819            -       12,684            -
Equity in losses of affiliate............        (150)           -         (409)           -
Minority interest in affiliate...........           -            -          113            -
Interest, net............................          69         (114)          90         (197)
Other....................................          31          (95)          21         (293)

                                               10,769         (307)      12,499         (588)
                                           -----------  -----------  -----------  -----------
Income (loss) before income tax
benefit..................................       7,206       (4,933)       6,499       (7,575)
Income tax benefit.......................        (781)           -         (781)           -
                                           -----------  -----------  -----------  -----------
Net income (loss)........................  $    7,987   $   (4,933)  $    7,280   $   (7,575)
                                           ===========  ===========  ===========  ===========
Net income (loss) attributable to
common stockholders*.....................  $    7,987   $   (5,001)  $    7,262   $   (7,898)
                                           ===========  ===========  ===========  ===========
Income (loss) per common and
common equivalent share:
     Basic                                 $      .51   $     (.64)  $      .55   $    (1.07)
                                           ===========  ===========  ===========  ===========
     Diluted                               $      .47   $     (.64)  $      .47   $    (1.07)
                                           ===========  ===========  ===========  ===========

                             See accompanying notes.

     * The three and nine months ended April 30, 2000 includes the impact of $-0- and $141,000, respectively, of dividends on Preferred Stock. The three and nine months ended April 30, 2000 also includes the impact of $-0- and $123,000, respectively, of preferred stock redemption discounts. The three and nine months ended April 30,1999 includes the impact of $68,000 and $323,000, respectively, of dividends on Preferred Stock. All of the remaining outstanding Preferred Stock was redeemed/converted during the second quarter of the fiscal year ending July 31, 2000.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     NINE MONTHS ENDED
                                                     -----------------
                                                   APRIL 30,   APRIL 30,
                                                     2000        1999
                                                  -----------  -----------
                                                       (Thousands)
OPERATING ACTIVITIES:
  Net income (loss)                               $    7,280   $   (7,575)
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                        375          435
    Loss on disposal of fixed assets                      47            -
    Deferred compensation amortization                   517          964
    Deferred income taxes                             (1,102)           -
    Stock compensation                                 1,003            -
    Equity in loss of unconsolidated affiliate           409            -
    Minority interest in affiliate                      (113)           -
    Gain on sale of affiliate capital stock          (12,684)           -
    Loss on sale of audiometrics assets                    -           98
    Write-down of goodwill                                 -        3,196
    Changes in operating assets and liabilities:
    Accounts receivable                                  105         (381)
    Inventories,prepaid and other current assets        (126)        (209)
    Accounts payable and accrued liabilities            (601)         694
                                                  -----------  -----------
      Net cash used in operating activities           (4,890)      (2,778)

INVESTING ACTIVITIES:
  Purchase of property and equipment, net               (962)        (246)
  Deposits on tooling and machinery                     (899)           -
  Proceeds from sale of affiliate stock               14,305            -
  Proceeds from sale of audiometrics assets                -          625
                                                  -----------  -----------
      Net cash provided by investing activities       12,444          379

FINANCING ACTIVITIES:

  Payments on redemption of preferred stock           (2,010)           -
  Net proceeds (payments) on debt and
    bank line of credit                               (1,249)         157
  Issuance of capital stock by
    unconsolidated affiliate                           1,635            -
  Net proceeds from related party debt                     -          231
  Dividends paid                                           -          (15)
  Issuance of common stock, net                        2,422          485
  Issuance of preferred stock, net                         -        1,498
  Proceeds from exercise of stock options
    and warrants                                         505           22
                                                  -----------  -----------
      Net cash provided by financing activities        1,303        2,378
                                                  -----------  -----------
  Effect of exchange rate changes on
    cash and cash equivalents                            (12)          16
  Decrease in cash due to change in
    method of accounting from consolidation
    to equity method                                    (187)           -
                                                  -----------  -----------
  Increase (decrease)in cash and cash equivalents      8,658           (5)
  Cash and cash equivalents, beginning of period         210          396
                                                  -----------  -----------
  Cash and cash equivalents, end of period        $    8,868   $      391
                                                  ===========  ===========

NON-CASH ACTIVITIES:
  Common stock issued for services                $      300   $      188
                                                  ===========  ===========
  Common stock issued in connection with
    employment agreements                         $    1,003   $        -
                                                  ===========  ===========
  Common stock issued under cashless
    conversion provision of options/warrants      $       74   $       59
                                                  ===========  ===========
  Common stock issued upon conversions and
    redemptions of convertible preferred
    stock                                         $      808   $      135
                                                  ===========  ===========
  Short-term debt issued in connection with
    Preferred stock redemptions                   $      700   $        -
                                                  ===========  ===========

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

Foreign Currency Translation

     Effective November 1, 1999, the Company changed its method of accounting for its foreign affiliate, Rosch AG Medizintechnik ("Rosch AG"), from the consolidated basis to the equity method, due to the decrease in the Company's ownership percentage (see Note 3). Through October 31, 1999, the foreign affiliate was accounted for on the consolidated basis, and accordingly, its financial statements were translated into U.S. dollars in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. All balance sheet amounts were translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts were translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of Rosch AG to October 31, 1999 were reported separately as a component of stockholders equity. For periods subsequent to October 31, 1999, in accordance with the equity method of accounting, the Company reports its percentage share of the foreign affiliate's results of operations as a separate component in its statement of operations. This amount is determined by translating the results of operations of the foreign affiliate to U.S. dollars using average exchange rates for the period. The aggregate transaction gains and losses are insignificant.

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

4.   INCOME TAXES

     The Company's deferred tax assets (which result primarily from net operating loss carryforwards) as of April 30, 2000 and July 31, 1999 were $1,102,000 and $4,095,000, respectively. SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 1999, uncertainty existed about the realization of the Company's deferred tax assets, and a valuation allowance of $4,095,000 was recognized.

     SFAS No. 109 sets forth several possible sources of future taxable income to be used to evaluate the likelihood of realization of deferred tax assets. One such source is the availability of tax planning strategies that could be used to accelerate future taxable income in order to utilize expiring carryforwards. Management believes that sufficient tax planning strategies, as defined by SFAS No. 109, are available such that it is more likely than not that the deferred tax assets will be realized, and therefore, the valuation allowance against deferred tax assets has been adjusted to $-0-, thereby recognizing approximately $1.1 million of net deferred tax assets at April 30, 2000.

     As of April 30, 2000, the Company has net operating loss carryforwards available totaling approximately $2.5 million, after utilization of approximately $6.2 million for the three months ended April 30, 2000. These carryforwards expire from 2004 through 2020, and are subject to annual limitations under Internal Revenue Code Section 382. Based upon an evaluation of these limitations, the Company expects to offset all of its Federal taxable income for the fiscal year ending July 31, 2000 by utilizing its net operating loss carryforwards. However, the Company will be subject to alternative minimum tax, and has recognized a current provision for Federal income taxes based upon estimated alternative minimum taxable income for its fiscal year ending July 31, 2000. In addition, due to limitations on net operating loss carryforward usage imposed by certain states, a current provision for State income taxes has also been recognized based upon estimated taxable income for State income tax purposes.

     Significant components of the Company's deferred tax assets are as follows:

                                              April 30, 2000  July 31, 1999
                                              --------------  -------------
Deferred tax assets:
Net operating loss carryforwards                  $  842,000     $3,582,000
Accrued expenses                                      30,000         83,000
Inventory                                            115,000        139,000
Other                                                 15,000         10,000
Deferred compensation                                      -        281,000
Alternative minimum tax credit carryforward          100,000              -
                                                  -----------    -----------
     Total deferred tax assets                     1,102,000      4,095,000
Valuation allowance for deferred tax assets                -     (4,095,000)
                                                  -----------    -----------
Net deferred tax assets                           $1,102,000     $        -
                                                  ===========    ===========

Following is a summary of the tax provision (benefit) recognized for the three and nine months ended April 30, 2000:

                                                     Current      Deferred
                                                    --------     ----------

          Federal                                   $100,000    $(1,066,000)
          State                                      221,000        (36,000)
                                                    ---------   ------------
          Total                                     $321,000    $(1,102,000)
                                                    =========   ============

For the three and nine months ended April 30, 1999, the net provision for Federal and State income taxes was $-0-, due to the Company's net losses for the periods, and the valuation allowance recognized against the deferred tax assets, as described above.

A reconciliation of income taxes computed at the federal statutory rates to income tax expense for the nine months ended April 30, 2000 is as follows:

                                                    Amount        Percent
                                                   --------       -------
Benefit at Federal Statutory Rates                $2,210,000           34.0%

State Income Taxes, net of
  Federal Benefit                                    122,000            1.9

Change in Valuation Reserve                       (3,146,000)         (48.4)
Other                                                 33,000             .5
                                                  -----------     ----------
Total                                              $(781,000)         (12.0)%
                                                  ===========     ==========

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

     In addition, during the three months ended April 30, 2000, the Company issued 1,073,153 shares of Common Stock pursuant to the exercise of outstanding stock options and warrants.

6.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                         ------------------------  ------------------------
                                          APRIL 30,    APRIL 30,    APRIL 30,    APRIL 30,
                                            2000          1999         2000         1999
                                         -----------  -----------  -----------  -----------
                                                  (Thousands, except per share amounts)
Numerator:
  Net income (loss)....................  $    7,987   $   (4,933)  $    7,280   $   (7,575)
  Preferred stock redemption premium...           -            -          123            -
  Preferred stock dividends............           -          (68)        (141)        (323)
                                         -----------  -----------  -----------  -----------
  Numerator for basic earnings per
   share-income available to common
   stockholders........................  $    7,987   $   (5,001)  $    7,262   $   (7,898)

  Effect of dilutive securities:
   Preferred stock redemption premium..           -            -         (123)           -
   Preferred stock dividends...........           -            -          141            -
                                         -----------  -----------  -----------  -----------
                                                  -            -           18            -
                                         -----------  -----------  -----------  -----------
  Numerator for diluted earnings
   per share-income available
   to common shareholders after
   assumed conversions.................  $    7,987   $   (5,001)  $    7,280   $   (7,898)

Denominator:
  Denominator for basic earnings per
   share-weighted average share........  15,653,170    7,806,813   13,142,154    7,413,750

  Effect of dilutive securities:
   Stock options.......................     895,814            -      565,900            -
   Warrants............................     499,857            -      178,328            -
   Convertible preferred stock.........           -            -    1,513,942            -
                                         -----------  -----------  -----------  -----------
  Dilutive potential common shares.....   1,395,671            -    2,258,170            -
                                         -----------  -----------  -----------  -----------

  Denominator for diluted earnings
   per share-adjusted weighted-
   average shares and assumed
   conversions.........................  17,048,841    7,806,813   15,400,324    7,412,750
                                         ===========  ===========  ===========  ===========
Basic earnings (loss) per share........  $     0.51   $    (0.64)  $     0.55   $    (1.07)
                                         ===========  ===========  ===========  ===========
Diluted earnings (loss) per share......  $     0.47   $    (0.64)  $     0.47   $    (1.07)
                                         ===========  ===========  ===========  ===========

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

OVERVIEW
--------

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

     In addition, the Company issued 1,073,153 shares of Common Stock pursuant to the exercise of outstanding stock options and warrants, and issued 150,000 shares of Common Stock to two executives pursuant to the terms of their respective employment agreements.

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

                                        EQUIDYNE CORPORATION


Dated:  August 29, 2000                 /s/ J. Randall Nelson
                                        ---------------------------------------
                                        J. Randall Nelson
                                        Chief Executive Officer


Dated:  August 29, 2000                 /s/ Michael T. Pieniazek
                                        ---------------------------------------
                                        Michael T. Pieniazek
                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit             Description
-------             -----------

10.1 Amended and Restated Employment Agreement dated January 1, 2000 by and between the registrant and Thomas A. Slamecka

10.2 Amended and Restated Employment Agreement dated January 1, 2000 by and between the registrant and Michael T. Pieniazek


27                  Financial Data Schedule