Form 10KSB
period 2000-07-31
EQUIDYNE CORP
filed 2000-10-30
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended          July 31, 2000
                         ---------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               --------------  --------------

Commission file number             0-9922
                      -------------------------------

                              EQUIDYNE CORPORATION
                              --------------------

                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                04-2608713
------------------------------------------  ------------------------------------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)


          238 Littleton Road, Westford, Massachusetts           01886
-----------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                 (978) 692-6680
                                 --------------

                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.10 PAR VALUE
                          ----------------------------

                                 Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended July 31, 2000 totaled $802,000.

As of October 25, 2000, there were 16,317,959 shares of Common Stock outstanding and the aggregate market value of such Common Stock (based upon the closing bid price on such date) of the Registrant held by non-affiliates was approximately $47,813,166.

Documents incorporated by reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than November 28, 2000 pursuant to Regulation 14A are incorporated by reference in Items 9 through 12 of Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):
[ ] YES   [X] NO

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

THE COMPANY
-----------

     Equidyne Corporation (the "Company") is engaged in developing, manufacturing and selling the INJEX(TM) System, a needle-free drug delivery system. Since January 1999, the Company has focused on the INJEX(TM) System and disposed of or discontinued its other product lines. Through a series of transactions occurring July 1999 through October 2000, the Company has sold its entire ownership of Rosch AG Medizintechnik ("Rosch AG"). Rosch AG is focusing on the INJEX(TM) System in Europe.

     In January 2000, the Company changed its corporate name to Equidyne Corporation from American Electromedics Corp. In April 1999, the Company sold certain assets of its audiometric business, including all trademarks, patents and other rights associated with the audiometric business and also the name "American Electromedics." Pursuant to the sale of the audiometric sale agreement, the Company had agreed to change its name from American Electromedics Corp.

RECENT DEVELOPMENTS
-------------------

     General. On January 5, 1999, the Company announced a change in its business direction and decided to focus its business resources on the INJEX(TM)System of its wholly-owned subsidiary, Equidyne Systems, Inc. ("ESI"). The Company discontinued the marketing and distribution of intraoral dental camera systems which had been conducted in the United States through its wholly-owned subsidiary, Dynamic Dental Systems, Inc. ("DDS")

     In April 1999, the Company completed a sale of substantially all of its assets connected with its audiometrics business for a total sale price of $625,000.

     Rosch AG. In July 1999, a Germany-based investment-banking firm contributed $1.5 million into Rosch AG (formerly Rosch GmbH Medizintechnik), for an approximate 25% share. This investment was followed by the sale of all of the Company's European rights, patent applications and trademarks associated with the INJEX(TM) System to Rosch AG for $750,000. As a result, Rosch AG is conducting all development, manufacturing and marketing of the INJEX(TM) System in the European market. During Fiscal 2000, there were additional investments in Rosch AG as well as sales by the Company of portions of its stock interest in Rosch AG during the period September 1999 through December 1999, resulting in proceeds of approximately $3.2 million. In February 2000, Rosch AG completed an initial public offering ("IPO") of 1,263,950 shares on the Neuer Market, a segment of the Frankfurt (Germany) Stock Exchange. The Company also sold certain of its Rosch AG shares in the IPO, and received proceeds of approximately $11 million. In August 2000, the Company sold 332,000 additional shares of Rosch AG stock for approximately $10 million, and in October 2000, the Company sold our remaining 936,750 shares of Rosch AG for approximately $40 million.

     Marketing. In July 2000, the Company launched the marketing of the INJEX(TM) System in the United States. In anticipation of this event, the Company expanded its direct sales force to more than 50 individuals and is planning an increase in its sales force throughout the next year.

     In October 2000, the Company entered into an agreement with Rite-Aid Corporation, one of the largest retail pharmacy chains in the United States, for the exclusive retail distribution of the INJEXTM System. This exclusivity expires in April 2001.

     Capital Stock Transactions. On August 1, 2000, the Board of Directors approved a stock repurchase plan that would allow the Company to purchase, over the next six months, up to 1,000,000 shares of Common Stock on the open market from time to time at management's discretion, based upon market conditions. Through October 4, 2000, the Company had purchased an aggregate of 187,000 shares of Common Stock.

     In November 1999, the holders of the outstanding Series B Convertible Preferred Stock redeemed their shares, together with all accrued and unpaid dividends, penalties and redemption premiums, in exchange for a payment of $1,170,000 plus 369,000 shares of Common Stock.

     Also, in November 1999, the holder of the outstanding Series A Convertible Preferred Stock exchanged all of the outstanding shares and all accrued dividends for a cash payment of $840,000, the issuance of 2,228,312 shares of Common Stock and an interest-free secured promissory note for $1,050,000. Pursuant to the terms of the promissory note, the principal balance was subsequently reduced to $700,000, which was paid in full on March 7, 2000.

     In March 2000, the Company closed a private placement of 62,500 shares of Common Stock with six "accredited investors", as such term is defined in Regulation D under the Securities Act, for a total of $250,000. In addition, between November 1999 and July 2000, we issued 1,113,153 shares of Common Stock pursuant to the exercise of outstanding stock options and warrants, and issued 150,000 shares of Common Stock to two executives pursuant to the terms of their respective employment agreements.

     Executive Management. In January 2000, the Company appointed Joseph R. Nelson, former head of U.S. marketing for Eli Lilly's $1 billion diabetes care business, as its new President and Chief Executive Officer and elected Mr. Nelson as a director. Mr. Nelson became the Chairman of the Company's Board of Directors on August 1, 2000.

NEEDLE-FREE INJECTION SYSTEMS
-----------------------------

     In May 1998, the Company acquired ESI which has been in the business of developing the INJEX(TM) needle-free injector system. This system consists of a hand-held, spring-powered device that injects drugs from a needle-free syringe through the skin as a narrow, high-pressure stream of liquid. The name INJEX(TM) is a registered trademark of ESI. The INJEX(TM) System eliminates the need to pierce skin with a sharp needle thus eliminating the risk of potentially contaminated needle stick incidents and the resulting blood-borne pathogen transmission. The INJEX(TM) System is significantly smaller, easier to use, less expensive and more comfortable than previous needle-free injection systems marketed by ESI's competitors.

     The INJEX(TM) System has three components: (i) a pen-sized reusable jet injector, (ii) a reset box which also acts as a carrying case and (iii) a plastic, sterile, disposable ampule which contains the medication fluid. The Company also produces a full-range of accessories, which allow the INJEX(TM) System to be used with all standard medication containers.

     The INJEX(TM) System is currently designed to deliver variable doses of fluid medication from .05 ml to .5 ml. The ampules are delivered sterilized and empty to be filled by patients or care providers, and there are plans for the ampules to be pre-filled by the medication manufacturer for resale through pharmacies.

     ESI's core technology can be used for many different drug delivery regimens and allows for needle-free injection into the subcutaneous tissue. There are many uses for this product including in the physician's office, hospitals and clinic environments, for self-administered injections by people with diabetes, allergies or human growth disorders and vaccine inoculations such as for polio, tetanus, rabies and flu. The INJEX(TM) System also has applications in the dental and veterinary markets.

     In recent years, increased awareness of the dangers of blood-borne pathogen transmission has led to increased concern about needle safety in hospitals, and for healthcare professionals and their patients. As a result, there is now significant pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries. The U.S. Occupational Safety and Health Administration has issued various regulations to improve safety, and in 1998, the State of California has enacted healthcare worker safety legislation which requires healthcare providers to evaluate the various uses of needle-syringes in their facilities and to begin using alternative injection systems to protect healthcare worker safety where appropriate. Under the law, healthcare providers can be held liable if a worker becomes infected from a needlestick injury and suitable alternatives to needle-syringes were available but not used. Currently, 16 states have passed various forms of similar legislation, and 18 states have legislation pending.

     Rosch AG has the exclusive right for marketing the INJEX(TM) System in European markets. Rosch AG received CE-mark approval in September 1999, allowing it to sell the INJEX(TM) System directly over-the-counter, and sales of the system commenced in January 2000.

PRODUCT DEVELOPMENT
-------------------

     The Company is committed to funding the continued development, manufacturing capabilities and marketing necessary to market additional variations of the INJEX(TM) System, which includes the development of its new single use, disposable, needle-free injector and a 0.5 ml system capable of delivering a larger volume of medication per injection. The Company is also investigating the possible introduction of a 0.15 ml system that could deliver very small dosages of medication for pediatric markets. ESI filed for patent protection of the new single use, disposable, needle-free injector on April 7, 2000. The Company is committed to increasing manufacturing capacity based on demand.

GOVERNMENT REGULATION
---------------------

     Government regulation in the United States and certain foreign countries is a significant factor in the Company's business. In the United States, the Company's products and its manufacturing practices are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act and by other state regulatory agencies. Under the Act, medical devices, including those the Company is developing, such as its needle-free injection system, must receive FDA clearance before they may be sold, or be exempted from the need to obtain such clearance. The Company has already received 510(k) clearance for the INJEX(TM) System for sale upon a doctor's prescription. The Company is in the process of applying for FDA clearance to market the INJEX(TM) System for "over-the-counter" use or direct purchase by a consumer without a doctor's prescription. This clearance would augment the current FDA 510(k) clearance. The FDA regulatory process may delay the marketing of new systems or devices or substantial changes to the INJEX(TM) System for lengthy periods and impose substantial additional costs. Moreover, FDA marketing clearance regulations depend heavily on administrative interpretation, and there can be no assurance that interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. There can be no assurance that the Company will be able to obtain clearance for over-the-counter sale or of any of the Company's future products or any expanded uses of current or future products in a timely manner or at all. Once obtained, FDA clearances are subject to continual review. If the FDA believes that the Company is not in compliance with applicable requirements, it can institute proceedings to detain or seize its products, require a recall, suspend production, distribution, marketing and sales, enjoin future violations and assess civil and criminal penalties against the Company and its directors, officers or employees. The FDA may also suspend or withdraw market approval for the Company's products or require the Company to repair, replace or refund the cost of any product that it manufactures or distributes.

     FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices" regulations, which include validation testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is subject to periodic inspections by the FDA. In addition, changes in existing regulations or the adoption of new regulations could make the Company's ability to be in regulatory compliance more difficult in the future.

     Although the Company believes that its products and procedures are currently in material compliance with all relevant FDA requirements, the failure to obtain the required regulatory clearances or to comply with applicable regulations would have a material adverse effect on its business, results of operations or profitability.

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

PATENTS AND TRADEMARKS
----------------------

     The Company holds two United States patents and has applied for nine foreign patents for its INJEX(TM) needle-free drug injection system. In April 2000, the Company filed a patent application with the U.S. Patent and Trademark Office for a new single-use, disposable, needle-free injector. The Company also possesses certain registered trademarks and copyrights for names it believes are important to its business including INJEX(TM).

MARKETING
---------

     The marketing launch of the INJEX(TM) 30 System began on July 17, 2000 in the United States. In anticipation of this event, the Company hired a direct sales force of 50 individuals, along with 4 Regional Sales Directors, and depending on results, this sales force may be further expanded throughout the next year. A national search firm was retained to assist management in identifying and hiring new sales personnel. This sales team currently concentrates its efforts in the large diabetes market where there are over eight million injections every day in the United States. Representatives call on key doctors in the field of diabetes, primary care physicians, diabetes educators, and pharmacists.

     In October 2000, the Company appointed Rite-Aid Corporation ("Rite-Aid") the exclusive national distributor of the INJEX(TM) System in areas where Rite-Aid has stores. Currently, Rite-Aid is the largest drug store chain selling the product and it has an exclusive agreement through April, 2001. The agreement allows other pharmacies outside a twenty-mile radius of Rite-Aid stores to stock and promote the sale of INJEX(TM) products. Discussions are underway with other large national chains at this time. Also, many small regional chain distributors have ordered and are stocking the INJEX(TM) product line. Focus groups are underway in areas outside of diabetes to determine other big markets for the current INJEX(TM)30 product and future INJEX(TM) needle-free products.

     Direct-to-Consumer (DTC) programs have been initiated and advertising campaigns are being placed in key diabetes journals. Point-of-Service (POS) programs are underway in key pharmacies and doctors' offices across the United States. Many key diabetes educator programs are underway throughout the United States. All key diabetes trade shows have been and will continue to be attended as well as American Diabetes Association and Juvenile Diabetes Foundation walkathons.

     In September 1998 and February 1999, the Company entered into two separate agreements to supply HNS International, Inc., a California corporation, with the INJEX(TM) System for exclusive distribution within Japan, Australia, and substantially all of Asia, subject to the distributor selling specified quantities within the territory. HNS International, Inc. is wholly-owned by Mr. Fuskishima, a Director of the Company.

     The Company intends to broaden its marketing efforts in the future to address other home care applications, including medications for allergies, human growth disorders, arthritis, osteoporosis and other diseases involving in-home self injections. The Company is also seeking licensing and joint development agreements with drug companies and manufacturers of injectable pharmaceuticals in the United States and worldwide (other than Europe). The Company expects that product sales will be directed to pharmaceutical companies, pediatric clinics, infectious disease wards, and outpatient clinics where the threat of an accidental needle stick and patient trauma is highest. The marketing plan includes making the INJEX(TM) System products available through selected retail pharmacy outlets, based on nation-wide and regional agreements, for sale upon physician's prescription. The Company has applied for FDA clearance to permit over-the-counter sales of the INJEX(TM) System. In addition, it will market the INJEX(TM) Systems to various clinical markets through the formation of strategic alliances with key specialty medical device dealers throughout the U.S. The marketing plans may change significantly depending on the Company's discussions with drug companies and manufacturers and the Company's success in securing licensing and/or joint development agreements with such entities. The Company participates in exhibitions at major medical, educational and public health conventions.

MATERIALS
---------

     The Company has begun manufacturing the INJEX(TM) System for commercial distribution. The INJEX(TM) System's reusable injector pen and reset box are made of a combination of molded plastic and medical-grade stainless steel products. The disposable plastic components of the INJEX(TM) System include the ampule, which contains the drug, and the accessories used with medication containers. The Company does not possess the internal manufacturing capacity for production of the INJEX(TM) System; instead its subcontracts the production to specialized contract manufacturers. The manufacture and supply of the injector pen and reset box are readily available. The Company has entered into a $3.2 million memorandum of understanding with a view towards a final agreement with Nypro Inc., a leading worldwide manufacturer in precision injection molding for the healthcare industry, to build and operate automated, low-cost production systems to supply the component parts of the INJEX(TM) System product necessary to meet market demand. The Company's investment of $3.2 million is for the purchase of the tooling and automation machinery that will be placed in the Nypro production facilities. The Company expects its automated production system to come on-line before the end of Fiscal 2001. During the period the Company is building its automated system, the Company plans to meet current and future demand for the product by utilizing its current production tooling along with a portion of the output from Rosch AG's operational automated production system located in Germany under an agreement entered into by the Company and Rosch AG.

PRODUCT WARRANTY
----------------

     The Company currently offers a three-year warranty on the injector component of the INJEX(TM) System.

EMPLOYEES
---------

     At July 31, 2000, the Company had 76 employees, 12 of whom were management or administrative personnel, 55 were engaged in sales activities, and 9 were engaged in manufacturing and service related activities. In addition, when necessary, the Company retains independent engineering consultants for design support and new product development.

     None of the Company's employees are covered by any collective bargaining agreements. Management considers its employee relations to be satisfactory.

COMPETITION
-----------

     The INJEX(TM) needle-free injection system competes with standard needle syringes, safety syringes and needle-free injection systems of other manufacturers. These competitors have been in business longer than the Company has, and have substantially greater technical, marketing, financial, sales, and customer service resources. Becton, Dickinson and Company (BDC) has as much as 85% of the domestic needle syringe market.

     Medi-Ject Corporation, founded in 1979, currently markets a needle-free injector system known as the "Medi-Jector Vision(TM) ," which consists of an injector with a multi-use disposable needle-free syringe. Medi-Ject Corporation has entered into various licensing and development agreements with multi-national pharmaceutical and medical device companies covering the design and manufacture of customized injection systems for specific drug therapies.

     Another principal manufacturer of needle-free injection systems is Bioject Medical Technologies, Inc., formed in 1985. Bioject Medical Technologies, Inc. has sold a CO2 powered injector since 1993. The injector is designed for and used almost exclusively for vaccinations in doctors' offices or public clinics. Bioject Medical Technologies, Inc also has acquired Vitajet Corporation, which has introduced a coil spring injector system that incorporates a disposable needle-free syringe.

     Several other companies have needle-free medication delivery systems in various stages of development, which may ultimately compete with the INJEX(TM) System.

     Safety syringes are presently made by a small number of new firms, none of which has a significant share of the total syringe market. BDC also manufactures these devices, but the high cost of safety syringes and the continued problem of controlled disposal has weakened the demand for them.

     The Company expects to compete with the smaller safety syringe manufacturers and jet injector firms, based on factors such as health care worker safety, ease of use, costs of controlled disposal and patient comfort. The Company expects that when these factors are considered, the INJEX(TM) System will compete successfully in the needle-free market for several reasons. First, the INJEX(TM) product is very small, simple to operate, and very gentle in delivering medication as compared to our competitors. Secondly, the Company's competitors have not taken their products directly to the healthcare professionals with a sales force as has Equidyne. This is a critical factor for success in the needle-free market, as doctors are often unaware of such products, and must be detailed frequently to incorporate needle-free products into their arsenal of products for treating patients. Diabetes educators also need a focused effort so they can offer patients the option of needle-free any time they start a patient on insulin.

     As the Company moves to other disease states, more physicians will also need similar attention and focus to incorporate needle-free technology into their practices as well. As the Company expands its sales force in the future, it will continue to meet their demands.

ITEM 2.   PROPERTIES
          ----------

     In February 2000, ESI relocated its principal offices within San Diego, California, entering into a new 36-month lease for offices comprising 4,487 square feet, used for administrative purposes. In May 2000, the Company amended its San Diego, California office lease for 2,612 additional square feet of space adjacent to its San Diego office facility for administrative purposes. The lease amendment was effective July 1, 2000 and provides for total monthly rent beginning at $11,114 and increasing annually to $13,102 and $13,528 per month in years two and three, respectively.

     In December 1999, the Company entered into a lease amendment for its Aliso Viejo, California facility, adding new space within the same office complex as its existing facility. The amended lease, covering 5,222 square feet, had a 39 month term, expiring February 2003, and provided for monthly rent of $6,528 through February 2001, increasing for the subsequent two twelve-month periods to $6,854 and $7,197, respectively. In September 2000, the Company entered into a new lease amendment to reduce the leased space to 1,716 square feet for a 30 month term, expiring February 2003. The amended lease provides for monthly rent of $2,145 through February 2001, increasing for the subsequent two twelve-month periods to $2,252 and $2,365, respectively. This location is used for research and development.

     In January 2000, the Company relocated its Amherst, New Hampshire offices to Westford, Massachusetts, entering into a three year lease at the rate of $2,606 per month. This office consists of 1,967 square feet and is used for administrative purposes.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     In December 1998, Charles S. Aviles, Jr. and Barry Hochstadt, stockholders, officers and employees of DDS at the time of the Company's acquisition of DDS, filed an action in Superior Court of California, County of Orange, against Henry Rhodes, the President and a former shareholder of DDS, DDS and the law firm that had represented DDS and its stockholders during its acquisition by the Company, seeking damages in excess of $1,000,000 and an indeterminate amount of punitive damages and costs arising from the plaintiffs' prior relationships with DDS. In January 1999, the action was removed to the United States District Court for the Central District of California (the "Court"). Following the removal, defendants Mr. Rhodes and DDS sought to change the venue of the action to the United States District Court for the Southern District of Georgia, and the defendant law firm filed a motion to dismiss for lack of personal jurisdiction. In July 1999, while these motions were pending, the plaintiffs served the Company with the complaint. In June 1999, the Court denied the defendants' motion to change the venue. In their amended complaint, the plaintiffs sought general, special and punitive damages against Mr. Rhodes, DDS and the Company for breach of duty of care, breach of fiduciary duty, self dealing, fraud and deceit, negligent misrepresentation, breach of employment agreement and wrongful termination. Mr. Rhodes, DDS and the Company answered the amended complaint by denying all allegations set forth and set forth several affirmative defenses. In November 1999, the Court granted the law firm's motion to dismiss that firm as a defendant. However, this action continued against the remaining defendants, and in June 2000, the plaintiffs filed a second amended complaint against the remaining defendants. The objective of the second amended complaint was to be more specific as to the plaintiffs' theory that the Company had acted as the "alter ego" of DDS. In October 2000, the parties entered into a settlement agreement with a payment in the amount of $325,000.

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

     None.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY
          ------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

PRINCIPAL MARKET AND SALES PRICES FOR COMPANY'S COMMON STOCK
------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol INJX. The following table sets forth for the indicated periods the high and low bid prices of the common stock for the two fiscal years ended July 31, 2000 and July 31, 1999. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

     ---------------------------------------------------------------------
      FISCAL PERIOD           FISCAL YEAR ENDING       FISCAL YEAR ENDED
      -------------           ------------------       -----------------

                                   7/31/00                  7/31/99
                                   -------                  -------
     ---------------------------------------------------------------------
                              High        Low          High        Low
     ---------------------------------------------------------------------
       First Quarter             $1.34      $.72          $4.31      $2.38
     ---------------------------------------------------------------------
       Second Quarter             3.94       .75           2.31        .88
     ---------------------------------------------------------------------
       Third Quarter              9.00      3.25           2.50        .84
     ---------------------------------------------------------------------
       Fourth Quarter             6.44      2.88           2.56       1.03
     ---------------------------------------------------------------------

APPROXIMATE NUMBER OF HOLDERS OF COMPANY'S COMMON STOCK
-------------------------------------------------------

     As of July 31, 2000, there were approximately 186 stockholders of record of its Common Stock. The Company believes that a substantial amount of the shares are held in nominee name for beneficial owners.

DIVIDENDS
---------

     The Company has never paid any cash dividend on its Common Stock. The Company intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     None.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning underlying assumptions and other statements which are other that statements of historical facts. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. The actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

OVERVIEW
--------

     In the past, the Company's ability to achieve its financial goals has been negatively impacted by its working capital deficiency. This has changed as a result of approximately $14.3 million in net proceeds the Company realized from the various sales of its ownership in Rosch AG throughout the past year. Subsequent to the end of its fiscal year, the Company sold the balance of its ownership in Rosch AG, and realized additional net proceeds of approximately $49.2 million. The infusion of working capital from the sale of its ownership in Rosch AG has allowed the Company to complete a full-scale market introduction of the INJEXTM System and has provided it with the funds necessary to increase production capacity, aggressively market the INJEXTM System, and step-up its research and development initiatives.

     In March 2000, the Company entered into a $3.2 million dollar memorandum of understanding with a view towards a final agreement with Nypro Inc., a leading worldwide manufacturer in precision injection molding for the healthcare industry, to build and operate automated, low-cost production systems to supply the component parts of the INJEX(TM) System product necessary to meet market demand. The Company also has added operating and sales executives, hired a 50-person dedicated sales force and forged alliances with outside firms for assistance in the areas of public relations and diabetes education. In addition, the Company has made significant investments in marketing materials, including product literature and a new logo. In addition, in January 2000, Randy Nelson, former head of U.S. marketing for Eli Lilly's $1 billion diabetes care business, was appointed as the Company's new President and Chief Executive Officer and was elected as a director. In March 2000, the Company announced that Dr. James r. Gavin, a past president of the American Diabetes Association, joined the Company's Board of Directors. On June 22, 2000, the Company announced that it was in the process of applying to the FDA to market the INJEX(TM) System for "over-the-counter" use. On July 17, 2000, the Company commenced the launch of the INJEX(TM) System in the United States. In October 2000, the Company entered into an agreement with Rite-Aid Corporation, one of the largest retail pharmacy chains in the United States, for the exclusive retail distribution of the INJEX(TM) System.

RESULTS OF OPERATIONS
---------------------

     Consolidated net sales were $802,000 for the fiscal year ended July 31, 2000 ("Fiscal 2000") compared to $6,789,000 for the fiscal year ended July 31, 1999 ("Fiscal 1999"). The net sales for Fiscal 2000 consist primarily of the net sales achieved by Rosch AG during the three months ended October 31, 1999, when Rosch AG was still a consolidated subsidiary. During Fiscal 1999, the assets associated with the audiometric product line were sold, resulting in no revenues from audiometrics products sales in Fiscal 2000. DDS curtailed and ultimately ceased it operations during the first half of Fiscal 2000, resulting in a decrease in sales of approximately $1.1 million as compared to Fiscal 1999.

     Net income for Fiscal 2000 was $4,518,000, or $.32 per share, compared to a net loss of $9,861,000, or $1.39 per share, for Fiscal 1999. Fiscal 2000 net income includes net gains on the sales of Rosch AG capital stock of approximately $12.7 million, which reduced the Company's ownership of Rosch AG from 75% to 26.43%. These gains were offset by operating losses of approximately $10.4 million. The operating losses partially resulted from the decrease in gross profits due to the exit from the audiometrics and dental camera businesses, as well as the consolidation of Rosch AG's operations for only three months during Fiscal 2000, compared to a full year for Fiscal 1999. In addition, the decreases in operating expenses resulting from exiting the audiometrics and dental camera businesses were offset by increases in the operating expenses of ESI, which resulted from building the infrastructure necessary to manufacture the INJEX(TM) System and launch the product into the market. Also in Fiscal 2000, the Company recognized a non-cash charge for stock compensation of $1 million paid to two executives in accordance with their respective employment agreements. Net income for Fiscal 2000 also includes an income tax benefit for the recognition of deferred tax assets of $2.6 million. The deferred tax assets recognized resulted primarily from net operating loss carryforwards of approximately $5.7 million that will be utilized in Fiscal 2001 as a result of the gains on our sales of Rosch AG stock in the first quarter of Fiscal 2001 (see "Overview", above). The Fiscal 1999 net loss includes a non-cash charge of approximately $3.2 million representing a write-off of the unamortized goodwill associated with DDS, whose operations were ceased during Fiscal 2000.

     Cost of sales, as a percentage of net sales, for Fiscal 2000 were 62.6% versus 75.2% for Fiscal 1999. For Fiscal 1999, consolidated Gross Profit included of a full year of DDS and Rosch AG, and nine months of audiometrics business activities. Fiscal 2000 consists primarily of three months of consolidated Rosch AG activity.

     Selling, general & administrative expense (SG&A) and research and development expense increased in Fiscal 2000 over Fiscal 1999. These increases were due to the completion of the Company's plan to shift its focus towards ESI's INJEX(TM) System at the end of Fiscal 1999, and the costs associated with preparing ESI for a full-scale market introduction of the INJEX(TM) System. SG&A expenses of ESI increased significantly in all areas. Headcount was increased, additional consulting services were purchased, and additional operating facilities were added as the Company began to build the infrastructure necessary to achieve its goal of bringing the INJEX(TM) System to market. In July 2000, the Company hired and trained a 50-person sales force to facilitate the market launch. These increases were offset by the reductions in SG&A that resulted from the Fiscal 1999 exit from the audiometrics business and the phase-out and shut-down of DDS during the first two quarters of Fiscal 2000. The increased availability of working capital provided by the sale of the Company's ownership in Rosch AG, provided the Company the ability to step-up ESI's research and development activities, in order to pursue product enhancements and the development of new product lines.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At July 31, 2000, the Company's working capital was $2,073,000, compared to a working capital deficit of $(1,262,000) at July 31, 1999. The increase of approximately $3.3 million resulted primarily from the proceeds from the sales of a portion of the Company's ownership in Rosch AG of approximately $14.3 million, partially offset by the net effect of operating losses. In addition, the change in the accounting treatment for the Company's investment in Rosch AG from consolidation basis to the equity method had the impact of removing the working capital of Rosch AG from the consolidated balance sheet. Rosch AG's working capital at July 31, 1999 was approximately $400,000. The proceeds from the sales of the Rosch AG shares were used to redeem the Company's then outstanding preferred stock, build the infrastructure necessary to complete the full-scale market launch of the INJEXTM System, including the hiring and training of a 50-person sales force and a customer support team, and to implement strategic marketing initiatives, continue research and development initiatives, and general corporate purposes. The Company also used the proceeds to fund the commencement of the manufacture of the production tools and automation machinery necessary for high-volume, fully-automated production of the INJEXTM System components. As of July 31, 2000, the Company has paid deposits for this tooling and machinery totaling approximately $2.6 million, which represents approximately one-half of the total completed cost.

     In August and October 2000, the Company significantly improved its working capital position by selling the balance of its Rosch AG shares for total net proceeds of approximately $49.2 million. As a result, the Company now has sufficient working capital for the completion of the above-mentioned improvements to its production capabilities, expansion of its sales force as demand for the product rises, and expansion of its marketing and research and development initiatives.

     The Company is considering future growth through acquisitions of companies or business segments in related lines of business, as well as through expansion of the existing line of business. There is no assurance that management will find suitable candidates or effect the necessary financial arrangements for such acquisitions and obtain necessary working capital for the acquired entities.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                        Page

Report of Ernst & Young LLP, Independent Auditors......................  13

Balance Sheets, July 31, 2000 and 1999.................................  14

Statements of Operations for the Years Ended
   July 31, 2000 and 1999..............................................  16

Statements of Changes in Stockholders' Equity
   for the Years Ended July 31, 2000 and 1999..........................  17

Statements of Cash Flows for the Years Ended
   July 31, 2000 and 1999..............................................  19

Notes to Financial Statements..........................................  20

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Board of Directors and Stockholders
Equidyne Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Equidyne Corporation and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equidyne Corporation and subsidiaries at July 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                        /s/  Ernst & Young LLP


Manchester, New Hampshire
October 13, 2000

                      EQUIDYNE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      JULY 31

                                           -------------------------------

                                                2000            1999
                                           -------------------------------
ASSETS                                              (Thousands)

Current Assets:
Cash and cash equivalents..................      $ 2,010        $   210
Restricted cash............................          354             --
Accounts receivable, net of
 allowance of $ 0 and
 $44,000 in 2000 and 1999, respectively....           15            897
Inventories................................          998          1,480
Deferred income taxes......................          345             --
Prepaid and other current assets...........           33            196
                                             -------------- --------------
   Total current assets....................        3,755          2,783

Property and Equipment:
 Machinery and equipment...................           69             36
 Tooling...................................          825            309
 Furniture and fixtures....................          368            371
 Leasehold improvements....................            3             29
                                           ---------------- --------------
                                                   1,265            745
Accumulated depreciation...................         (292)          (115)
                                           ---------------- --------------
                                                     973            630

Deposits on tooling and machinery..........        2,655             --
Goodwill...................................          687            715
Patents....................................        1,971          2,897
Investment in affiliate....................        8,297             --
Deferred income taxes......................        2,190             --
Deposits...................................           71            216
                                           ---------------- --------------
                                                $ 20,599        $ 7,241
                                           ================ ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank debt..................................     $     --        $ 1,073
Accounts payable...........................          934          1,784
Accrued liabilities........................          748            815
Dividends payable..........................           --            373
                                           ---------------- --------------
   Total current liabilities...............        1,682          4,045

Minority interest in consolidated
 subsidiary................................           --            440

Stockholders' Equity:
Preferred stock, $.01 par value;
Authorized-1,000,000 shares:
  Series A Convertible; Outstanding
  - none in 2000 and 2,400 shares in
  1999.....................................           --          1,909

  Series B Convertible; Outstanding
  - none in 2000 and 1,170 shares in
  1999.....................................           --            982

Common stock, $.10 par value;
  Authorized- 35,000,000 shares in 2000,
  20,000,000 shares in 1999;
  Outstanding - 16,170,459 shares in
  in 2000 and 9,637,621 shares in 1999,
  respectively.............................        1,617            963
Additional paid-in capital.................       28,595         14,837
Retained deficit...........................      (11,023)       (15,541)
Accumulated other comprehensive loss.......           --           (200)
                                           ---------------- --------------
                                                  19,189          2,950
Deferred compensation......................         (272)          (194)
                                           ---------------- --------------
         Total stockholder's equity........       18,917          2,756
                                           ---------------- --------------
                                                $ 20,599        $ 7,241
                                           ================ ==============

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     YEARS ENDED JULY 31

                                               -------------------------------
                                                    2000              1999
                                               -------------------------------
                                                        (Thousands, except
                                                        per share amounts)

Net sales...................................        $   802        $    6,789
Cost of goods sold..........................            502             5,107
                                               -------------------------------
   Gross profit.............................            300             1,682

Selling, general and administrative
 expenses...................................          9,407             8,303
Research and development....................          1,257               392
Write-down of goodwill......................             --             3,196
                                               -------------------------------

   Total operating expenses.................         10,664            11,891
                                               -------------------------------

Operating loss..............................        (10,364)          (10,209)

Other income (expenses):
   Gain on sale of affiliate capital stock..         12,684                --
   License fees.............................             --               576
   Loss on sale of audiometrics assets......             --              (98)
   Interest, net............................            155             (174)
   Undistributed loss of affiliate..........          (714)                --
   Minority interest in affiliate...........            113                35
   Other....................................             39                 9
                                               -------------------------------
                                                     12,277               348
                                               -------------------------------

Net income (loss) before provision for
 income taxes...............................          1,913           (9,861)

Income tax benefit..........................          2,605                --
                                               -------------------------------

Net income (loss)...........................        $ 4,518        $  (9,861)
                                               ===============================
Net income  (loss) attributable
 to common stockholders.....................        $ 4,500        $ (10,695)
                                               ===============================
Net income (loss) per share,
 basic......................................        $   .32        $   (1.39)
                                               ===============================
Net income (loss) per share,
 diluted....................................        $   .27        $   (1.39)
                                               ===============================

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999
                                   (Thousands)

                                                       CONVERTIBLE           COMMON STOCK           ADDITIONAL       RETAINED
                                                     PREFERRED STOCK                             PAID-IN CAPITAL     DEFICIT
                                                   -----------------------------------------------------------------------------

                                                    SHARES      BOOK       SHARES     PAR VALUE
                                                               VALUE

                                                   --------------------------------------------
Balance at August 1, 1998.......................       3      $2,387        7,058          $705           $12,643      $(5,680)

Private placements of common stock, net.........      --          --          590            59               427            --
Common stock issued for services................      --          --          200            20               168            --
Exercise of stock options and warrants..........      --          --          610            61              (39)            --
Dividends on convertible preferred stock........      --          --           --            --             (391)            --
Sale of convertible preferred stock and
warrants........................................       2       1,384           --            --               114            --
Conversion feature on convertible
  preferred stock...............................      --       (533)           --            --               533            --
Dividend on beneficial conversion
feature.........................................      --         533           --            --             (533)            --
Conversion of convertible preferred stock....         (1)      (880)        1,179           118               837            --
Amortization of deferred compensation...........      --          --           --            --                --            --
Translation adjustment..........................      --          --           --            --                --            --
Net loss........................................      --          --           --            --                --       (9,861)
Sale of subsidiary capital stock................      --          --           --            --             1,078            --
                                                     ---------------------------------------------------------------------------

Balance at July 31, 1999........................       4      $2,891        9,637          $963           $14,837     $(15,541)



                                                   ACCUMULATED     DEFERRED        TOTAL
                                                      OTHER      COMPENSATION   STOCKHOLDERS'
                                                  COMPREHENSIVE                    EQUITY
                                                      LOSS

                                                   -------------------------------------------


Balance at August 1, 1998.......................     $(249)    $(1,294)           $8,512

Private placements of common stock, net.........         --          --              486
Common stock issued for services................         --       (188)               --
Exercise of stock options and warrants..........         --          --               22
Dividends on convertible preferred stock........         --          --            (391)
Sale of convertible preferred stock and
  warrants......................................         --          --            1,498
Conversion feature on convertible
  preferred stock...............................         --          --               --
Dividend on beneficial conversion
feature.........................................         --          --               --
Conversion of convertible preferred stock.......         --          --               75
Amortization of deferred compensation...........         --       1,288            1,288
Translation adjustment..........................         49          --               49
Net loss........................................         --          --          (9,861)
Sale of subsidiary capital stock................         --          --            1,078
                                                   -------------------------------------------

Balance at July 31, 1999........................     $(200)      $(194)           $2,756

                                                       CONVERTIBLE           COMMON STOCK           ADDITIONAL       RETAINED
                                                     PREFERRED STOCK                             PAID-IN CAPITAL     DEFICIT
                                                   -----------------------------------------------------------------------------


                                                    SHARES      BOOK       SHARES     PAR VALUE
                                                               VALUE

                                                   --------------------------------------------
Private placements of common stock, net.........      --          --        2,329           233             2,114            --
Common stock issued for services................      --          --          493            49             1,988            --
Exercise of stock options and
  warrants......................................      --          --        1,114           112               319            --
Dividends on convertible preferred
stock...........................................      --          --           --            --             (141)            --
Conversion / redemption of convertible
  preferred stock...............................     (4)     (2,891)        2,597           260               548            --
Amortization of deferred compensation...........      --          --           --            --                --            --
Equity adjustment for Investment in affiliate...      --          --           --            --             7,786            --
Net income......................................      --          --           --            --                --         4,518
Sale of subsidiary capital stock................      --          --           --            --             1,144            --
                                                     ---------------------------------------------------------------------------

Balance at July 31, 2000........................      --     $    --       16,170        $1,617           $28,595     $(11,023)
                                                     ===========================================================================



                                                   ACCUMULATED     DEFERRED        TOTAL
                                                      OTHER      COMPENSATION   STOCKHOLDERS'
                                                  COMPREHENSIVE                    EQUITY
                                                      LOSS

                                                   ------------------------------------------

Private placements of common stock, net.........         --          --            2,347
Common stock issued for services................         --       (633)            1,404
Exercise of stock options and
  warrants......................................         --          --              431
Dividends on convertible preferred
  stock.........................................         --          --            (141)
Conversion/redemption of convertible
  preferred stock...............................         --          --          (2,083)
Amortization of deferred compensation...........         --         555              555
Equity adjustment for Investment in affiliate...        200          --            7,986
Net income......................................         --          --            4,518
Sale of subsidiary capital stock................         --          --            1,144
                                                   ------------------------------------------

Balance at July 31, 2000........................         --      $(272)          $18,917
                                                   ==========================================

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED JULY 31

                                                    ---------------------------
                                                          2000         1999
                                                    ---------------------------
OPERATING ACTIVITIES:                                        (Thousands)
Net income (loss).................................      $ 4,518      $(9,861)
Adjustments to reconcile net income
  (loss) to net cash
  used in operating activities:
Depreciation and amortization.....................          496          530
Deferred compensation amortization................          555        1,288
Loss on sale of audiometrics assets...............           --           98
Gain on sale of affiliate stock...................      (12,684)          --
Write-down of goodwill............................           --        3,196
Undistributed loss of affiliate...................          714           --
Minority interest ................................         (113)         (35)
Compensation expense..............................        1,253           --
Deferred income tax benefit.......................       (2,924)          --
Other.............................................           47           25
Changes in operating assets and liabilities:
  Increase in cash restricted for
    purchase of inventory.........................         (354)          --
  Accounts receivable.............................          (29)         319
  Inventories, prepaid and other current assets...       (1,934)        (118)
  Accounts payable and accrued liabilities........         (164)       1,686
                                                    ---------------------------
Net cash used in operating activities.............      (10,619)      (2,872)

INVESTING ACTIVITIES:
Proceeds from sale of audiometrics assets.........           --          625
Proceeds from sale of affiliate Stock.............       14,305           --
Purchase of property and equipment, net...........         (299)        (526)
Deposits on tooling and machinery.................       (2,655)          --
                                                    ---------------------------
Net cash provided by investing activities.........       11,351           99

FINANCING ACTIVITIES:
Payments on debt and bank lines-of-credit.........       (1,249)        (512)
Issuance of common stock, net.....................        2,346          486
Redemption of preferred stock.....................       (2,010)          --
Issuance of capital stock by consolidated
  subsidiary......................................        1,635        1,553
Proceeds from exercise of common stock options....          545           22
Issuance of convertible preferred stock, net......           --        1,498
Other.............................................           --          (16)
                                                    ---------------------------
Net cash provided by financing activities.........        1,267        3,031
Effect of exchange rate on cash...................          (12)        (444)
Change in accounting for investment in affiliate..         (187)          --
                                                    ---------------------------
Increase (decrease) in cash and cash
  equivalents.....................................        1,800         (186)
Cash and cash equivalents, beginning of year......          210          396
                                                    ---------------------------
Cash and cash equivalents, end of year............      $ 2,010      $   210
                                                    ===========================

NONCASH TRANSACTIONS:
Common stock, options and warrants
  issued for services.............................      $ 1,035       $  188
Common stock issued in connection with employment
  agreements......................................      $ 1,003           --
Conversion of convertible preferred
  stock...........................................           --        $ 880
Exercise of stock options and
  warrants........................................         $ 74        $ 590
Short-term debt issued in connection with
  preferred stock redemptions.....................        $ 700           --


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Business Description
--------------------

     Equidyne Corporation is engaged in the development, manufacture and sale of needle-free drug delivery systems worldwide, excluding the European Community. The Company's current primary focus is on the marketing, selling and continuing development of the INJEX(TM) needle-free drug injection system. The Company used to market and sell intraoral dental camera equipment, and through April 1999, produced Tympanometers(R) and Audiometers, two devices designed for audiological testing purposes. In April 1999, the Company sold all of the assets associated with its audiological testing products, and in late 1999, the Company's intraoral dental camera subsidiary was shut-down. At the Company's 1999 Annual Meeting, the stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name from American Electromedics Corp. to Equidyne Corporation.

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

Principles of Consolidation
---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. During Fiscal 2000, as a result of various transactions, the Company's ownership of its formerly consolidated subsidiary, Rosch AG Medizintechnik ("Rosch AG"), was reduced from 75% to 26.43%. Effective November 1, 1999, the Company accounts for its investment in Rosch AG under the equity method of accounting. See Note 4 for further information. All material intercompany transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

     For the purpose of reporting cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

Restricted Cash
---------------

     At July 31, 2000, $354,000 of cash was pledged as collateral on an outstanding letter of credit related to inventory purchased and was classified as restricted cash on the balance sheet.

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

Goodwill and Patents
--------------------

     In April 1999, upon the sale of the Company's audiometrics assets, $189,000 of unamortized goodwill associated with the audiometrics business was written-off against the sale proceeds. See Note 2.

     Also in April 1999, the Company wrote-off approximately $3.2 million of goodwill associated with its wholly-owned subsidiary, Dynamic Dental Systems, Inc. ("DDS"). See Note 2.

     Goodwill is the purchase price in excess of the fair value of net assets acquired at the Company's date of acquisition. Goodwill is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Amortization expense for the years ended July 31, 2000 and 1999 was $28,000 and $124,000, respectively. Accumulated amortization at July 31, 2000 and 1999 is $144,000 and $116,000, respectively.

     Patents are being amortized on a straight-line basis over 15 years, the remaining life of the patent. Amortization expense for the years ended July 31, 2000 and 1999 was $164,000 and $206,000, respectively. Accumulated amortization as of July 31, 2000 and 1999 is $421,000 and $257,000, respectively.

     The Company examines the carrying value of its long-lived assets, certain identifiable intangibles, and goodwill to determine whether there are any impairment losses. An impairment assessment is performed if certain indicatores are present, such as a significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. The undiscounted cash flow method is used to determine if impairment has occurred. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to recover the asset's carrying amount, an impairment loss would be charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors. As of July 31, 2000, no event had been identified that would indicate an impairment of the value of long-lived assets, identifiable intangibles, and goodwill recorded in the accompanying consolidated financial statements.

Research and Development
------------------------

     Research and development costs are charged to operations as incurred.

Advertising Costs
-----------------

     Costs associated with advertising products are expensed when incurred. Advertising expense was $438,000 and $417,000 in 2000 and 1999, respectively.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share
------------------

Basic Earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of dilutive securities, principally stock options and warrants.

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

Foreign Currency Translation
----------------------------

     The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation through October 31, 1999 (See Note 4). All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using average exchange rates. The gains and losses resulting from changes in exchange rates from the date of acquisition of Rosch AG to July 31, 1999 have been reported separately as a component of stockholders' equity. The aggregate transaction gains and losses are insignificant.

Comprehensive Income (Loss)
---------------------------

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components; however, the adoption of this statement had no impact on the Company's results of operations or stockholders' equity. For the years ended July 31, 2000 and 1999, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its German subsidiary, Rosch AG. SFAS 130 requires such adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     The foreign currency translation adjustment and comprehensive income for the year ended July 31, 2000 was ($40,000) and $4,518,000, respectively. The foreign currency translation adjustment and comprehensive loss for the year ended July 31, 1999 was $49,000 and ($9,812,000), respectively. As of July 31, 2000 and 1999, the cumulative translation adjustment and accumulated other comprehensive loss was $0 and ($200,000), respectively.

2.   DIVESTITURES
     ------------

     In January 1999, the Company announced its intention to focus its resources on the needle-free injection system ("INJEX(TM)") being developed by its wholly-owned subsidiary, ESI, and hired an investment banking firm to assist in the marketing and selling of the Company's audiometric and U.S. dental businesses.

     In April 1999, the Company sold certain assets of its audiometrics business for $625,000. The sale was made pursuant to an Assets Purchase Agreement whereby the purchaser obtained all of the Company's domestic audiometric inventory, as well as all trademarks, patents and other rights associated with the audiometrics business, including the name "American Electromedics". As a result, the Company changed its name to Equidyne Corporation in January 2000. The sale resulted in the recognition of a net loss of $98,000.

     The Company's efforts to sell DDS were unsuccessful, and its operations were shut-down in late 1999. Accordingly, the Company wrote-off the related goodwill, which had a book value, net of accumulated amortization, of $3.2 million as a charge against operations during the year ended July 31, 1999.

3.   INVENTORIES:
     ------------

     Inventories consist of the following at July 31:

                                      2000          1999
                              --------------------------------

               Raw materials       $ 216,000     $  133,000
               Finished goods        782,000      1,347,000
                                   ---------     ----------
                                   $ 998,000     $1,480,000
                                   =========     ==========

4.   INVESTMENT IN AFFILIATE:
     -----------------------

     On July 8, 1999, the Company's German subsidiary, Rosch AG, received a capital infusion of approximately $1.5 million from an outside investment banking firm. This contribution of capital diluted the Company's ownership in Rosch AG from 100% to 75%. As the Company continued to maintain a controlling interest in Rosch AG, it continued to consolidate the operations of Rosch AG for the year ended July 31, 1999, and recognized a minority interest in the consolidated subsidiary in an amount equivalent to 25% of the subsidiary's net assets as of July 31, 1999, or $440,000. This balance included the minority shareholder's 25% share of Rosch AG's net losses attributed to the period July 8 through July 31, 1999, which was approximately $35,000.

     In September 1999, a minority shareholder of Rosch AG acquired an additional 24.99% of Rosch AG through two transactions consisting of (1) a capital contribution into Rosch AG of approximately $1.6 million, and (2) a direct purchase of a portion of the Company's ownership interest in Rosch AG for approximately $1.6 million. These transactions resulted in a reduction in the Company's ownership percentage of Rosch AG to 50.01%.

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

     On January 14, 2000, Rosch AG (formerly Rosch GmbH), became a stock company. On February 24, 2000, Rosch AG completed an Initial Public Offering ("IPO") of its shares on the Neuer Market, a segment of the Frankfurt (Germany) Stock Exchange. Rosch AG sold 1,263,950 newly issued shares in the IPO, which, along with the Company's sale of certain of its shares of Rosch AG in the IPO, reduced the Company's ownership of Rosch AG to 26.43%. The Company received proceeds of approximately $11.1 million from the sale of its shares and recognized a pre-tax gain of approximately $10.8 million.

     As a result of these transactions, the Company changed its method of accounting for its investment in Rosch AG from the consolidation basis to the equity method of accounting, effective as of November 1, 1999. Under the equity method of accounting, the Company's percentage share of Rosch AG's operating results are reported as a single line item in its Statement of Operations. For the period from November 1, 1999 through July 31, 2000, the Company's share of the net loss of Rosch AG was approximately $714,000.

     The following is summarized unaudited financial information of Rosch AG:

                                              YEARS ENDED JULY 31,
                                         --------------------------------
                                              2000            1999
                                         --------------------------------

         Sales........................     $3,241,000      $5,123,000
         Gross profit.................      1,982,000       1,865,000
         Net loss.....................     (1,154,000)       (542,000)
         Current assets...............     29,958,000       2,453,000
         Non-current assets...........      2,636,000       1,206,000
         Current liabilities..........      1,202,000       1,899,000
         Non-current liabilities......             -0-             -0-

     At July 31, 2000, the quoted market value of the Company's investment in Rosch AG was approximately $53.7 million. This valuation represents a mathematical calculation based on a closing quotation published by the Neuer Market and Euro to U.S. Dollar conversion rates at that date. In August and October 2000, the Company sold all of its remaining ownership in Rosch AG. See
Note 12.

5.   DEBT
     ----

     In November 1999, in connection with the redemption of the Company's Series A Preferred Stock, the Company issued a Promissory Note and Security Agreement (the "Secured Note") in the principal amount of $1,050,000. The Secured Note was non-interest bearing and secured by certain intellectual property rights of the Company. The Secured Note was due in full on the earlier to occur of (i) five business days of the closing date of the initial public offering in Germany of Rosch AG or (ii) April 30, 2000. The initial public offering took place on February 24, 2000 (see Note 4), thus the Secured Note matured on February 29, 2000. The terms of the Secured Note provided that the principal amount would be reduced to $700,000 if the average closing bid price of the Company's Common Stock for the five trading days prior to maturity exceeded $3.00 per share. As this provision was met, the balance of the Secured Note was adjusted to $700,000. The Secured Note was paid in full on March 7, 2000.

     As of July 31, 1999, Rosch AG had revolving lines of credit from two German-based banks. These lines-of-credit had interest rates ranging from 8.125% to 9.0% and permitted total borrowings of up to $876,000. As of July 31, 1999, $483,000 was outstanding under these revolving lines-of-credit. Rosch AG also had Term Loans outstanding with German-based banks at July 31, 1999. The first loan was payable in equal monthly installments of $22,000 through May 2000. Interest was 4.5% per annum and, as of July 31, 1999, there was $197,000 outstanding. The second loan was payable in its entirety on February 2, 2000. Interest was 5.7% per annum and, as of July 31, 1999, there was $393,000 outstanding under this loan. Borrowings under these loans were collateralized by the accounts receivable and inventory of Rosch AG and were guaranteed by the Company.

6.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
     -----------------------------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                 YEARS ENDED JULY 31
                                           ---------------------------------
                                                 2000             1999
                                           ----------------- ---------------
                                            (Thousands, except share and
                                                  per share amounts)
Numerator:
   Net income (loss)                                $ 4,518       $ (9,861)
   Preferred stock redemption premium                   123              --
   Preferred stock dividends                          (141)           (301)
   Beneficial conversion feature of
     preferred stock                                     --           (533)
                                           ----------------- ---------------

   Numerator for basic earnings per
     share-income available to common
     stockholders                                     4,500        (10,695)

   Effect of dilutive securities:
     Preferred stock redemption premium               (123)              --
     Preferred stock dividends                          141              --
     Beneficial conversion feature of
       preferred stock                                   --              --
                                           ----------------- ---------------

   Numerator for diluted earnings per
     share-income available to common
     shareholders after assumed conversions         $ 4,518       $(10,695)

Denominator:
   Denominator for basic earnings per
     share-weighted-average shares               13,894,039       7,720,251

   Effect of dilutive securities:
     Stock options                                  810,635              --
     Warrants                                       228,776              --
     Convertible preferred stock                  1,513,942              --
                                           ----------------- ---------------

   Dilutive potential common shares               2,553,353              --
                                           ----------------- ---------------

   Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions              16,447,392       7,720,251
                                           ================= ===============

Basic earnings (loss) per share                       $ .32        $ (1.39)
                                           ================= ===============

Diluted earnings (loss) per share                     $ .27        $ (1.39)
                                           ================= ===============

Dilutive securities were not included in the calculation of diluted weighted average shares for the year ended July 31, 1999, due to their anti-dilutive effect.

For additional disclosure regarding the stock options and the warrants, see
Note 8.

Options to purchase 519,800 shares of common stock at prices ranging from $4.19 to $7.00 per share were outstanding at July 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

7.   INCOME TAXES:
     ------------

     The Company's deferred tax assets (which result primarily from net operating loss carryforwards and accrued expenses) as of July 31, 2000 and July 31, 1999 were $2,535,000 and $4,095,000, respectively. SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 1999, the Company believed that some uncertainty existed and therefore recognized a valuation allowance of $4,095,000.

     SFAS No. 109 sets forth several possible sources of future taxable income to be used to evaluate the likelihood of realization of deferred tax assets. One such source is the availability of tax planning strategies that could be used to accelerate future taxable income in order to utilize expiring carryforwards. Due to the sales of our interest in Rosch AG subsequent to July 31, 2000 (see Note
12), management believes that it is more likely than not that the deferred tax assets will be realized and, therefore, the valuation allowance against deferred tax assets has been adjusted to $-0-, thereby recognizing approximately $2.9 million of net deferred tax assets at July 31, 2000.

     As of July 31, 2000, the Company has net operating loss carryforwards available totaling approximately $5.7 million, after utilization of approximately $3 million for the year ended July 31, 2000. These carryforwards expire from 2004 through 2020, and are subject to annual limitations under Internal Revenue Code Section 382. Based upon an evaluation of these limitations, the Company will offset all of its Federal taxable income for the fiscal year ended July 31, 2000 by utilizing its net operating loss carryforwards. However, the Company is subject to alternative minimum tax, and has recognized a current provision for Federal income taxes based upon estimated alternative minimum taxable income for its fiscal year ended July 31, 2000. In addition, due to limitations on net operating loss carryforward usage imposed by certain states, a current provision for State income taxes has also been recognized based upon estimated taxable income for State income tax purposes.

     As of July 31, 1999, the Company's foreign subsidiary had net operating loss carryforwards for German income tax purposes of approximately $615,000, which under the German Tax Code, do not expire.

     Significant components of the Company's deferred tax assets are as follows:

                                           2000                1999
                                      ----------------- --------------------
Deferred tax assets:
         Net operating loss
           carryforwards                    $1,945,000          $ 3,582,000
         Accrued expenses                      193,000               83,000
         Inventory                              40,000              139,000
         Other                                   3,000               10,000
         Alternative minimum tax
           credit carryforward                 100,000                   --
         Stock compensation                    182,000                   --
         Deferred compensation                  72,000              281,000
                                      ----------------- --------------------
           Total deferred tax assets         2,535,000            4,095,000
         Valuation allowance for
           deferred tax assets                     -0-          (4,095,000)
                                      ----------------- --------------------
  Net deferred tax assets                   $2,535,000            $     -0-
                                      ================= ====================

Following is a summary of the tax provision (benefit) recognized for the years ended July 31, 2000 and 1999:

                                              2000                 1999
                                      --------------------- -------------------

              Current:
                 State                            $219,000                 $--
                 Federal                           100,000                  --
                                      --------------------- -------------------
              Total current                       $319,000                  --
                                      --------------------- -------------------

              Deferred:
                 State                           (106,000)                  --
                 Federal                       (2,818,000)                  --
                                      --------------------- -------------------
              Total deferred                   (2,924,000)                  --
                                      --------------------- -------------------

              Total                           $(2,605,000)                 $--
                                      ===================== ===================


A reconciliation of income taxes computed at the federal statutory rates to income tax expense is as follows:

                                              2000                        1999
                                   --------------------------------------------------------
                                       Amount       Percent        Amount        Percent
                                   --------------------------------------------------------
Expense (benefit) at
  Federal Statutory Rates                 $650,000        34%     $(3,353,000)       (34%)
State income tax                            75,000          4               --         --

Foreign Income Taxes
  at Differing Statutory Rates                  --         --        (209,000)         (2)

Change in Valuation Allowance          (3,485,000)      (182)        2,445,000          25
Goodwill Amortization                           --         --        1,291,000          13
Other                                      155,000          8        (174,000)         (2)
                                      -----------------------------------------------------
    Total                             $(2,605,000)     (136)%              $--          0%
                                      =====================================================

8.   EQUITY:
     ------

     Private Placements of Common Stock:

     In March 2000, the Company closed on a private placement of 62,500 shares of Common Stock with six investors for a total of $250,000.

     Effective February 17, 2000, the Company issued 150,000 shares of Common Stock to two executives pursuant to the terms of their respective employment agreements. The common stock was valued at its quoted fair market value at the close of business on February 17, 2000, or $6.69 per share, resulting in the recognition of compensation expense of $1,003,000.

     In November 1999, the Company issued a total of 83,206 shares of its Common Stock to two individuals in satisfaction of outstanding amounts due to those individuals.

     In November 1999, the Company issued 800,000 shares of Common Stock pursuant to an agreement with a director of the Company, whereby the director purchased the Common Stock, a three-year warrant to purchase up to 300,000 additional shares of Common Stock at an exercise price of $2.00 per share and a 5% ownership interest in Rosch AG, through a subparticipation contract with the general manager of Rosch AG, in exchange for a total payment of $2 million.

     Effective November 29, 1999, the Company renewed its consulting agreement with American Financial Communications, Inc. ("AFC"). The agreement expired in June 2000, and provided a total fee for AFC's services of 200,000 shares of

Common Stock. The Company has valued the shares at fair market value on the effective date of the agreement, which was $1.125 per share, and recognized consulting expense totaling $225,000 over the term of the agreement.

     Effective November 18, 1999, the Company sold 1,333,333 shares of Common Stock to Concord Effekten AG, a minority stockholder of Rosch AG, for a purchase price of $1 million.

     In August, 1999, the Company closed on a private placement for 133,334 share of its common stock for $100,000, and issued 60,000 shares of its common stock, plus a five year warrant to purchase up to 20,000 shares of Common Stock at an exercise price of $1.25 per share, as consideration for $75,000 of prior services. These transactions were with "accredited investors", as such term is defined in Regulation D under the Securities Act.

     In April 1999, the Company retained American Financial Communications ("AFC") as a corporate communications and financial consultant. The consulting agreement expired in November 1999 and provides a total fee for AFC's services of 200,000 shares of the Company's common stock. The Company has valued the shares at the fair market value on the effective date of the agreement, which was $.94 per share, and has recognized consulting expense totaling $188,000.

     In April 1999, the Company closed two private placements for a total of 590,000 shares of common stock for aggregate net proceeds of $486,000, to two "accredited investors", as such term is defined in Regulation D under the Securities Act.

Preferred Stock:
Series A

     During May 1998, the Company closed the placement of three tranches of 1,000 shares each of Series A Convertible Preferred Stock, $.01 par value (the "Series A Preferred Stock), to one purchaser (the "Purchaser) at a purchase price of $1,000 per share or an aggregate purchase price of $3 million, pursuant to a Securities Purchase Agreement (the "Purchase Agreement), among the Company, West End Capital LLC ("West End) and the Purchaser. As part of its entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the "Registration Agreement) and a Warrant Agreement. Concurrently with the closing for the first tranche of Series A Preferred Stock, the Company issued warrants under the Warrant Agreement (the "Warrants) to West End for the purchase of 50,000 shares of the Company's common stock at an exercise price of $4.80 per share, subject to customary anti-dilution provisions, expiring on May 5, 2002. The Company also issued warrants for the purchase of 30,000 shares of common stock to the placement agent, exercisable at $4.40 per share for three years. On the date of issuance, the Company determined these warrants had a value of $255,000.

     The Series A Preferred Stock was immediately convertible into shares of the Company's common stock at a conversion rate equal to $1,000 divided by the lower of (i) $4.00 or (ii) 75% of the average closing bid price for the common stock for the five trading days immediately preceding the conversion date. The Company was able to force conversion of all (and not less than all) of the outstanding shares of Series A Preferred Stock at any time after the first anniversary of the effective date of the Registration Statement. There was no minimum conversion price.

     The Series A Preferred Stock had a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, and provided for an annual dividend equal to 5% of the liquidation preference, which was to be paid at the election of the Company in cash or shares of its common stock. The annual dividend rate was increased to 12% as of June 5, 1998 because the Company did not file the Registration Statement covering the common stock underlying the Series A Preferred Stock within 30 days of the initial closing. The Registration Statement was filed on July 10, 1998, and was declared effective in March 1999. The rate had increased to 18% through the effective date of the Registration Statement, at which time the dividend rate returned to 5%.

     The conversion discount of the preferred stock was considered an additional preferred stock dividend. The maximum discount available of $1,000,000 was initially recorded as a reduction of preferred stock and an increase to additional paid-in capital. As the preferred stock was immediately convertible upon issuance, the Company then recognized additional dividends, by recording a charge to income available to common stockholders.

     During the year ended July 31, 1999, the holder of Series A Convertible Preferred Stock exercised its option and converted 600 shares of preferred stock and accrued dividends of approximately $66,000 into 747,627 shares of the Company's common stock. Thus, there were 2,400 shares of Series A Preferred Stock outstanding as of July 31, 1999.

     Effective November 17, 1999, pursuant to a Securities Exchange Agreement with the holder of the Company's outstanding Series A Convertible Preferred Stock, the Company made a cash payment of $840,000, issued 2,228,312 shares of its Common Stock and issued a Promissory Note and Security Agreement (see Note
5) in the principal amount of $1,050,000 in exchange for (i) the conversion 1,350 shares of Series A Preferred Stock and the accrued dividends on all outstanding Series A Preferred Stock, (ii) the redemption of 700 shares of Series A Preferred Stock and (iii) the exchange of 350 shares of Series A Preferred Stock for the Secured Note. Thus, there were no shares of Series A Preferred Stock outstanding at July 31, 2000.

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

     The Series B Preferred Stock was convertible into shares of common stock at a conversion rate equal to $1,000 divided by the lower of (i) $2.00 or (ii) 75% of the average closing bid price for the common stock for the five trading days immediately preceding the conversion date. The Company was able to force conversion of all ( and not less than all) of the outstanding shares of Series B Preferred Stock at any time after the first anniversary of the effective date of a registration statement covering the underlying shares of common stock. There was no minimum conversion price.

     The Series B Preferred Stock had a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, and provided for an annual dividend equal to 5% of the liquidation preference, which was to be paid at the election of the Company in cash or shares of its common stock.

     The conversion discount of the Series B Preferred Stock was considered an additional preferred stock dividend. The maximum discount available of $533,000 was initially recorded as a reduction of preferred stock and an increase to additional paid-in capital. As the preferred stock became fully convertible effective May 1, 1999, the Company recognized the additional dividends at that date by recording a charge to income available to common stockholders.

     During the year ended July 31, 1999, the holders of the Series B Convertible Preferred Stockholders exercised conversion rights and converted a total of 430 shares of preferred stock and accrued dividends of approximately $9,000 into 431,530 shares of the Company's common stock. Thus, 1,170 shares of Series B Preferred Stock were outstanding at July 31, 1999.

     Effective November 16, 1999, pursuant to an agreement with the holders of the Company's outstanding 1,170 shares of Series B Convertible Preferred Stock, the Company redeemed/converted all such outstanding shares, together with all accrued and unpaid dividends, penalties and redemption premiums, in exchange for a total payment of $1,170,000 and the issuance of 369,000 shares of the Company's Common Stock. Thus, there were no shares of Series B Preferred Stock outstanding at July 31, 2000.

Stock Options and Warrants:

     During the year ended July 31, 2000, the Company issued 1,113,153 shares of Common Stock pursuant to the exercise of outstanding stock options and warrants.

     In November 1999, the Company issued a three-year warrant to purchase up to 300,000 shares of Common Stock at an exercise price of $2.00 per share pursuant to an agreement with a director of the Company, whereby the director purchased the warrants, along with 800,000 shares of the Company's Common Stock, and a 5% ownership interest in Rosch AG, through a subparticipation contract with the general manager of Rosch AG, in exchange for a total payment of $2 million.

     In April 1999, the Company issued warrants to purchase up to 500,000 shares of the Company's common stock at $2.50 per share in connection with a private placement of Common Stock. The warrants are exercisable through April 2002.

     In December 1998, certain holders of outstanding warrants to purchase an aggregate of 1 million shares of the Company's common stock at $1.00 per share, exercised their rights under the related warrant agreements to execute a cashless exercise. Upon exercise of these warrants, the Company issued 589,828 shares of its common stock, par value $.10.

     In October 1996, the Company's stockholders approved the 1996 Stock Option Plan providing for the issuance of up to 300,000 shares of the Company's common stock. In 1999, an additional 400,000 shares was approved by the stockholders, increasing the total number of share to 700,000 under the plan. The plan is administered by the Board of Directors or an Option Committee. Options granted under this Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of all the options cannot be less than the fair market value at the date of grant.

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

                                    2000                     1999
                           ------------------------- ---------------------

Expected life (years)                 3                       4
Interest rate                        6%                       6%
Volatility                          1.48                     1.54
Dividend yield                      0.0%                     0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                        (THOUSANDS)
                                                ---------------------------
                                                    2000           1999
                                                ------------- -------------
Pro forma net income (loss)                       $ 1,574        $(11,102)
Pro forma net income (loss) per share - basic     $   .11        $  (1.55)
Pro forma net income (loss) per share - diluted   $   .10        $  (1.55)

Option activity for the years ended 2000 and 1999 is summarized below:


                                       2000                    1999
                             -----------------------------------------------
                                Shares     Weighted     Shares     Weighted
                                           Average                 Average
                                           Exercise                Exercise
                                            Price                   Price
                             ------------ ---------- ------------ ----------

     Outstanding at
     beginning of year         2,195,619     $1.62     1,774,633      $1.71
       Granted                 2,433,000      2.41       554,319       1.46
       Expired or canceled      (172,000)     3.02      (112,833)      2.37
       Exercised              (1,229,088)     1.45       (20,500)      1.07
                             ------------            ------------
     Outstanding at end of
     year                      3,227,531      2.21     2,195,619       1.62
                             ============            ============
     Exercisable at end of
     year                      2,842,989      1.88     2,018,858       1.56
                             ============            ============
     Available for future
     grants                        3,200                  40,500
                             ============            ============
     Weighted-average fair
     value of options granted
     during year                             $1.93                    $1.40
                                       ============             ============

The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 2000:


                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                 -------------------        -------------------
                                 Weighted
                                  Average      Weighted                 Weighted
                                 Remaining     Average                  Average
    Range of         Number     Contractual    Exercise     Number      Exercise
 Exercise Prices  Outstanding      Life         Price     Exercisable    Price
----------------- ------------- ------------- ---------- ------------- ---------
$  .94 - $1.38       2,092,819    3.38 years     $1.14      2,079,277    $1.14
$ 1.90 - $2.25         254,854    4.06 years     $1.98        254,854    $1.98
$ 3.00 - $4.50         633,858    4.10 years     $4.09        363,858    $3.98
$ 4.97 - $7.00         246,000    4.68 years     $6.64        145,000    $7.00
                  -------------                          -------------
                     3,227,531                              2,842,989
                  =============                          =============

9.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     The Company leased its corporate offices under an operating lease, which was terminated effective April 30, 1999, following the sale of certain of its audiometrics business assets (See Note 2). Effective May 1, 1999, the Company commenced a sublease of its corporate offices which expired in February 2000. In January 2000, the Company relocated its Amherst, New Hampshire offices to Westford, Massachusetts, entering into a three year lease expiring January 2003. The lease provides for monthly rent of $2,606.

     In February 2000, ESI relocated its principal offices within San Diego, California, terminating its month-to-month lease, and entering into a new 36-month lease, expiring February, 2003. In May 2000, the Company entered into an amendment to the lease for additional space adjacent to its San Diego office facility. The lease amendment was effective July 1, 2000, expires June 30, 2003, and provides for monthly rent of $11,114 for the first twelve months. Monthly rent for the subsequent two twelve-month periods is fixed at $13,102 and $13,528, respectively.

     In December 1999, the Company entered into a lease amendment for its Aliso Viejo, California facility, adding new space within the same office complex as its existing facility. In September 2000, the Company entered into a new lease amendment to reduce the leased space back to the area of the original lease. The new lease expires in February 2003 and provides for monthly rent of $2,145 through February 2001, with monthly rent for the subsequent two twelve-month periods fixed at $2,252 and $2,365, respectively.

     In 1999, Rosch AG leased its administrative and sales offices under a 60-month lease due to expire in May 2002.

     The Company's domestic subsidiaries lease operating facilities under various operating leases expiring through October 2001. Total rent expense under these leases for the year ended July 31, 1999 was $57,000.

     Rent expense for the years ended July 31, 2000 and 1999 was $143,000 and $189,000, respectively.

     The Company has made purchase commitments for the manufacture of the production tools necessary for high-volume, fully-automated production of the INJEXTM System components. As of July 31, 2000, deposits paid on tooling and machinery totaled approximately $2.6 million, which represents approximately one-half of the total completed cost. The balance of the cost will be payable upon the completion of specified milestones to be met by the manufacturer.

     In the ordinary course of conducting its business, the Company becomes subject to litigation, claims and administrative proceedings on a variety of matters. An estimate of the possible loss or range of loss as a result of any of these matters cannot be made, however, management believes that these matters, individually, or in the aggregate, are not material to its business or financial condition.

     10.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
          ------------------------------------------------

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

     11.  BUSINESS SEGMENT AND FOREIGN OPERATIONS:
          ---------------------------------------

     The Company operates in one business segment - the sale of medical equipment.

     The Company's foreign operations historically consisted of the operations of Rosch AG, the accounting for which was changed from consolidation to the equity method of accounting effective November 1, 1999 (see Note 4).

     Transfers to affiliates are made at prices above the Company's cost and include charges for freight and handling.

                             DOMESTIC     GERMAN
                            OPERATIONS   OPERATIONS   ELIMINATIONS   CONSOLIDATED
                           ------------ ------------ -------------- --------------
Year ended July 31, 2000:                      (Thousands)
Net sales                          $17        $ 785             --          $ 802
  Transfers between
  Geographic areas                  --           --             --             --
                           ------------ ------------ -------------- --------------
Net sales                           17          785             --            802
Loss from operations           (10,024)        (340)            --        (10,364)
Assets                          20,599           --             --         20,599


                             DOMESTIC     GERMAN
                            OPERATIONS   OPERATIONS   ELIMINATIONS   CONSOLIDATED
                           ------------ ------------ -------------- --------------
Year ended July 31, 1999:                      (Thousands)
Net sales                       $1,787       $5,002             --         $6,789
  Transfers between
  Geographic areas                  79          121          $(200)            --
                           ------------ ------------ -------------- --------------
Net sales                        1,866        5,123           (200)         6,789
Loss from operations            (9,667)        (542)            --        (10,209)
Assets                           3,582        3,659             --          7,241


Subsequent to the change in accounting for Rosch AG from consolidation to equity method, effective November 1, 1999, the Company did not conduct any significant business in foreign countries.

     12.  SUBSEQUENT EVENTS
          -----------------

     In August 2000, the Board of Directors approved a stock repurchase plan that authorizes the Company to purchase, over the next six months, up to 1,000,000 shares of Common Stock on the open market from time to time at management's discretion, based upon market conditions. Through October 4, 2000, the Company had purchased an aggregate of 187,000 shares at a total cost of $657,000. This stock is being held as treasury stock.

     In August 2000, the Company sold 332,000 shares of common stock of Rosch AG, and in October 2000, the Company sold all 936,750 of its then remaining shares for aggregate net proceeds of $49,245,000.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ---------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          --------------------------------------------
          CONTROL PERSONS; COMPLIANCE WITH SECTION
          ----------------------------------------
          16(A) OF THE EXCHANGE ACT
          -------------------------

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than November 28, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than November 28, 2000 pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than November 28, 2000 pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than November 28, 2000 pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  EXHIBITS:

3.1.1 Certificate of Incorporation of Registrant (filed as Exhibit 3(a)(1) to Registration No. 2-71775, and incorporated herein by reference)

3.1.2 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on January 27, 1987 (filed as Exhibit 3(a)(2) Registrant's Form 10-Q for the fiscal quarter ended January 31, 1987, and incorporated herein by reference)

3.1.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on October 9, 1990 (filed as Exhibit 3(a)(3) to Registrant's Form 10-K for the fiscal year ended July 28, 1990, and incorporated herein by reference)

3.1.4 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on November 7, 1996. (Filed as Exhibit 3.1.4 to Registrant's Form 10-KSB for the fiscal year ended July 31, 1997 (the "1997 Form 10-KSB") and incorporated herein by reference.)

3.1.5 Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on May 4, 1998 (filed as Exhibit 2.1 to the Registrant's Form 8-K for an event of May 5, 1998 (the "May 1998 Form 8-K"), and incorporated herein by reference).

3.1.6 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on January 5, 2000 (filed as exhibit 10.1 to the Registrant's Form 8-K for an event of January 5, 2000)

3.1.7 Certificate of Designations of Series A Convertible Preferred Stock of the Registrant (filed with the Secretary of State of the State of Delaware on May 5, 1998, filed as Exhibit 2.2 to the May 1998 Form 8-K, and incorporated herein by reference).

3.1.8 Certificate of Designation for Series B 5% Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 3, 1999 (filed as Exhibit 3.1 to the Registrant's Form 8-K for an event of February 3, 1999 (the "February 1999 Form 8-K"), and incorporated herein by reference).

3.2 By-Laws of Registrant (filed as Exhibit 3(b) to Registration No. 2-71775, and incorporated herein by reference)

3.3 Amendments to the By-Laws of Registrant (filed as Exhibit 3(c) to Registrant's 1990 Form 10-K and incorporated herein by reference)

10.1.1 1983 Incentive Stock Option Plan (filed as Exhibit A to Registrant's 1983 Information Statement, and incorporated herein by reference)

10.1.2    Form of 1983 Incentive Stock Option Certificate (filed as Exhibit
          (10)-12 to Registrant's Form 10-K for the fiscal year ended July 28, 1984 (the "1984 Form 10-K") and incorporated herein by reference)

10.2.1 1983 Non-Qualified Stock Option Plan (filed as Exhibit B to Registrant's 1983 Information Statement, and incorporated herein by reference)

10.2.2    Form of 1983 Non-Qualified Stock Option Certificate (filed as Exhibit
          (10)-13 to Registrant's 1984 Form 10-K, and incorporated herein by reference)

10.3 1996 Stock Option Plan (filed as Exhibit A to Registrant's 1996 Proxy Statement, and incorporated herein by reference)

10.4 Stock Option Agreement, dated June 8, 2000 by and between the Company and Jason Chautin (filed an Exhibit 10.2.4 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.5.1 Amended Employment Agreement, dated as of January 1, 1998, between the Registrant and Thomas A. Slamecka (filed an Exhibit 10.10 to Registration Statement No. 333-58937 and incorporated herein by reference).

10.5.2 Termination Agreement, dated as of June 15, 2000, between the Company and Mr. Slamecka (filed an Exhibit 10.8 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.6.1 Employment Agreement, dated January 1, 1998, between the Registrant and Michael T. Pieniazek (filed as Exhibit 10.11 to Registration Statement No. 333-58937 and incorporated herein by reference).

10.6.2 Termination Agreement, dated as of June 15, 2000, between the Company and Mr. Pieniazek (filed an Exhibit 10.10 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.6.3 Addendum to Termination Agreement, dated as of September 1, 2000, between the Company and Mr. Pieniazek. (filed as Exhibit 10.10.1 to Registration Statement No. 333-45268 and incorporated herein by reference)

10.7 Employment Agreement, dated December 1, 1999, between the Company and Joseph R. Nelson (filed as Exhibit 10.10 to Registration Statement No. 333-75399 and incorporated herein by reference)

10.8.1 Agreement and Plan of Merger, dated as of April 30, 1998, among the Registrant, Dynamic Dental Acquisition Corporation, Dynamic Dental Systems, Inc. ("DDS") and others (without Exhibits or Schedules thereto) (filed as Exhibit 2.3 to the May 1998 Form 8-K and incorporated herein by reference).

10.8.2 Certificate of Merger between Dynamic Dental Acquisition Corporation and DDS, filed with the Secretary of State of Delaware on May 5, 1998 (filed as Exhibit 2.4 to the May 1998 Form 8-K and incorporated herein by reference).

10.9.1 Agreement and Plan of Merger, dated as of March 27, 1998, among the Registrant, Equidyne Acquisition Corporation and Equidyne Systems Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K for an event of March 27, 1998).

10.10.1 Securities Purchase Agreement, dated as of May 5, 1998, among the Registrant, West End Capital LLC and the Purchaser listed therein (filed as Exhibit 10.1 to the May 1998 Form 8-K and incorporated herein by reference).

10.10.2 Form of Warrant issued to West End Capital LLC (filed as Exhibit 10.2 to the May 1998 Form 8- K and incorporated herein by reference).

10.10.3 Registration Rights Agreement, dated as of May 5, 1998, among the Registrant, West End Capital LLC and the Purchaser listed therein (filed as Exhibit 10.3 to the May 1998 Form 8-K and incorporated herein by reference).

10.10.4 Securities Exchange Agreement, dated November 17, 1999 between the Company and Jubilee Investors LLC (filed as Exhibit 10.2 to the Company's Form 8-K for an event of November 15, 1999 (the "November 1999 Form 8-K") and incorporated herein by reference).

10.10.5 Promissory Note and Security Agreement, dated November 17, 1999, between the Company and Jubilee Investors LLC (filed as Exhibit 10.3 to the Company's November 1999 Form 8-K and incorporated herein by reference).

10.11 Consulting Agreement, dated February 19, 1998, between the Registrant and Liviakis Financial. Communications, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 and incorporated herein by reference).

10.12 Consulting Agreement, dated June 8, 2000, between the Company and American Financial. Communications, Inc. (filed as Exhibit 10.19 to Registration Statement No. 333-45268 and incorporated herein by reference)

10.13 Promissory Note, dated September 19, 1998, between the Registrant and Guardian Financial Services, Inc. (filed as Exhibit 10.26 to Amendment No. 3 to Registration Statement No. 333- 58937 and incorporated herein by reference).

10.14.1 Sales Contract for Patents, dated July 8, 1999, by and between the Company, Equidyne Systems, Inc. and Rosch GmbH Medizintechnik ("Rosch Gmbh") (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999 (the "1999 Form 10-KSB") and incorporated herein by reference).

10.14.2 Assets Purchase Agreement, dated April 8, 1999, by and between the Company, Rosch GmbH and Maico Diagnostic GmbH (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended April 30, 1999 and incorporated herein by reference).

10.14.3 Investment Agreement, dated July 8, 1999, by and between the Company, Rosch GmbH Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference).

10.14.4 Investment Agreement, dated July 8, 1999, by and between the Company, Rosch GmbH, Medizintechnik, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference).

10.14.5 Participation Agreement, dated September 30, 1999, by and between the Company, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as
          Exhibit 10.24 to the 1999 Form 10-KSB and incorporated herein by reference).

10.15.1 Form of Securities Purchase Agreement for the sale of Series B Preferred Stock (without exhibits) (filed as Exhibit 10.1 to the February 1999 Form 8-K and incorporated herein by reference).

10.15.2 Form of Warrant Agreement (filed as Exhibit 10.2 to the February 1999 Form 8-K and incorporated herein by reference).

10.15.3 Form of Registration Rights Agreement (filed as Exhibit 10.3 to the February 1999 Form 8-K and incorporated herein by reference).

10.15.4 Agreement, dated as of November 1, 1999, among the Company and the purchasers of the Series B Preferred Stock (filed as Exhibit 10.4 to the November 1999 Form 8-K and incorporated herein by reference).

10.16 Distribution Agreement, dated as of January 1, 1999, between Equidyne and Precision Medmark, Inc. (filed as Exhibit 10.29 to Amendment No. 3 to Registration Statement No. 333-58937 and incorporated herein by reference).

10.17 Letter Agreement, dated October 21, 1999, between the Company and Jim Fukushima (filed as Exhibit 10.1 to the November 1999 Form 8-K and incorporated herein by reference).

10.18 Letter Agreement, dated November 15, 1999, between the Company and Concord Effekten AG (filed as Exhibit 10.5 to the November 1999 Form 8-K and incorporated herein by reference).

21*       List of subsidiaries.

23*       Consent of Ernst & Young LLP, Independent Auditors.

27*       Financial data schedule.

* Filed herewith.

(b)  REPORTS ON FORM 8-K:   NONE

                                   SIGNATURES
                                   ----------

          In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUIDYNE CORPORATION
                              --------------------

                                  (Registrant)

Dated: October 30, 2000                 By: /s/ Joseph R. Nelson
                                           -------------------------------------
                                           Joseph R. Nelson
                                           President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                    TITLE                       DATE
             ---------                    -----                       ----


/s/  Joseph R. Nelson               Director, President        October 30, 2000
---------------------------------   and Chief Executive
         Joseph R. Nelson           Officer


                                    Director, Executive        October 30, 2000
/s/  Michael T. Pieniazek           Vice President and
---------------------------------   Chief Financial Officer
         Michael T. Pieniazek


/s/  Jim Fukushima                  Director                   October 30, 2000
---------------------------------
         Jim Fukushima


/s/  Thomas A. Slamecka             Director                   October 30, 2000
---------------------------------
         Thomas A. Slamecka


/s/  Blake C. Davenport             Director                   October 30, 2000
---------------------------------
         Blake C. Davenport


/s/  Dr. James R. Gavin             Director                   October 30, 2000
---------------------------------
         Dr. James R. Gavin


/s/  Marcus R. Rowan                Director                   October 30, 2000
---------------------------------
         Marcus R. Rowan

                              EQUIDYNE CORPORATION
                              --------------------

                                   FORM 10-KSB
                                   -----------

                                  EXHIBIT INDEX
                                  -------------

Exhibits filed herewith:
-----------------------

21        List of subsidiaries.

23        Consent of Ernst & Young LLP, Independent Auditors.

27        Financial data schedule.