Form 10QSB
period 2000-10-31
EQUIDYNE CORP
filed 2000-12-15
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended            Commission File Number

                OCTOBER 31, 2000                          0-9922
                ----------------                          ------

                              EQUIDYNE CORPORATION
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



                      DELAWARE                  04-2608713
                      --------                  ----------
        (State or Other Jurisdiction        (IRS Employer ID No.)
         of Incorporation or Organization)

                     238 LITTLETON ROAD, WESTFORD, MA 01886
                     --------------------------------------
              (Address and Zip Code of Principal Executive Offices)

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


As of December 11, 2000, there were outstanding 16,347,959 shares of the Issuer's Common Stock, $.10 par value.

                     EQUIDYNE CORPORATION AND SUBSIDIARIES


                                      Index


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

       Consolidated Balance Sheets, October 31, 2000 and
       July 31,2000...........................................................3

       Consolidated Statements of Operations for the Three
       Months Ended October 31, 2000 and October 31, 1999.....................4

       Consolidated Statements of Cash Flows for the Three
       Months Ended October 31, 2000 and October 31, 1999.....................5

       Notes to Consolidated Financial Statements.............................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............9

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................11

SIGNATURES...................................................................12

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 October 31, 2000  July 31, 2000
                                                 ---------------- --------------
                                                   (Unaudited)
Assets                                                      (Thousands)
Current Assets:
Cash and cash equivalents........................   $ 38,450        $ 2,010
Restricted cash .................................          -            354
Held to maturity investments.....................      4,862              -
Accounts receivable..............................        124             15
Inventories......................................      1,182            998
Deferred costs...................................         59              -
Deferred income taxes............................        318            345
Prepaid and other current assets.................        261             33
                                                 ---------------- --------------
        Total current assets.....................     45,256          3,755

Property and equipment...........................      1,435          1,265
Accumulated depreciation.........................       (399)          (292)
                                                 ---------------- --------------
                                                       1,036            973
Deposits on tooling and machinery................      2,648          2,655
Held to maturity investments.....................      3,002              -
Patents..........................................      1,928          1,971
Goodwill.........................................          -            687
Investment in affiliate..........................          -          8,297
Deferred income taxes............................        172          2,190
Deposits and other assets........................        136             71
                                                 ---------------- --------------
                                                    $ 54,178        $20,599
                                                 ================ ==============
Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable.................................     $  931         $  934
Accrued liabilities..............................        255            748
Accrued income taxes.............................     15,170              -
Deferred revenue.................................        130              -
                                                 ---------------- --------------
   Total current liabilities.....................     16,486          1,682

Stockholders' Equity:
Common stock, $.10 par value; Authorized -
  35,000,000 shares; Outstanding - 16,317,959
  and 16,170,459 shares at October 31, 2000 and
  July 31, 2000, respectively...................       1,632          1,617
Additional paid-in capital......................      25,473         28,595
Retained earnings (deficit).....................      11,580       (11,023)
                                                 ---------------- --------------
                                                      38,685         19,189
Treasury stock, at cost (259,000 shares
  at October 31, 2000)..........................        (925)             -
Deferred compensation...........................         (68)          (272)
                                                 ---------------- --------------
         Total stockholders' equity.............      37,692         18,917
                                                 ================ ==============
                                                     $54,178        $20,599
                                                 ================ ==============

                             See accompanying notes.

                     EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                Three Months Ended October 31
                                             -----------------------------------
                                                   2000              1999
                                             -----------------------------------
                                           (Thousands, except per share amounts)

Net sales...................................            $ 4          $ 802
Cost of goods sold..........................              2            502
                                               ------------------ --------------
   Gross profit.............................              2            300

Selling, general and administrative expenses          3,414          1,253
Research and development....................            242            136
                                               ------------------ --------------

   Total operating expenses.................          3,656          1,389
                                               ------------------ --------------
Operating loss..............................         (3,654)        (1,089)

Other income (expenses):
  Gain on sale of affiliate stock...........         40,263              -
  Gain on sale of subsidiary capital stock..              -            862
  Interest, net.............................             94            (12)
  Minority interest in affiliate............              -            113
  Other.....................................              -              6
                                               ------------------ --------------
                                                     40,357            969
                                               ------------------ --------------

Net income (loss) before provision for
 income taxes...............................       $ 36,703         $ (120)

Provision for income taxes..................         14,100              -
                                               ------------------ --------------

Net income (loss)...........................       $ 22,603         $ (120)
                                               ================== ==============
Net income (loss) attributable
 to common stockholders*....................       $ 22,603         $ (261)
                                               ================== ==============

Net income (loss) per share, basic..........       $   1.39         $ (.03)
                                               ================== ==============

Net income (loss) per share, diluted........       $   1.27         $ (.03)
                                               ================== ==============

                             See accompanying notes.

* The quarter ended October 31, 1999 includes the impact of $141,000 of dividends on Preferred Stock.

                     EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months Ended October 31
                                                   -----------------------------
                                                         2000           1999
                                                    -------------- -------------
                                                          (Thousands)
Operating activities:
Net income (loss).............................          $ 22,603        $ (120)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
  Depreciation and amortization...............              148            185
  Deferred compensation amortization..........              204             87
  Deferred income taxes.......................            2,045             87
  Gain on sale of affiliate stock.............          (40,263)             -
  Gain on sale of subsidiary capital stock....                -           (862)
  Minority interest ..........................                -           (113)
  Changes in operating assets and liabilities:
   Decrease in cash restricted for purchase of
    inventory.................................              354              -
   Accounts receivable........................             (109)           108
   Inventories, prepaid and other assets......             (536)          (120)
   Accounts payable and other current liabilities        11,688           (622)
   Other......................................               12              -
                                                     --------------- -----------
Net cash used in operating activities.........           (3,854)        (1,457)

Investing activities:
  Proceeds from sale of affiliate stock.......           49,245          1,638
  Purchase of held to maturity securities.....           (7,864)             -
  Purchase of treasury stock..................             (925)             -
  Purchase of property and equipment, net.....             (170)          (494)
                                                     --------------- -----------
Net cash provided by investing activities.....           40,286          1,144

Financing activities:
  Net payments on debt and bank lines-of-credit               -           (549)
  Issuance of common stock, net...............                -            100
  Issuance of capital stock by consolidated
   subsidiary.................................                -          1,635
  Proceeds from exercise of common stock options              8              -
                                                     -------------- ------------
Net cash provided by financing activities.....                8          1,186
                                                     -------------- ------------
Effect of exchange rate on cash...............                -            (12)
                                                     -------------- ------------
Increase in cash and cash equivalents.........           36,440            861
Cash and cash equivalents, beginning of period.           2,010            210
                                                     -------------- ------------
Cash and cash equivalents, end of period.......      $   38,450      $   1,071
                                                     ============== ============

Noncash transactions:
  Exercise of stock options...................             $ 14              -
  Common Stock issued for services............                -            $75


                             See accompanying notes.

                     EQUIDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (Unaudited)


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

     Operating results for the three month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.



Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. During Fiscal 2000, as a result of various transactions, the Company's ownership of its formerly consolidated subsidiary, Rosch AG Medizintechnik ("Rosch AG"), was reduced from 75% to 26.43%. In August and October 2000, the Company sold all of its remaining ownership in Rosch AG (see Note 3). At October 31, 1999, the Company owned 50.01% of Rosch AG and included the accounts of Rosch AG in its consolidated financial statements. Effective November 1, 1999, the Company accounted for its investment in Rosch AG under the equity method of accounting. See Note 3 for further information. All material intercompany transactions have been eliminated.

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

Investments in Securities

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. At October 31, 2000, all of the Company's investments are classified as held-to-maturity. See Note 2.

     The amortized cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest and dividends are included in interest income. Realized gains and losses , and declines in value judged to be other than temporary are included in net securities gains (losses), if any. The cost of securities sold is based on the specific identification method.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Foreign Currency Translation

     The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation through October 31, 1999 (See Note 3). All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of Rosch AG to October 31, 1999 have been reported separately as a component of stockholders' equity. The aggregate transaction gains and losses are insignificant.

Revenue Recognition

     The Company's products are sold subject to rights of return of up to 90 days, depending on the type of customer. As the Company has no significant sales history on which to base an estimated rate of returns, revenue is not recognized until the expiration of the stated return period. As of October 31, 2000, deferred revenue was $130,000. The related cost of the inventory shipped of approximately $59,000 at October 31, 2000 has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Comprehensive Income (Loss)

     For the three months ended October 31, 1999, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its partially-owned German subsidiary, Rosch AG. Statement of Financial Accounting Standards No. 130 requires such adjustments to be included in other comprehensive income. There were no items of other comprehensive income for the three months ended October 31, 2000. The foreign currency translation adjustment and comprehensive loss for the three months ended October 31, 1999 was $(40,000) and ($160,000), respectively. As of October 31, 1999, the cumulative translation adjustment and accumulated other comprehensive loss was ($240,000).


2. INVESTMENTS

     At October 31, 2000, all of the Company's investments are classified as held-to-maturity. The Company's investments are comprised of U.S Corporate debt securities with a total cost of $7,864,000. The estimated fair market value of these securities at October 31, 2000 was $7,853,000, resulting in an unrealized loss of $11,000.


3. INVESTMENT IN AFFILIATE

     In September 1999, a minority shareholder of Rosch AG acquired an additional 24.99% of Rosch AG through two transactions consisting of (1) a capital contribution into Rosch AG of approximately $1.6 million, and (2) a direct purchase of a portion of the Company's ownership interest in Rosch AG for approximately $1.6 million. These transactions resulted in the recognition of a gain on the sale of Rosch AG capital stock of approximately $862,000, and a reduction in the Company's ownership percentage of Rosch AG from 75% to 50.01%. As the Company maintained a controlling interest in Rosch AG, it continued to consolidate the operations of Rosch AG through October 31, 1999. The transactions also resulted in the recognition of an increase in the minority interest in the consolidated subsidiary in the amount necessary to bring that interest up to the current minority ownership percentage of 49.99% of Rosch AG's net assets as of October 31, 1999, or $1,067,000. This amount includes the minority stockholders' share of Rosch AG's net losses for the three month period ended October 31, 1999, which was approximately $113,000.

     During the fiscal year ended July 31, 2000, through a series of transactions, the Company's ownership in Rosch AG was reduced to 26.43%, and in August and October 2000, the Company sold all of its remaining ownership in Rosch AG. Aggregate net proceeds received on the sales during the three months ended October 31, 2000 was $49,245,000, and the resulting gain on the sales was $40,263,000.

4. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                 Three Months Ended October 31
                                               ---------------------------------
                                                      2000             1999
                                               ----------------- ---------------
                                                 (Thousands, except share and
                                                          per share amounts)
Numerator:
   Net income (loss)                                $ 22,603       $   (120)
   Preferred stock dividends                               -           (141)
                                               ----------------- ---------------

   Numerator for basic earnings per share-income
     available to common stockholders                 22,603           (261)

   Effect of dilutive securities                          -               -
                                               ----------------- ---------------

   Numerator for diluted earnings per share-income
     available to common shareholders after assumed
     conversions                                    $ 22,603       $   (261)

Denominator:
   Denominator for basic earnings per
     share-weighted-average shares                16,244,209      9,798,732

   Effect of dilutive securities:
     Stock options                                 1,174,334              -
     Warrants                                        317,772              -
     Convertible preferred stock                           -              -
                                               ----------------- ---------------

   Dilutive potential common shares                1,492,106              -
                                               ----------------- ---------------

   Denominator for diluted earnings per
    share-adjusted weighted-average shares
    and assumed conversions                       17,736,315      9,798,732
                                               ================= ===============

Basic earnings (loss) per share                       $ 1.39         $ (.03)
                                               ================= ===============

Diluted earnings (loss) per share                      $1.27         $ (.03)
                                               ================= ===============

     Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended October 31, 1999, due to their anti-dilutive effect.

     For additional disclosure regarding the stock options, see Note 5.

     Options to purchase 1,126,000 shares of common stock at prices ranging from $3.81 to $7.00 per share were outstanding at October 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.


5. EQUITY

Stock Options

     During the three month period ended October 31, 2000, the Company issued 147,500 shares of Common Stock pursuant to the exercise of outstanding stock options. Total proceeds received from these exercises aggregated $7,500.

Treasury Stock

     In August 2000, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase, over the next six months, up to 1,000,000 shares of Common Stock on the open market from time to time at management's discretion, based upon market conditions. Under the plan, the Company has repurchased 259,000 shares through October 31, 2000, for a total cost of approximately $925,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Report contains or refers to forward-looking information made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. That information covers future revenues, products and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement include, but are not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulations and the ability to obtain favorable insurance reimbursement coverage for the Company's products, product acceptance or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.


OVERVIEW

     The Company's focus for its fiscal year ending July 31, 2001 ("Fiscal 2001") is centered on the sales and marketing of its current INJEX(TM)30 product line, and the planned introduction of the INJEX(TM)50 System. The Company launched its INJEX(TM)30 product line to the U.S. diabetes market in July 2000 utilizing a 50-person direct sales force, and since then has obtained retail pharmacy availability for the product, as a result of the Company entering into an agreement with Rite Aid Corporation, one of the largest retail pharmacy chains in the United States.

RESULTS OF OPERATIONS

     Net sales for the three month period ended October 31, 2000 were $4,000, compared to $802,000 for the three month period ended October 31, 1999. Net sales for the three months ended October 31, 1999 consists primarily of Rosch AG's net sales for the period. During the three months ended October 31, 2000, the Company commenced sales activities following its July 2000 market launch of the INJEX(TM)30 System. Standard sales terms provide rights of returns to its customers of up to 90 days, depending on the customer type. As the Company has no significant sales history on which to base an estimated rate of returns, the Company's policy is to defer the recognition of revenue until the expiration of the stated return period. Approximately $130,000 of sales revenue was deferred at October 31, 2000.

     Cost of sales for the three month periods ended October 31, 2000 and October 31, 1999 were 50.0% and 62.6% of net sales, respectively. Cost of sales for the three months ended October 31, 2000 consists of INJEX(TM)30 System sales, while the October 31, 1999 cost of sales primarily represents the consolidated cost of sales of Rosch AG for the period. At October 31, 2000, the Company has deferred recognition of approximately $59,000, representing the cost of sales related to all shipments for which revenue recognition has been deferred at October 31, 2000, based upon the relative return periods.

     Selling, general and administrative expenses for the three month period ended October 31, 2000 were $3,414,000, compared to $1,253,000 for the comparable prior year period. The increase reflects the impact of the costs incurred in connection with the completion of the Company's preparation for its July 2000 full-scale U.S. market introduction of the INJEX(TM) System. Such costs include the July 2000 hiring of a fifty-person sales force, and the related additional training, travel and overhead costs and additions to the Company's infrastructure necessary to support the increase in headcount. The three months ended October 31, 2000 also include bonus payments to two executives totaling approximately $500,000, based upon their respective employment agreements. Research and development expenses for the three month period ended October 31, 2000 were $242,000, compared to $136,000 for the comparable prior year period. The increase resulted directly from the availability of working capital, and additional development projects in process, such as the development of the INJEX(TM)50 and single-use disposable INJEX(TM) System.

     Net income for the three month period ended October 31, 2000 was $22,603,000, compared to a net loss of $120,000, for the same period in the prior fiscal year. The net income for the three month period ended October 31, 2000 consists of a gain on the sale of the Company's investment in Rosch AG of $40.3 million, offset by net operating losses of approximately $3.7 million, and a provision for income taxes of approximately $14.1 million. The net loss for the three month period ended October 31, 1999 consists of the net losses of Rosch AG for the period and the costs incurred in connection with the Company's preparation for full-scale market introduction of the INJEX(TM) System

LIQUIDITY AND CAPITAL RESOURCES

     Working capital of the Company at October 31, 2000 was $28,770,000, compared to $2,073,000 at July 31, 2000. The increase of approximately $27 million resulted from the proceeds from the sales of the remaining portion of the Company's ownership in Rosch AG of approximately $49.2 million, partially offset by the net effect of the Company's operating losses, the accrual of $15.1 million for income taxes and the investment of approximately $3 million in securities with maturity dates greater than one year from the balance sheet date.

     The Company now has sufficient working capital for the implementation of its strategic marketing initiatives, expansion of its sales force as demand for the product rises, and expansion of its marketing and research and development initiatives. The Company will also use its working capital to fund the acquisition of additional production tools and automation machinery necessary for high-volume, fully-automated assembly of the INJEX(TM) System components to meet market demands. As of October 31, 2000, the Company has paid deposits for this tooling and machinery totaling approximately $2.6 million, which represents approximately one-half of the total completed cost.

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

PART II. - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K for an event on October 4, 2000 to report that the Company sold its 19.52% holding in Rosch AG Medizintechnik ("Rosch AG") through a placement to a number of major European institutional investors. The Company received proceeds of approximately $40 million from the sale its 936,750 shares of Rosch AG.


Exhibits -

27.      Financial Data Schedule

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    EQUIDYNE CORPORATION


 /s/Joseph R. Nelson                Dated:   December 15, 2000
--------------------
Joseph R. Nelson
President, Chief Executive Officer
And Chairman



 /s/Michael T. Pieniazek            Dated:   December 15, 2000
------------------------
Michael T. Pieniazek
Executive Vice President
And Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit        Description
-------        -----------

  27           Financial Data Schedule