Form 10QSB
period 2001-01-31
EQUIDYNE CORP
filed 2001-03-20
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended          Commission File Number

                 JANUARY 31, 2001                         0-9922
                 ----------------                         ------

                              EQUIDYNE CORPORATION
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                    DELAWARE                           04-2608713
                    --------                           ----------

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

    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
                                                                         ----

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
    -     -

As of March 15, 2001, there were outstanding 14,997,359 shares of the Issuer's Common Stock, $.10 par value.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES


                                      Index
                                      -----
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  Consolidated Balance Sheets, January 31, 2001 and
    July  31, 2000............................................................3

  Consolidated Statements of Operations for the Three and  Six
    Months Ended January 31, 2001 and January 31, 2000........................4

  Consolidated Statements of Cash Flows for the Six
    Months Ended January 31, 2001 and January 31, 2000........................5

  Notes to Consolidated Financial Statements..................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation...........10

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of  Security Holders.................12

Item 5. Other information....................................................12

Item 6. Exhibits and Reports on Form 8-K.....................................12

SIGNATURES...................................................................13

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         JANUARY 31,   JULY 31,
                                                       ------------- -----------
                                                            2001         2000
                                                       ------------- -----------
                                                        (UNAUDITED)
ASSETS                                                         (THOUSANDS)
Current Assets:
Cash and cash equivalents..........................       $ 11,272      $ 2,010
Restricted cash....................................              -          354
Held to maturity investments.......................         22,527            -
Accounts receivable................................             99           15
Inventories........................................            733          998
Deferred costs.....................................             76            -
Deferred income taxes..............................            318          345
Prepaid and other current assets...................            821           33
                                                       -----------  -----------
     Total current assets..........................         35,846        3,755

Property and equipment.............................          1,543        1,265
Accumulated depreciation...........................           (474)        (292)
                                                       -----------  -----------
                                                             1,069          973

Deposits on tooling and machinery..................          2,714        2,655
Patents............................................          1,896        1,971
Goodwill...........................................              -          687
Investment in affiliate............................              -        8,297
Deferred income taxes..............................            172        2,190
Deposits and other assets..........................              6           71
                                                       -----------  -----------
                                                          $ 41,703      $20,599
                                                       ===========  ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable...................................       $    721      $   934
Accrued liabilities................................            490          748
Accrued income taxes...............................          8,411            -
Deferred revenue...................................            187            -
                                                       -----------  -----------
     Total current liabilities.....................          9,809        1,682

Stockholders' Equity:
Common stock, $.10 par value; Authorized -
  35,000,000 shares; Outstanding - 16,377,959 and
  16,170,459 shares at  January 31, 2001 and
  July 31, 2000, respectively......................          1,638        1,617
Additional paid-in capital.........................         25,854       28,595
Retained earnings (deficit)........................          9,248      (11,023)
                                                       -----------  -----------
                                                            36,740       19,189
Treasury stock, at cost (1,283,600 shares).........         (4,573)           -
Deferred compensation..............................           (273)        (272)
                                                       -----------  -----------
     Total stockholders' equity....................         31,894       18,917
                                                       -----------  -----------
                                                          $ 41,703      $20,599
                                                       ===========  ===========

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JANUARY 31                JANUARY 31
                                              -------------------------------------------------
                                                 2001        2000         2001          2000
                                              -------------------------------------------------
                                                    (Thousands, except per share amounts)
Net sales...................................   $     49     $     -     $     53     $     802
Cost of goods sold..........................         35           -           37           502
                                              -------------------------------------------------
  Gross profit..............................         14           -           16           300

Selling, general and administrative.........      3,197       1,123        6,611         2,376
Research and development....................        443         225          685           361
Inventory write-down........................        656           -          656             -
                                              -------------------------------------------------

  Total operating expenses..................      4,296       1,348        7,952         2,737
                                              -------------------------------------------------
Operating loss..............................     (4,282)     (1,348)      (7,936)       (2,437)

Other income (expenses):

  Gain on sale of subsidiary capital stock..          -       1,003       40,263         1,865
  Equity in losses of affiliate.............          -        (259)           -          (259)
  Interest, net.............................        695           -          789           113
  Minority interest in affiliate............          -          33            -            21
  Other.....................................          -         (16)           -           (10)
                                              -------------------------------------------------
                                                    695         761       41,052         1,730
                                              -------------------------------------------------

Net income (loss) before provision for
  income taxes..............................   $ (3,587)    $  (587)    $ 33,116     $    (707)

Provision (benefit) for income taxes........     (1,255)          -       12,845             -
                                              -------------------------------------------------

Net income (loss)...........................   $ (2,332)    $  (587)    $ 20,271     $    (707)
                                              =================================================
Net income (loss) attributable
  to common stockholders*...................   $ (2,332)    $  (464)    $ 20,271     $    (725)
                                              =================================================

Net income (loss) per share, basic..........   $   (.15)    $  (.03)    $   1.28     $    (.06)
                                              =================================================

Net income (loss) per share, diluted .......   $   (.15)    $  (.03)    $   1.19     $    (.06)
                                              =================================================

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

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     SIX MONTHS ENDED JANUARY 31
                                                     ---------------------------
                                                            2001       2000
                                                     ---------------------------
OPERATING ACTIVITIES:                                        (Thousands)
Net income (loss)........................................ $ 20,271   $  (707)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization............................      257        265
Deferred compensation amortization.......................      327        163
Deferred income taxes....................................    2,045          -
Equity in loss of unconsolidated affiliate...............                 259
Gain on sale of affiliate stock..........................  (40,263)    (1,865)
Minority interest .......................................        -       (113)
Changes in operating assets and liabilities:
  Decrease in cash restricted for purchase of inventory..      354          -
  Accounts receivable....................................      (84)        98
  Inventories, prepaid and other current assets..........     (599)       (70)
  Accounts payable and other current liabilities.........    5,019        805
                                                          --------   --------
Net cash used in operating activities....................  (12,673)    (2,775)

INVESTING ACTIVITIES:
Proceeds from sale of affiliate stock....................   49,245      3,158
Purchase of held to maturity securities..................  (22,527)         -
Purchase of treasury stock...............................   (4,573)         -
Purchase of property and equipment, net..................     (278)      (749)
                                                          --------   --------
Net cash provided by investing activities................   21,867      2,409

FINANCING ACTIVITIES:
Payment on redemption of preferred stock.................        -     (2,010)
Net payments on debt and bank lines-of-credit............        -       (549)
Issuance of common stock, net............................        -      2,172
Issuance of capital stock by consolidated subsidiary.....        -      1,635
Proceeds from exercise of common stock options...........       68          -
                                                          --------   --------
Net cash provided by financing activities................       68      1,248
                                                          --------   --------
Effect of exchange rate on cash..........................        -        (12)
Decrease in cash due to change in method of accounting
  from consolidation to equity method....................        -       (187)
                                                          --------   --------
Increase in cash and cash equivalents....................    9,262        683
Cash and cash equivalents, beginning of period...........    2,010        210
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 11,272   $    893
                                                          ===================
Noncash transactions:
Exercise of stock options................................ $     14          -
Stock options issued for services........................ $    328          -
Common stock issued for services.........................        -   $    300
Short-term debt issued in connection with preferred
  stock redemptions......................................        -   $    700
Common Stock issued in preferred stock redemptions.......        -   $    808


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Unaudited)

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

     Operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

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

Investments in Securities

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. At January 31, 2001, all of the Company's investments are classified as held-to-maturity. See Note 2.

     The amortized cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses), if any. The cost of securities sold is based on the specific identification method.

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

Revenue Recognition

     The Company's products are sold subject to rights of return of up to 90 days, depending on the type of customer. As the Company has no significant sales history on which to base an estimated rate of returns, revenue is not recognized until the expiration of the stated return period. As of January 31, 2001, deferred revenue was $187,000. The related cost of the inventory shipped of approximately $76,000 at January 31, 2001 has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Comprehensive Income (Loss)

     There were no items of other comprehensive income for the six months ended January 31, 2001. For the six months ended January 31, 2000, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its partially-owned German subsidiary, Rosch AG, through October 31, 1999. Statement of Financial Accounting Standards No. 130 requires such adjustments to be included in other comprehensive income. The foreign currency translation adjustment and comprehensive loss for the three months ended January 31, 2000 was $0 and ($587,000), respectively. The foreign currency translation adjustment and comprehensive loss for the six months ended January 31, 2000 was $(40,000) and ($707,000), respectively.

2. INVESTMENTS
   -----------

     At January 31, 2001, all of the Company's investments are classified as held-to-maturity. The Company's investments are comprised of U.S. corporate debt securities with a total cost of $22,527,000. The estimated fair market value of these securities at January 31, 2001 was $22,611,000, resulting in an unrealized gain of $84,000.

3. INVESTMENT IN AFFILIATE
   -----------------------

     Through a series of transactions during the three months ended October 31, 1999, the Company's ownership percentage of Rosch AG was reduced from 75% to 50.01%. As the Company maintained a controlling interest in Rosch AG, it continued to consolidate the operations of Rosch AG through October 31, 1999. Thus, the Company recognized an increase in the minority interest in the consolidated subsidiary in the amount necessary to bring that interest up to the then current minority ownership percentage of 49.99% of Rosch AG's net assets as of October 31, 1999, or $1,067,000. This amount included the minority stockholders' share of Rosch AG's net losses for the three month period ended October 31, 1999, which was approximately $113,000. During the three months ended January 31, 2000, through additional sales of its ownership interest in Rosch AG, the Company further reduced it ownership share to 41.43%. As a result, effective November 1, 1999, the Company changed its method of accounting for its investment in Rosch AG to the equity method, and accordingly, recognized its share Rosch AG's of net loss for the three months ended January 31, 2000, or approximately $259,000. Following is summarized unaudited financial information of Rosch AG as of and for the three months ended January 31, 2000:

     Net sales           $1,279,898
     Net income (loss)     (624,242)
     Total assets         8,492,865
     Total liabilities    2,575,870

     During the nine month period ended July 31, 2000, through a series of transactions, the Company's ownership in Rosch AG was reduced to 19.52%, and in August and October 2000, the Company sold all of its remaining ownership in Rosch AG. Aggregate net proceeds received on the sales during the six months ended January 31, 2000 was $49,245,000, and the resulting gain on the sales was $40,263,000.

4. INVENTORY WRITE-DOWN
   --------------------

     During the three month period ended January 31, 2001, the Company made certain improvements to its INJEX30(TM) injector and reset box. As a result of these improvements, management made a decision to only sell the improved versions in the future, which resulted in the Company writing-down the value of this inventory, which had originally been purchased for resale, to its net realizable value. This write-down resulted in a charge to operations of $656,000 for the three and six months ended January 31, 2001.

5. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
   -----------------------------------------------

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JANUARY 31              JANUARY 31
                                                ----------  ----------  ----------  ----------
                                                   2001        2000        2001        2000
                                                ----------  ----------  ----------  ----------
                                               (Thousands, except share and per share amounts)
Numerator:
  Net income (loss)                               $ (2,332)   $   (587)   $ 20,271    $   (707)
  Preferred stock redemption premium                    --         123          --         123
  Preferred stock dividends                             --          --          --        (141)
                                                ----------  ----------  ----------  ----------

  Numerator for basic earnings per
    share-income available to common                (2,332)       (464)     20,271        (725)
    stockholders

  Effect of dilutive securities                         --          --          --          --
                                                ----------  ----------  ----------  ----------

  Numerator for diluted earnings per
    share-income available to common
    shareholders after assumed conversions        $ (2,332)   $   (464)   $ 20,271    $   (725)

Denominator:
  Denominator for basic earnings per
    share-weighted-average shares               15,576,659  13,974,559  15,845,684  11,886,646




  Effect of dilutive securities:
    Stock options                                       --          --     916,732          --
    Warrants                                            --          --     313,437          --
                                                ----------  ----------  ----------  ----------

  Dilutive potential common shares                      --          --   1,230,169          --
                                                ----------  ----------  ----------  ----------

  Denominator for diluted earnings per
    share-adjusted weighted-average shares and  15,576,659  13,974,559  17,075,853  11,886,646 assumed conversions
                                                ==========  ==========  ==========  ==========

Basic earnings (loss) per share                     $ (.15)     $ (.03)     $ 1.28      $ (.06)
                                                ==========  ==========  ==========  ==========

Diluted earnings (loss) per share                   $ (.15)     $ (.03)      $1.19      $ (.06)
                                                ==========  ==========  ==========  ==========

Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended January 31, 2001, or for the three and six months ended January 31, 2000, due to their anti-dilutive effect.

For additional disclosure regarding the stock options, see Note 6.

     Options to purchase 748,858 shares of common stock at prices ranging from $3.81 to $7.00 per share were outstanding at January 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

6. EQUITY
   ------

Stock Options

     During the six month period ended January 31, 2001, the Company issued 207,500 shares of Common Stock pursuant to the exercise of outstanding stock options and warrants. Total proceeds received from these exercises aggregated $67,500.

Treasury Stock

     In August 2000, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase, over the next six months, up to 1,000,000 shares of Common Stock on the open market from time to time at management's discretion, based upon market conditions. In January, 2001, the Board of Directors extended the repurchase plan through July 31, 2001 and authorized the purchase of up to 500,000 additional shares. Under the plan, the Company has repurchased 1,283,600 shares through January 31, 2001, for a total cost of approximately $4,573,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

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

OVERVIEW
--------

     The Company's focus for its fiscal year ending July 31, 2001 ("fiscal 2001") is centered on the sales and marketing of its current INJEX(TM)30 product line, and the planned introduction of the INJEX(TM)50 System which received clearance from the U.S. Food and Dairy Administration in March 2001. The Company launched its INJEX(TM) 30 product line to the U.S. diabetes market in July 2000 utilizing a 50-person direct sales force.

     Initial sales of the INJEX30(TM) have been lower than originally planned due to two major factors. First, it took the Company longer than expected to obtain retail pharmacy distribution for the INJEX(TM) System. However, in October 2000, the Company announced it had entered into an agreement with Rite Aid Corporation, one of the largest retail pharmacy chains in the United States, providing the distribution necessary to allow for significant sales growth. Secondly, it took approximately four months longer than anticipated to obtain a Generic Product Indicator ("GPI") code from First Data Bank. First Data Bank, the national repository of drug and drug delivery device information, provides GPI codes used by most insurance companies and Pharmacy Benefit Managers ("PGMs") in the Unites States. Without this code, the Company's product could not receive reimbursement in the marketplace. Today, primarily as a result of obtaining a GPI code, we now have over 70 million lives covered for reimbursement of the INJEX(TM) System through four of the top six PBMs in the United States. Now that we have distribution and reimbursement for the INJEX(TM) System in place, we anticipate greater penetration into the diabetes market in the coming months. We have also begun to target new therapies, such as Human Growth Hormone treatment, and anticipate sales in many other therapies with the planned introduction of the INJEX50(TM) System into the market in August 2001.

RESULTS OF OPERATIONS
---------------------

     Net sales for the three and six month periods ended January 31, 2000 were $49,000 and $53,000, respectively, compared to $-0- and $802,000 for the three and six month periods ended January 31, 2000, respectively. Cost of sales for the three and six month periods ended January 31, 2000 were $35,000 and $37,000, respectively, compared to $-0- and $502,000 for the three and six month periods ended January 31, 2000, respectively. During the three and six months ended January 31, 2001, the Company's wholly-owned subsidiary, Equidyne Systems, Inc. ("ESI"), commenced sales activities following its July 2000 market launch of the INJEX(TM)30 System. ESI's standard sales terms provide rights of returns to its customers of up to 90 days, depending on the customer type. As the Company has no significant sales history on which to base an estimated rate of returns, the Company's policy is to defer the recognition of revenue until the expiration of the stated return period. Approximately $187,000 of sales revenue was deferred at January 31, 2001. In addition, the Company has deferred recognition of approximately $76,000, representing the cost of sales related to all shipments for which revenue recognition has been deferred at January 31, 2001, based upon the relative return periods. Net sales and cost of sales for the three and six months ended January 31, 2000 consist primarily of the Company's former consolidated subsidiary, Rosch AG Medizintechnik's net sales for these periods.


     Selling, general and administrative expenses for the three and six month periods ended January 31, 2001 were $3,197,000 and $6,611,000, respectively, compared to $1,123,000 and $2,376,000, respectively, for the comparable prior year periods. The increase reflects the impact of the costs incurred in connection with the completion of ESI's preparation for its July 2000 full-scale U.S. market introduction of the INJEX(TM) System. Such costs include the July 2000 hiring of a fifty-person sales force, and the related additional training, travel and overhead costs and additions to the Company's infrastructure necessary to support the increase in headcount. The six month period ended January 31, 2001 also includes bonus payments to two executives totaling approximately $500,000, based upon their respective employment agreements.

     Research and development expenses for the three and six months ended January 31, 2001 were $443,000 and $685,000, respectively, compared to $225,000 and $361,000, respectively, for the comparable prior year periods. The increase resulted directly from the availability of working capital, improvements to the INJEX30(TM) INJECTOR and reset box, and additional development projects in process, such as the development of the single-use disposable INJEX(TM) System.

     During the three month period ended January 31, 2001, the Company made certain improvements to the INJEX30(TM) INJECTOR and reset box. As a result of these improvements, management made a decision to only sell the improved versions in the future, which resulted in the Company writing-down the value of this inventory, which had originally been purchased for resale, to its net realizable value. This write-down resulted in a charge to operations of $656,000 for the three and six months ended January 31, 2001.

     Net income (loss) for the three and six month periods ended January 31, 2001 was $(2,332,000) and $20,271,000, respectively, compared to a net loss of $587,000 and $707,000, respectively, for the same periods in the prior fiscal year. The net loss for the three month period ended January 31, 2001 resulted from the factors described above, while the net income for the six month period ended January 31, 2001 consists primarily of a gain on the sale of the Company's investment in Rosch AG of $40.3 million and interest income of approximately $789,000, offset by net operating losses of approximately $7.9 million, and a provision for income taxes of approximately $12.8 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital of the Company at January 31, 2001 was $26,037,000, compared to $2,073,000 at July 31, 2000. The increase of approximately $24 million resulted from the proceeds from the sales of the remaining portion of the Company's ownership in Rosch AG of approximately $49.2 million, partially offset by the net effect of the Company's operating losses and the accrual of $8.4 million for income taxes.

     The Company now has sufficient working capital for the implementation of its strategic marketing initiatives, expansion of its sales force as demand for the product rises, and expansion of its marketing and research and development initiatives. The Company will also use significant working capital to fund the completion of the manufacture of the production tools and automation machinery necessary for high-volume, fully-automated production of the INJEXTM System components. As of January 31, 2001, the Company has paid deposits for this tooling and machinery totaling approximately $2.6 million, which represents approximately one-half of the total completed cost.

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

PART II. - OTHER INFORMATION
           -----------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On January 11, 2001, the Company held its Annual Meeting of Stockholders (the "Meeting").

     (b) At the Meeting, the following persons were elected directors, each to hold office until the next annual meeting of stockholders:

     Thomas A. Slamecka
     Michael T. Pieniazek
     Marcus R. Rowan
     Blake C. Davenport
     Jim Fukushima
     Joseph R. Nelson
     Dr. James R. Gavin III

     (c) The other item considered at the Meeting was an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance pursuant to the exercise of stock options thereunder from 700,000 to 1,500,000. The votes cast at the Meeting were as follows:

                                                   ABSTAIN OR     BROKER
     ITEM                   FOR          AGAINST    WITHHOLD     NO-VOTE
     ----                   ---          -------    --------     -------

     Directors           10,498,706             -   2,746,038         -

     Option Plan         11,296,922     1,813,195      94,626         -

Item 5. OTHER INFORMATION

     On February 15, 2001, the Company filed a report on Form 8-K for an event on January 22, 2001, to report that the Company's Board of Directors adopted a Stockholder Rights Plan. Such rights to be distributed as a dividend to Stockholders of record at rights to be distributed as a dividend to Stockholders of record at the close of business on February 14, 2001. For further information, see Form 8-K and exhibits thereto.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

None.


Exhibits -

10.1 Consulting Agreement dated December 11, 2000 by and between the registrant and Monde Consulting

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EQUIDYNE CORPORATION
                                        --------------------

/s/Joseph R. Nelson                     Dated:  March 15, 2001
---------------------
Joseph R. Nelson
Chairman, Chief Executive Officer
and President


/s/Michael T. Pieniazek                 Dated:  March 15, 2001
-------------------------
Michael T. Pieniazek
Executive Vice President
and Chief Financial Officer