Form 10QSB/A
period 2001-01-31
EQUIDYNE CORP
filed 2001-03-20
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

OVERVIEW
--------

     The Company's focus for its fiscal year ending July 31, 2001 ("fiscal 2001") is centered on the sales and marketing of its current INJEX(TM)30 product line, the planned introduction of the INJEX(TM)50 System which in March 2001 received marketing clearance from the U.S. Food and Dairy Administration in. The Company launched its INJEX(TM) 30 product line to the U.S. diabetes market in July 2000 utilizing a 50-person direct sales force.

     Initial sales of the INJEX30(TM) have been lower than originally planned due to two major factors. First, it took the Company longer than expected to obtain retail pharmacy distribution for the INJEX(TM) System. However, in October 2000, the Company announced it had entered into an agreement with Rite Aid Corporation, one of the largest retail pharmacy chains in the United States, providing the distribution necessary to allow for significant sales growth. Secondly, it took approximately four months longer than anticipated to obtain a Generic Product Indicator ("GPI") code from First Data Bank. First Data Bank, the national repository of drug and drug delivery device information, provides GPI codes used by most insurance companies and Pharmacy Benefit Managers ("PGMs") in the Unites States. Without this code, the INJEX(TM) could not receive reimbursement in the marketplace. Today, primarily as a result of obtaining a GPI code, the Company now has over 70 million lives covered for reimbursement of the INJEX(TM) System through four of the top six PBMs in the United States. Now that distribution and reimbursement for the INJEX(TM) System is in place, the Company anticipates greater penetration into the diabetes market in the coming months. The Company has also begun to target new therapies, such as Human Growth Hormone treatment, and anticipate sales in many other therapies with the planned introduction of the INJEX50(TM) System into the market in August 2001.

     The Company continues to build its automated production capabilities and expects the system to come on line before the end of 2001. While the Company is building its automated system, the Company plans to meet current and future demand for the product by utilizing its current production tooling and semi-automated assembly capabilities.

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

     Net income (loss) for the three and six month periods ended January 31, 2001 was $(2,332,000) and $20,271,000, respectively, compared to a net loss of $587,000 and $707,000, respectively, for the same periods in the prior fiscal year. The net loss for the three month period ended January 31, 2001 resulted from the net operating losses, partially offset by interest income of approximately $695,000, while the net income for the six month period ended January 31, 2001 consists primarily of a gain on the sale of the Company's investment in Rosch AG of $40.3 million and interest income of approximately $789,000, offset by net operating losses of approximately $7.9 million, and a provision for income taxes of approximately $12.8 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital of the Company at January 31, 2001 was $26,037,000, compared to $2,073,000 at July 31, 2000. The increase of approximately $24 million resulted from the proceeds from the sales of the remaining portion of the Company's ownership in Rosch AG of approximately $49.2 million, partially offset by the net effect of the Company's operating losses and the provision of $12.8 million for income taxes.

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