Form 10QSB/A
period 2001-01-31
EQUIDYNE CORP
filed 2001-03-20
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB

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

As of March 15, 2001, there were outstanding 14,996,659 shares of the Issuer's Common Stock, $.10 par value.

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

OVERVIEW
--------

     The Company's focus for its fiscal year ending July 31, 2001 ("fiscal 2001") is centered on the sales and marketing of its current INJEX(TM)30 product line, the planned introduction of the INJEX(TM)50 System, which in March 2001 received marketing clearance from the U.S. Food and Drug Administration, and building automated production capabilities. The Company launched its INJEX(TM) 30 product line to the U.S. diabetes market in July 2000 utilizing a 50-person direct sales force.

     Initial sales of the INJEX30(TM) have been lower than originally planned due to two major factors. First, it took the Company longer than expected to obtain retail pharmacy distribution for the INJEX(TM) System. However, in October 2000, the Company announced it had entered into an agreement with Rite Aid Corporation, one of the largest retail pharmacy chains in the United States, providing the distribution necessary to allow for significant sales growth. Secondly, it took approximately four months longer than anticipated to obtain a Generic Product Indicator ("GPI") code from First Data Bank. First Data Bank, the national repository of drug and drug delivery device information, provides GPI codes used by most insurance companies and Pharmacy Benefit Managers ("PBMs") in the United States. Without this code, the INJEX(TM) product could not receive reimbursement in the marketplace. Today, primarily as a result of obtaining a GPI code, the Company now has over 70 million lives covered for reimbursement of the INJEX(TM) System through four of the top six PBMs in the United States. Now that distribution and reimbursement for the INJEX(TM) System is in place, the Company anticipates greater penetration into the diabetes market in the coming months. The Company has also begun to target new therapies, such as Human Growth Hormone treatment, and anticipates sales in many other therapies with the planned introduction of the INJEX50(TM) System into the market in August 2001.

     The Company continues to build its automated production capabilities and expects the system to come on-line before the end of 2001. While the Company is building its automated system, the Company plans to meet current and future demand for the product by utilizing its current production tooling and semi-automated assembly capabilities.

RESULTS OF OPERATIONS
---------------------

     Net sales for the three and six month periods ended January 31, 2001 were $49,000 and $53,000, respectively, compared to $-0- and $802,000 for the three and six month periods ended January 31, 2000, respectively. Cost of sales for the three and six month periods ended January 31, 2001 were $35,000 and $37,000, respectively, compared to $-0- and $502,000 for the three and six month periods ended January 31, 2000, respectively. During the three and six months ended January 31, 2001, the Company's wholly-owned subsidiary, Equidyne Systems, Inc. ("ESI"), commenced sales activities following its July 2000 market launch of the INJEX(TM)30 System. ESI's standard sales terms provide rights of returns to its customers of up to 90 days, depending on the customer type. As the Company has no significant sales history on which to base an estimated rate of returns, the Company's policy is to defer the recognition of revenue until the expiration of the stated return period. Approximately $187,000 of sales revenue was deferred at January 31, 2001. In addition, the Company has deferred recognition of approximately $76,000, representing the cost of sales related to all shipments for which revenue recognition has been deferred at January 31, 2001, based upon the relative return periods. Net sales and cost of sales for the three and six months ended January 31, 2000 consist primarily of the Company's former consolidated subsidiary, Rosch AG Medizintechnik's net sales for these periods.


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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

None.


Exhibits -

*10.1 Consulting Agreement dated December 11, 2000 by and between the registrant and Monde Consulting

------------------------
*    Previously Filed.

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