Form 10QSB
period 2001-04-30
EQUIDYNE CORP
filed 2001-06-14
CIK 352281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                          Commission File Number

     APRIL 30, 2001                                              0-9922
     --------------                                              ------

                              EQUIDYNE CORPORATION
                              --------------------

        (Exact Name of Small Business Issuer as Specified in its Charter)


          DELAWARE                                            04-2608713
          --------                                            ----------

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

As of June 12, 2001, there were outstanding 14,953,659 shares of the Issuer's Common Stock, $.10 par value.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES

                                      Index
                                      -----
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  Consolidated Balance Sheets, April 30, 2001 and July 31, 2000...............3

  Consolidated Statements of Operations for the Three and Nine
  Months Ended April 30, 2001 and April 30, 2000..............................4

  Consolidated Statements of Cash Flows for the Nine
  Months Ended April 30, 2001 and April 30, 2000..............................5

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

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       APRIL 30,   JULY 31,
                                                       --------------------
                                                         2001        2000
                                                       --------------------
                                                       (UNAUDITED)
ASSETS                                                      (THOUSANDS)
Current Assets:
Cash and cash equivalents.........................     $ 12,901    $  2,010
Restricted cash...................................            -         354
Held to maturity investments......................       15,050           -
Accounts receivable...............................           50          15
Inventories.......................................          651         998
Deferred costs....................................           37           -
Deferred income taxes.............................          318         345
Prepaid and other current assets..................          973          33
                                                       --------------------
     Total current assets.........................       29,980       3,755

Property and equipment............................        1,627       1,265
Accumulated depreciation..........................         (584)       (292)
                                                       --------------------
                                                          1,043         973

Deposits on tooling and machinery.................        3,314       2,655
Patents...........................................        1,854       1,971
Goodwill..........................................            -         687
Investment in affiliate...........................            -       8,297
Deferred income taxes.............................          172       2,190
Deposits and other assets.........................            7          71
                                                       --------------------
                                                       $ 36,370    $ 20,599
                                                       ====================
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..................................     $  1,609    $    934
Accrued liabilities...............................          478         748
Accrued income taxes..............................        5,161           -
Deferred revenue..................................           62           -
                                                       --------------------
     Total current liabilities....................        7,310       1,682

Stockholders' Equity:
Preferred stock, $.01 par value; Authorized -
  1,000,000 shares; Outstanding - none............            -           -
Common stock, $.10 par value; Authorized -
  35,000,000 shares; Issued - 16,450,759 and
  16,170,459 shares at April 30, 2001 and
  July 31, 2000, respectively.....................        1,645       1,617
Additional paid-in capital........................       25,867      28,595
Retained earnings (deficit).......................        6,997     (11,023)
                                                       --------------------
                                                         34,509      19,189
Treasury stock, at cost (1,497,100 shares)........       (5,313)          -
Deferred compensation.............................         (136)       (272)
                                                       --------------------
     Total stockholders' equity...................       29,060      18,917
                                                       --------------------
                                                       $ 36,370    $ 20,599
                                                       ====================
                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    APRIL 30             APRIL 30
                                               ----------------------------------------
                                                 2001       2000       2001       2000
                                               ----------------------------------------
                                                (Thousands, except per share amounts)
Net sales....................................  $   166    $     -    $   219    $   802
Cost of goods sold...........................      142          -        179        502
                                               ----------------------------------------
  Gross profit...............................       24          -         40        300

Selling, general and administrative..........    2,768      3,248      9,379      5,624
Research and development.....................    1,112        315      1,797        676
Inventory write-down.........................        -          -        656          -
                                               ----------------------------------------
  Total operating expenses...................    3,880      3,563     11,832      6,300
                                               ----------------------------------------
Operating loss...............................   (3,856)    (3,563)   (11,792)    (6,000)

Other income (expenses):

  Gain on sale of subsidiary capital stock...        -     10,819     40,263     12,684
  Equity in losses of affiliate..............        -       (150)         -       (409)
  Interest, net..............................      505         69      1,294        113
  Minority interest in affiliate.............        -          -          -         90
  Other......................................        -         31          -         21
                                               ----------------------------------------
                                                   505     10,769     41,557     12,499
                                               ----------------------------------------
Net income (loss) before provision for
 income taxes................................  $(3,351)   $ 7,206    $29,765    $ 6,499

Provision (benefit) for income taxes.........   (1,100)      (781)    11,745       (781)
                                               ----------------------------------------
Net income (loss)............................  $(2,251)   $ 7,987    $18,020    $ 7,280
                                               ========================================
Net income (loss) attributable
 to common stockholders*.....................  $(2,251)   $ 7,987    $18,020    $ 7,262
                                               ========================================
Net income (loss) per share, basic...........  $  (.15)   $   .51    $  1.16    $   .55
                                               ========================================
Net income (loss) per share, diluted.........  $  (.15)   $   .47    $  1.08    $   .47
                                               ========================================
                             See accompanying notes.

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

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             NINE MONTHS ENDED
                                                                 APRIL 30
                                                              2001      2000
                                                            -------------------
OPERATING ACTIVITIES:                                           (THOUSANDS)
Net income................................................  $ 18,020   $  7,280
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization.............................       409        375
Loss on disposal of fixed assets..........................         -         47
Deferred compensation amortization........................       463        517
Stock Compensation........................................         -      1,003
Deferred income taxes.....................................     2,045     (1,102)
Equity in loss of unconsolidated affiliate................                  409
Gain on sale of affiliate stock...........................   (40,263)   (12,684)
Minority interest ........................................         -       (113)
Changes in operating assets and liabilities:
  Decrease in cash restricted for purchase of inventory...       354          -
  Accounts receivable.....................................       (35)       105
  Inventories, prepaid and other current assets...........      (630)      (126)
  Accounts payable and other current liabilities..........     2,579       (601)
                                                            -------------------
Net cash used in operating activities.....................   (17,058)    (4,890)

INVESTING ACTIVITIES:
Proceeds from sale of affiliate stock.....................    49,245     14,305
Purchase of held to maturity securities...................   (15,050)         -
Purchase of treasury stock................................    (5,313)         -
Deposits on tooling and machinery.........................      (659)      (899)
Purchase of property and equipment, net...................      (362)      (962)
                                                            -------------------
Net cash provided by investing activities.................    27,861     12,444

FINANCING ACTIVITIES:
Payment on redemption of preferred stock..................         -     (2,010)
Net payments on debt and bank lines-of-credit.............         -     (1,249)
Issuance of common stock, net.............................         -      2,422
Issuance of capital stock by consolidated subsidiary......         -      1,635
Proceeds from exercise of stock options and warrants......        88        505
                                                            -------------------
Net cash provided by financing activities.................        88      1,303
                                                            -------------------
Effect of exchange rate on cash...........................         -        (12)
Decrease in cash due to change in method of accounting
  from consolidation to equity method.....................         -       (187)
                                                            -------------------
Increase in cash and cash equivalents.....................    10,891      8,658
Cash and cash equivalents, beginning of period............     2,010        210
                                                            -------------------
Cash and cash equivalents, end of period..................  $ 12,901   $  8,868
                                                            ===================

Noncash transactions:
  Common stock issued in connection with employment
    agreements............................................         -   $  1,003
  Stock options issued for services.......................  $    328          -
  Common stock issued for services........................         -   $    300
  Common stock issued upon exercise of options and
    warrants..............................................  $     20   $     74
  Short-term debt issued in connection with preferred
    stock redemptions.....................................         -   $    700
  Common Stock issued in preferred stock redemptions......         -   $    808
                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (Unaudited)


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

     Operating results for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

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

Investments in Securities

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. At April 30, 2001, all of the Company's investments are classified as held-to-maturity. See Note 2.

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

Revenue Recognition

     The Company's products are sold subject to rights of return of up to 90 days, depending on the type of customer. As the Company has no significant sales history on which to base an estimated rate of returns, revenue is not recognized until the expiration of the stated return period. As of April 30, 2001, deferred revenue was $62,000. The related cost of the inventory shipped of approximately $37,000 at April 30, 2001 has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Comprehensive Income (Loss)

     There were no items of other comprehensive income (loss) for the nine months ended April 30, 2001. For the nine months ended April 30, 2000, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its partially-owned German subsidiary, Rosch AG, through October 31, 1999. Statement of Financial Accounting Standards No. 130 requires such adjustments to be included in other comprehensive income. The foreign currency translation adjustment and comprehensive income for the three months ended April 30, 2000 was $0 and $7,987,000, respectively. The foreign currency translation adjustment and comprehensive income for the nine months ended April 30, 2000 was $(40,000) and $7,280,000, respectively.

2. INVESTMENTS
   -----------

     At April 30, 2001, all of the Company's investments are classified as held-to-maturity. The Company's investments are comprised of U.S. corporate debt securities with a total amortized cost of $15,050,000. The estimated fair market value of these securities at April 30, 2001 was $15,049,000, resulting in an unrealized loss of approximately $1,000.

3. INVESTMENT IN AFFILIATE
   -----------------------

     Through a series of transactions during the three months ended October 31, 1999, the Company's ownership percentage of Rosch AG was reduced from 75% to 50.01%. As the Company maintained a controlling interest in Rosch AG, it continued to consolidate the operations of Rosch AG through October 31, 1999. Thus, the Company recognized an increase in the minority interest in the consolidated subsidiary in the amount necessary to bring that interest up to the then current minority ownership percentage of 49.99% of Rosch AG's net assets as of October 31, 1999, or $1,067,000. This amount included the minority stockholders' share of Rosch AG's net losses for the three month period ended October 31, 1999, which was approximately $113,000. During the three months ended January 31, 2000, through additional sales of its ownership interest in Rosch AG, the Company further reduced it ownership share to 41.43%. As a result, effective November 1, 1999, the Company changed its method of accounting for its investment in Rosch AG to the equity method and accordingly, recognized its share of Rosch AG's net loss for the three and nine months ended April 30, 2000, or approximately $150,000 and $409,000, respectively. Following is summarized unaudited financial information of Rosch AG as of and for the three months ended April 30, 2000:

                             (000's)
                             -------
     Net sales               $ 1,022
     Net loss                   (567)
     Total assets             33,750
     Total liabilities         1,638

     During the nine month period ended July 31, 2000, through a series of transactions, the Company's ownership in Rosch AG was reduced to 26.43%, and in August and October 2000, the Company sold all of its remaining ownership in Rosch AG. Aggregate net proceeds received on the sales during the nine months ended April 30, 2001 was $49,245,000, and the resulting gain on the sales was $40,263,000.

4. INVENTORY WRITE-DOWN
   --------------------

     During Fiscal 2001, the Company has made certain improvements to its INJEX30(TM) injector and reset box. As a result of these improvements, management made a decision to only sell the improved versions in the future, which resulted in the Company writing-down the value of this inventory, which had originally been purchased for resale, to its net realizable value. This write-down resulted in a charge to operations of $656,000 for the nine months ended April 30, 2001.

5. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
   -----------------------------------------------

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                           Three Months Ended         Nine Months Ended
                                                                April 30                   April 30
                                                       -----------------------------------------------------
                                                           2001          2000          2001          2000
                                                       -----------------------------------------------------
                                                          (Thousands, except share and per share amounts)
Numerator:
  Net income (loss)                                    $    (2,251)  $     7,987   $    18,020   $     7,280
  Preferred stock redemption premium                            --            --            --           123
  Preferred stock dividends                                     --            --            --          (141)
                                                       -----------------------------------------------------

  Numerator for basic earnings per share-income
    available to common stockholders                        (2,251)        7,987        18,020         7,262

  Effect of dilutive securities:
  Preferred stock redemption premium                            --            --            --          (123)
  Preferred stock dividends                                     --            --            --           141
                                                       -----------------------------------------------------
                                                                --            --            --            18
                                                       -----------------------------------------------------

  Numerator for diluted earnings per share-income
    available to common shareholders after assumed
    conversions                                        $    (2,251)  $     7,987   $    18,020   $     7,280

Denominator:
  Denominator for basic earnings per share-weighted-
    average shares                                      15,024,009    15,653,170    15,571,792    13,142,154




  Effect of dilutive securities:
    Stock options                                               --       895,814       829,722       565,900
    Warrants                                                    --       499,857       258,277       178,328
    Convertible Preferred Stock                                 --            --            --     1,513,942
                                                       -----------------------------------------------------

  Dilutive potential common shares                              --     1,395,671     1,087,999     2,258,170
                                                       -----------------------------------------------------

  Denominator for diluted earnings per share-adjusted
    weighted-average shares and assumed conversions     15,024,009    17,048,841    16,659,791    15,400,324
                                                       =====================================================

Basic earnings (loss) per share                            $  (.15)      $   .51       $  1.16       $   .55
                                                       =====================================================

Diluted earnings (loss) per share                          $  (.15)      $   .47       $  1.08       $   .47
                                                       =====================================================

Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended April 30, 2001, due to their anti-dilutive effect.

For additional disclosure regarding stock options, see Note 6.

     Options to purchase 1,087,858 shares of common stock at prices ranging from $3.00 to $7.00 per share were outstanding at April 30, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

6. EQUITY
   ------

Stock Options

     During the nine month period ended April 30, 2001, the Company issued 280,300 shares of Common Stock pursuant to the exercise of outstanding stock options and warrants. Total proceeds received from these exercises aggregated $87,500.

Treasury Stock

     In August 2000, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase, over the next six months, up to 1,000,000 shares of Common Stock on the open market from time to time at management's discretion, based upon market conditions. In January 2001, the Board of Directors extended the repurchase plan authorizing the purchase through July 31, 2001 and authorized the purchase of up to 500,000 additional shares. Under the plan, the Company has repurchased 1,497,100 shares through April 30, 2001, for a total cost of approximately $5,313,000.

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

     Though initial sales of the INJEX(TM)30 have been lower than originally planned, management has identified the major contributing factors. First, it took the Company longer than expected to obtain retail pharmacy distribution for the INJEX(TM) System. This factor was significantly alleviated in October 2000, when the Company entered into an agreement with Rite Aid Corporation, providing the retail distribution necessary to allow for sales growth through one of the largest retail pharmacy chains in the United States. The second contributing factor was the lack of adequate insurance reimbursement for the INJEX(TM) System. It took approximately four months longer than anticipated to obtain a Generic Product Indicator ("GPI") code from First Data Bank, the national repository of drug and drug delivery device information, that provides GPI codes used by most insurance companies and Pharmacy Benefit Managers ("PBMs") in the United States. Without this code, the INJEX(TM) product could not receive reimbursement in the marketplace. Today, primarily as a result of obtaining the GPI code, the Company now has over 70 million lives covered for reimbursement of the INJEX(TM) System through four of the top six PBMs in the United States. Finally, based on the Company's experience in the marketplace since the July 2000 product launch and its continuing market research, management believes that the initial marketing strategy, which targeted physicians, diabetes educators and pharmacists in the U.S. diabetes market, required changes. In April 2001, the Company announced a new marketing strategy focused on the worldwide Clinical and Pharmaceutical markets and direct-to-consumer marketing in the domestic diabetes market. Implementation of the new strategy included the reduction, restructuring and refocusing of the Company's sales force, and reallocation of the Company's marketing resources and objectives towards clinical distribution, pharmaceutical partnerships and direct-to-consumer advertising and sales support. In support of the new direct-to-consumer marketing effort, the Company announced in May 2001 that it had entered into a joint marketing agreement with CVS Corporation ("CVS") to market and distribute the INJEX(TM) products through CVS's approximately 4,100 retail pharmacies and the internet site "CVS.com". CVS will sell the INJEX(TM) products and implement a consumer-oriented marketing program.

     Now that distribution and reimbursement for the INJEX(TM) System is in place, along with a new worldwide marketing strategy, the Company anticipates increased penetration into the diabetes market in the coming months. The Company also continues to target new therapies, such as the Human Growth Hormone treatment, and anticipates sales in many other therapies with the planned introduction of the INJEX(TM)50 System into the market in August 2001.

     The Company continues to develop its automated production capabilities utilizing Nypro, Inc. ("Nypro"), a leading worldwide manufacturer in precision injection molding for the healthcare industry. Nypro is in the process of building high-volume, low-cost automated production systems to supply the component parts of the INJEX(TM) System. Once completed, the Company will maintain ownership of the tooling and machinery, but Nypro will utilize it to perform the production of component parts. The system is expected to come on-line before the end of 2001. While the automated system is being built, the Company plans to continue to meet current and future demand for the product by utilizing its current production tooling and semi-automated assembly capabilities.

RESULTS OF OPERATIONS
---------------------

     Net sales for the three and nine month periods ended April 30, 2001 were $166,000 and $219,000, respectively, compared to $-0- and $802,000 for the three and nine month periods ended April 30, 2000, respectively. Cost of sales for the three and nine month periods ended April 30, 2001 were $142,000 and $179,000, respectively, compared to $-0- and $502,000 for the three and nine month periods ended April 30, 2000, respectively. During the nine months ended April 30, 2001, the Company's wholly-owned subsidiary, Equidyne Systems, Inc. ("ESI"), commenced sales activities following its July 2000 market launch of the INJEX(TM)30 System. ESI's standard sales terms provide rights of returns to its customers of up to 90 days, depending on the customer type. As the Company has no significant sales history on which to base an estimated rate of returns, the Company's policy is to defer the recognition of revenue until the expiration of the stated return period. Approximately $62,000 of sales revenue was deferred at April 30, 2001. In addition, the Company has deferred recognition of approximately $37,000, representing the cost of sales related to all shipments for which revenue recognition has been deferred at April 30, 2001, based upon the relative return periods. Net sales and cost of sales for the three and nine months ended January 31, 2000 consist primarily of the Company's former consolidated subsidiary, Rosch AG Medizintechnik's net sales for these periods.

     Selling, general and administrative expenses for the three and nine month periods ended April 30, 2001 were $2,768,000 and $9,379,000, respectively, compared to $3,248,000 and $5,624,000, respectively, for the comparable prior year periods. The decrease for the three month period is due to the recognition, during the three months ended April 30, 2000, of approximately $1 million for compensation associated with common stock issued to two executives of the Company in accordance with the terms of their respective employment agreements. This decrease is partially offset by the increased costs associated with the Company's internal sales force, most of which was hired in July 2000. The increase for the nine month period reflects the impact of the full-scale U.S. marketing activities of the INJEX(TM) System commenced in July 2000. Such costs include the July 2000 hiring of a fifty-person sales force, and the related additional training, travel and overhead costs and additions to the Company's infrastructure necessary to support the increase in headcount. The nine month period ended April 30, 2001 also includes bonus payments to two executives totaling approximately $500,000, based upon their respective employment agreements.

     Research and development expenses for the three and nine months ended April 30, 2001 were $1,112,000 and $1,797,000, respectively, compared to $315,000 and
$676,000, respectively, for the comparable prior year periods. The increase resulted directly from the availability of working capital, continuous improvements to the INJEX(TM)30 and INJEX(TM)50 system components, and additional development projects in process, such as the development of the single-use disposable INJEX(TM) System.

     During the nine month period ended April 30, 2001, the Company made certain improvements to the INJEX(TM)30 injector and reset box. As a result of these improvements, management made a decision to only sell the improved versions in the future, which resulted in the Company writing-down the value of this inventory, which had originally been purchased for resale, to its net realizable value. This write-down resulted in a charge to operations of $656,000 for the nine months ended April 30, 2001.

     Net income (loss) for the three and nine month periods ended April 30, 2001 was $(2,251,000) and $18,020,000, respectively, compared to net income of $7,987,000 and $7,280,000, respectively, for the same periods in the prior fiscal year. The net loss for the three month period ended April 30, 2001 resulted from the net operating loss, partially offset by interest income of approximately $505,000, and the recognition of income tax benefit of $1,100,000 million. The net income for the nine month period ended April 30, 2001 consists primarily of a gain on the sale of the Company's investment in Rosch AG of $40.3 million and interest income of approximately $1,294,000, offset by net operating losses of approximately $11.8 million, and a provision for income taxes of approximately $11.7 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital of the Company at April 30, 2001 was $22,670,000, compared to $2,073,000 at July 31, 2000. The increase of approximately $20.6 million resulted from the proceeds from the sales of the remaining portion of the Company's ownership in Rosch AG of approximately $49.2 million, partially offset by the net effect of the Company's operating losses and the provision of $11.7 million for income taxes.

     The Company now has sufficient working capital for the implementation of its strategic marketing initiatives, expansion of its sales force as demand for the product rises, and expansion of its marketing and research and development initiatives. The Company will also use significant working capital to fund the completion of the manufacture of the production tools and automation machinery necessary for high-volume, fully-automated production of the INJEXTM System components. As of April 30, 2001, the Company has deposits for this tooling and machinery totaling approximately $3.3 million, which represents approximately two-thirds of the total completed cost.

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


PART II. - OTHER INFORMATION
           -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.


Exhibits:

     10.1 - Amended and Restated By-Laws of Equidyne Corporation adopted on January 22, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUIDYNE CORPORATION
                              --------------------

/s/Joseph R. Nelson                     Dated:  June 14, 2001
--------------------
Joseph R. Nelson
Chairman, Chief Executive Officer
and President


/s/Michael T. Pieniazek                 Dated:  June 14, 2001
------------------------
Michael T. Pieniazek
Executive Vice President
and Chief Financial Officer