Form 10KSB
period 2001-07-31
EQUIDYNE CORP
filed 2001-11-19
CIK 352281

U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                July 31, 2001
                          -----------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to
                                 --------------         ----------------

Commission file number                       0-9922
                      -----------------------------------------------------

                              EQUIDYNE CORPORATION
                              --------------------

                 (Name of Small Business Issuer in Its Charter)

               Delaware                                  04-2608713
----------------------------------------   ------------------------------------
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)

                     238 Littleton Road, Westford, MA 01886
                    ---------------------------------------
                    (Address of principal executive offices)         (Zip Code)

                                 (978) 692-6680
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                          COMMON STOCK, $.10 PAR VALUE
                          ----------------------------
                                 Title of Class

       Securities registered under Section 12(g) of the Exchange Act: None
                                                                      ----

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES [] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended July 31, 2001 totaled $247,000.

As of October 31, 2001, there were 14,984,803 shares of Common Stock outstanding and the aggregate market value of such Common Stock (based upon the closing price on such date) of the Registrant held by non-affiliates was approximately $13,891,303.

Transitional Small Business Disclosure Format (check one): [ ] YES   [X] NO

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                         2001 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS




                                   PART I                                  Page
                                                                           ----
Item 1.   Description of Business                                             3
Item 2.   Properties                                                         11
Item 3.   Legal Proceedings                                                  11
Item 4.   Submission of Matters to a Vote of Security Holders                11

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           12
Item 6.   Management's Discussion and Analysis or Plan of Operation          12
Item 7.   Financial Statements                                               17
Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure                                               35

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act,                 35
Item 10.  Executive Compensation                                             37
Item 11.  Security Ownership of Certain Beneficial Owners and Management     41
Item 12.  Certain Relationships and Related Party Transactions               42
Item 13.  Exhibits and Reports on Form 8-K                                   43

          Signatures                                                         46

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

FORWARD LOOKING STATEMENTS
--------------------------

         This Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future sales of the Company's products in the domestic diabetes market, sales into new domestic and international markets, strategic corporate relationships, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that the Company will not have sufficient cash to sustain itself to the time, if ever, that it is profitable, the Company's possible need for additional financing and uncertainties related to the time required to gain marketplace acceptance of its products or complete research and development, the Company will not successfully attract strategic corporate partners, the Company will not obtain necessary clinical data and government clearances, the Company will not be able to complete the development of new products, changes in health care or reimbursement regulation, the risk that research and development efforts of the Company will not produce desired results at all or on a timely basis, technological innovations of competitors, and changes in foreign economic conditions or currency translation.

         Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

THE COMPANY
-----------

         Equidyne Corporation (the "Company") is engaged in developing, manufacturing and selling the INJEX(TM) System, a patented, needle-free drug delivery system. In May 1998, the Company acquired, as a wholly-owned subsidiary, Equidyne Systems, Inc. ("ESI") which has been in the business of developing the INJEX system. Since January 1999, the Company has focused on the INJEX System and disposed of or discontinued its other product lines.

         The INJEX System consists of a hand-held, spring-powered device that injects drugs from a needle-free syringe through the skin as a narrow, high-pressure stream of liquid. The INJEX System eliminates the need to pierce skin with a sharp needle, thus reducing the discomfort of needle use and eliminating the risk of accidental needle stick incidents injuries and the resulting blood-borne pathogen transmission. The INJEX System is significantly smaller, easier to use, less expensive and more comfortable than previous needle-free injection systems marketed by ESI's competitors.

         The Company's products and manufacturing operations are subject to extensive government regulation, both in the United States and abroad. In the United States, the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under section 510(k) of the Federal Food, Drug, and Cosmetic Act ("FFDCA"). The INJEX System first received FDA 510(k) clearance to market an INJEX System in the United States in 1995.

RECENT DEVELOPMENTS
-------------------

Divestiture of Rosch AG.
------------------------

         A former wholly-owned German subsidiary of the Company, Rosch AG Medizintechnik ("Rosch AG"), markets the INJEX System in Europe. In July 1999, a Germany-based investment-banking firm contributed $1.5 million into Rosch AG (formerly Rosch GmbH Medizintechnik), for an approximate 25% share. This investment was followed by the sale of all of the Company's European rights, patent applications and trademarks associated with the INJEX System to Rosch AG for $750,000. As a result, Rosch AG is currently conducting all development, manufacturing and marketing of the INJEX System in the European market. During the six months ended January 31, 2000, there were additional investments in Rosch AG as well as sales by the Company of portions of its stock interest in Rosch AG, resulting in proceeds of approximately $3.2 million. In February 2000, Rosch AG completed an initial public offering ("IPO") of 1,263,950 shares on the Neuer Market, a segment of the Frankfurt (Germany) Stock Exchange. The Company also sold certain of its Rosch AG shares in the IPO, and received proceeds of approximately $11.1 million. In August 2000, the Company sold 332,000 additional shares of Rosch AG stock for approximately $10 million. In October 2000, the Company sold its remaining 936,750 shares of Rosch AG for approximately $40 million. Aggregate net proceeds received from these transactions in fiscal 2000 and 2001 was $63,550,000, and the resulting gain on the sales was $52,947,000.

Capital Stock Transactions
--------------------------

         In August 2000, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase, through January 31, 2001, up to 1,000,000 shares of Common Stock on the open market from time to time at management's discretion, based upon market conditions. In January 2001, the Board of Directors extended the repurchase plan through July 31, 2001 and authorized the purchase of up to 500,000 additional shares. Under the plan, the Company has repurchased 1,497,100 shares through July 31, 2001, for a total cost of approximately $5,313,000.

         On December 8, 2000, the Company announced that its application for listing its shares on the American Stock Exchange ("AMEX") had been approved. Since December 15, 2000, Equidyne's shares have been traded on the AMEX under the symbol "IJX".

         On January 11, 2001, the Company held its Annual Meeting of Stockholders at which time the stockholders approved an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance pursuant to the exercise of stock options thereunder from 700,000 to 1,500,000.

         On January 22, 2001, the Board of Directors adopted a Stockholder Rights Plan, pursuant to which a dividend was declared of one preferred share purchase right ("Right") for each outstanding share of Common Stock to holders of its Common Stock on February 14, 2001 or issued thereafter. Each Right entitles the registered holder to purchase one one-hundredth of a share of the Company's Series C Preferred Stock, $.01 par value, at a purchase price of $40.00. The Rights will be exercisable only if a person or group (1) acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (2) commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. Until that time, the Rights will be evidenced by and will trade with the shares of Common Stock. The Rights will expire on January 21, 2011 unless the Company first redeems or exchanges them.

Marketing
---------

         In April 2001, the Company announced a new marketing strategy focused on direct-to-consumer marketing in the domestic diabetes market, as well as the worldwide clinical and pharmaceutical markets. Implementation of the new strategy included the reduction, restructuring and refocusing of the Company's sales force, and reallocation of the Company's marketing resources and objectives towards direct-to-consumer advertising and sales support, increased clinical distribution and pharmaceutical partnerships.

         During fiscal 2001, the Company commenced retail distribution through CVS Corporation ("CVS"), and in May 2001, the Company entered into an $820,000 joint marketing agreement with CVS for a comprehensive marketing program designed to take advantage of CVS' diabetes customer base. The program includes featuring INJEX in CVS customer publications and CVS' website, "CVS.com", as well as various customer and pharmacist mailings and local pharmacy events. The Company has also continued its retail distribution through Rite-Aid Pharmacies on a non-exclusive basis.

         In August 2001, the Company entered into a distribution agreement with Henry Schein, Inc., the largest provider of healthcare products and services to office-based practitioners in the North American and European markets, to facilitate distribution and marketing to the clinical sector.

         In April and October 2001, the Company reduced its sales force by 25 and 18 employees, respectively. The Company believes that consumer education for its needle-free products can be effectively accomplished with direct-to-consumer advertising, an informative web site and sales support for its retail distribution partners including sales training and point-of sale materials. A field sales organization for detailing doctors and hosting consumer seminars has not proven cost-effective.

         In November 2001, the Company commenced a voluntary exchange program with certain of its earlier existing customers, offering to provide free of charge a new INJEX 30 injector and an updated instruction manual, training video and carrying case. This upgrade will increase the durability and life of the product as well as assist in its proper use and storage.

Executive Management
--------------------

         In August 2000, the Company appointed J. Randall Nelson as its Chairman, President and Chief Executive Officer. In January 2001, the Company appointed Coburn Pharr as Vice President of Operations, and in February 2001, Mr. Pharr was appointed Chief Operating Officer. In April 2001, Mr. Nelson announced his intention to retire from the Company; his employment ended on July 31, 2001, as did his service as Chairman of the Company's Board of Directors. In August 2001, Dr. James Gavin III became non-executive Chairman of the Board of Directors. Also in August 2001, the Company appointed Jeffery Weinress as its Chief Financial Officer and Treasurer, succeeding Michael Pieniazek in that capacity, though Mr. Pieniazek continued to serve as a Director of the Company until his resignation in November 2001. Thomas A. Slamecka also resigned as a Director in November 2001.

NEEDLE FREE INJECTION SYSTEMS
-----------------------------

         Medications are currently delivered using various methods, each of which has both advantages and limitations. The most commonly used drug delivery techniques include oral ingestion, intravenous infusion, subcutaneous, intradermal and intramuscular injection, inhalation and transdermal "patch" diffusion. Many drugs are effective only when injected. Published data indicates that more than 1.7 billion needle-syringes are sold annually in the United States. The Company estimates that approximately 80% of these syringes are used for subcutaneous or intramuscular injections up to 1 milliliter ("ml").

         Injections using traditional needle-syringes suffer from various shortcomings, including: (i) the risk of needlestick injuries; (ii) the patients' aversion to needles and discomfort; and, (iii) the costs of disposing of used syringes as "medical waste." The most dangerous of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient's blood accidentally penetrates a healthcare worker's skin. Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and hepatitis B. Published data estimate that approximately 600,000 needlestick injuries occur in the United States each year.

         Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries has increased. For example, the United States Occupational Safety and Health Administration ("OSHA") issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations require implementing "engineering and work practice controls" to "isolate or remove blood-borne pathogen hazards from the workplace." Among the required controls are special handling and disposal of contaminated "sharps" (such as needles, syringes, scalpels and lancets, razor blades, contaminated glass and plastic ware, and other contaminated items that could potentially puncture a disposal bag) in biohazardous "sharps" containers and follow-up testing for victims of needlestick injuries. To date, approximately 18 states, with additional states pending, and OSHA have adopted legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needlestick injuries.

         The costs resulting from needlestick injuries vary widely. Accidental needlesticks involving sterile needles involve relatively little cost. Needlesticks with contaminated needles require investigation and follow-up, thus resulting in significant expense. Investigation typically includes identifying the source of contamination, testing the source for blood-borne pathogens and repeatedly testing the needlestick victim for infection over an extended period.

If a needlestick injury results in the healthcare worker actually becoming infected with life-threatening pathogens, such as HIV or hepatitis B, the cost of that injury is dramatically higher.

         In an effort to protect healthcare workers from needlestick injuries, many healthcare facilities have adopted more expensive, alternative technologies. One such technology is an intravenous ("IV") port that permits medication to be injected directly into an IV line without requiring the use of a sharp needle for each administration. Another is use of one of a variety of "safety syringes." These are generally disposable needle-syringes with a plastic sheath mechanism intended to cover the needle after use or with a needle that retracts after use. While these technologies can help to reduce accidental needlesticks, they do not eliminate the risk. Because INJEX ampules are needle-free, they eliminate the risk of accidental needlesticks.

         Finally, disposing of "sharps" requires special handling by healthcare workers and is very expensive (requiring special equipment to ensure complete destruction of the waste and preventing any emission of contaminated liquid or gaseous wastes). Because INJEX ampules are needle-free, they can be disposed of as ordinary waste without the attendant costs and special handling required for "sharps."

DESCRIPTION OF THE COMPANY'S PRODUCTS
-------------------------------------

         The INJEX 30 system is a patented, FDA-approved, needle-free injection system that consists of four components: The INJEX 30 stainless steel injector is approximately the size of a felt-tipped pen, is spring-loaded, reusable and features a dual safety to prevent accidental release; a reset-box to reset the spring in the injector; a transparent, sterile .3 ml ampule (a syringe-like plastic tube without a needle) which has a measurement scale on the outside to reflect the volume of the medication drawn, is filled prior to injection, and discarded in normal waste containers after use; and a sterile vial adapter used to transfer medication from multi-dose vials into the ampule. An INJEX Starter Kit includes injector, reset box, 8 disposable ampules and 2 disposable vial adapters. Additional disposable ampules and vial adapters can be purchased as needed.

         To use the INJEX 30 system, a patient or medical professional draws the prescribed amount of medication into the ampule from a vial of medicine via the vial adapter and then screws the ampule into the injector. After the manual safety has been moved to the "safe off" position, a simple pressing of the trigger releases a spring that generates high pressure inside the unit. This pressure forces the medication out of the ampule through a hole the diameter of a human hair, at a speed of approximately 350 mph. This "jet stream" of medication is designed to travel just to the subcutaneous level of the skin with very little or none of the pain and discomfort associated with traditional needle injections.

         The INJEX 50 system was cleared for use by the FDA in March 2001. It is similar to the INJEX 30 system, but has a capacity to deliver .5 ml of medication. The INJEX 50 system is expected to be in production and on the market by early 2002. The INJEX 50 System will allow Equidyne to better compete in clinical markets and to market INJEX systems for usage where dosages are often .4 ml or greater, such as local anesthesia, vaccinations, human growth hormone, and other subcutaneous therapies.

         A disposable INJEX system was cleared for use by the FDA in June 2001. Unlike other INJEX systems, which include a multiple-use injector/reset box and single-use, disposable medication ampules, the new, fully disposable INJEX device does not require a reset box or disposable ampule, thereby offering added convenience and ease of use. Proprietary design features in this system prevent re-use of the device. It is anticipated that the disposable INJEX system will find potential applications in short-term injectable drug therapies administered by patients at home as well as certain subcutaneous vaccines. A date has not yet been established for the commencement of marketing and large-scale production.

MATERIALS AND MANUFACTURING
---------------------------

         The INJEX System's reusable injector and reset box are made of a combination of medical-grade stainless steel and molded plastic components. The disposable ampules and accessories used with medication containers are made from molded plastic components. The raw materials used in the manufacturing process are readily available.

         The Company does not possess the internal manufacturing capacity for production of the INJEX System. Instead, the Company subcontracts the production to specialized contract manufacturers. Manufacturing of the injector and reset box was originally contracted to Olpe Jena GmbH, a German manufacturer of medical devices. That contract was terminated by the Company in January 2001 (see Item 3, Legal Proceedings). In February 2001, the Company entered into an agreement with North Star International Enterprises, Inc., a California-based subsidiary of North Star International, a Korean manufacturer of medical devices, to manufacture injectors and reset boxes.

         The Company entered into a memorandum of understanding in June 2000 with Nypro Inc., a leading worldwide manufacturer in precision injection molding for the healthcare industry, to build and operate automated, high-volume, low-cost production systems to supply the component parts of INJEX ampules and vial adapters necessary to meet market demand. The Company has invested approximately $3.9 million in the purchase of tooling and automation machinery that is expected to be placed in Nypro production facilities during fiscal 2002, with remaining commitments as of July 31, 2001 totaling approximately $1.7 million.

PRODUCT WARRANTY
----------------

         The Company currently offers a one-year warranty on the injector and reset box components of the INJEX System.

MARKETING
---------

         The Company launched its INJEX 30 product line with a .3 ml capacity to the United States diabetes market in July 2000 utilizing a 50-person direct sales force. This sales team concentrated its efforts in the large diabetes market where there are over eight million injections every day in the United States. Representatives called on key doctors in the field of diabetes, primary care physicians, diabetes educators, and pharmacists.

         When initial sales of the INJEX 30 were lower than originally anticipated, management identified several contributing factors. First, it took the Company longer than expected to obtain retail pharmacy distribution for the INJEX System. This factor was significantly alleviated when the Company entered into distribution agreements with Rite Aid Corporation ("Rite Aid") in October 2000 and CVS Corporation ("CVS") in May 2001. These companies provide the retail distribution necessary to facilitate sales growth through large retail pharmacy chains across the United States.

         The second contributing factor was the lack of adequate insurance reimbursement for the INJEX System. It took longer than anticipated to obtain a Generic Product Indicator ("GPI") code from First Data Bank, the national repository of drug and drug delivery device information, that provides GPI codes used by most insurance companies and Pharmacy Benefit Managers ("PBMs") in the United States. Today, primarily as a result of obtaining the GPI code, the Company now has over 100 million lives covered for reimbursement of the INJEX System through four of the top six PBMs in the United States.

         Finally, the Company's initial marketing strategy, which targeted physicians, diabetes educators and pharmacists in the United States diabetes market, did not include a direct-to-consumer marketing campaign and did not adequately address other markets outside of diabetes. In April 2001, the Company announced a new marketing strategy focused on the worldwide clinical and pharmaceutical markets and direct-to-consumer marketing in the domestic diabetes market. Implementation of the new strategy included the reduction, restructuring and refocusing of the Company's sales force, and reallocation of the Company's marketing resources and objectives towards increased clinical distribution, pharmaceutical partnerships and direct-to-consumer advertising and sales support.

         In May 2001, the Company entered into an $820,000 joint marketing agreement with CVS for a comprehensive marketing program running through December 2001, designed to take advantage of CVS' diabetes customer base. The program includes featuring INJEX in CVS customer publications and CVS' website, "CVS.com", as well as various customer and pharmacist mailings and local pharmacy events. The Company has also continued its retail distribution through Rite-Aid Pharmacies on a non-exclusive basis.

         In August 2001, the Company entered into a distribution agreement with Henry Schein, Inc., the largest provider of healthcare products and services to office-based practitioners in the North American and European markets, to facilitate distribution and marketing to the clinical sector.

         In April and October 2001, the Company reduced its sales force by 25 and 18 employees, respectively. The Company believes that consumer education for its needle-free products can be effectively accomplished with direct-to-consumer advertising, an informative web site and sales support for its retail distribution partners including sales training and point-of sale materials. A field sales organization for detailing doctors and hosting consumer seminars has not proven cost-effective.

         In November 2001, the Company commenced a voluntary exchange program with certain of its earlier existing customers, offering to provide free of charge a new INJEX 30 injector and an updated instruction manual, training video and carrying case. This upgrade will increase the durability and life of the product as well as assist in its proper use and storage.

         The Company intends to broaden its marketing efforts in the future to address other home care applications, including medications for allergies, human growth disorders, arthritis, osteoporosis and other diseases involving in-home self injections. To accomplish this, Equidyne is now attempting to develop partnerships with pharmaceutical and biotechnology companies to enhance the delivery of their injected medications and vaccines. Because of needle-phobia, many injected products are under-utilized by patients. By licensing its needle-free injection technology, Equidyne can provide a more appealing format for the pharmaceutical and biotechnology company's injected products. In return, the drug manufacturer can create substantial demand for Equidyne's injection systems. By enhancing injected products with needle-free injection systems, Equidyne expects to help its partners expand the market for their injected products. The Company is actively pursuing strategic partnering relationships with a number of pharmaceutical and biotechnology companies under which the Company plans to sell its products or grant specified rights or licenses to use some of its products or technology. The Company's marketing plans in this sector may change significantly depending on the Company's discussions with drug companies and manufacturers, and the Company's success in securing licensing and/or joint development agreements with such entities.

         The Company participates in exhibitions at major medical, educational and public health conventions to increase market awareness of its products.

         The Company is also seeking licensing and joint development agreements with drug companies and manufacturers of injectable pharmaceuticals outside the United States (other than Europe where such activities are carried out by Rosch
AG). In September 1998 and February 1999, the Company entered into two separate agreements to supply HNS International, Inc., a California corporation, with the INJEX System for exclusive distribution within Japan, Australia, and substantially all of Asia, subject to regulatory approvals that have not yet been obtained, and the distributor selling specified quantities within the territory. HNS International, Inc. is wholly-owned by Mr. Fukushima, a Director of the Company.

COMPETITION
-----------

         The INJEX needle-free injection system competes with standard needle-syringes, needle-free injection systems of other manufacturers and safety syringes. Many of these competitors have been in business longer than the Company, and have substantially greater technical, marketing, financial, sales, and customer service resources. Leading suppliers of needle-syringes include:
Becton-Dickinson & Co. (BDC) which has as much as 85% of the domestic needle syringe market and Sherwood Medical Co., a subsidiary of American Home Products Corp.

         Manufacturers of traditional needle-syringes compete primarily on price. Manufacturers of safety syringes compete on features, quality and price.

         The traditional needle-syringe is currently the primary method for administering intramuscular and subcutaneous injections. During the last 20 years, there have been many attempts to develop needle-free injection devices. Problems have arisen in the attempts to develop such devices including: (a) inadequate injection power, (b) inadequate control of pressure and depth of penetration, (c) complexity of design, with related difficulties in cost and performance, (d) difficulties in use, including filling and cleaning, and (e) the necessity for sterilization between uses.

         In recent years, several spring-driven, needle-free injectors have been developed and marketed, primarily for injecting insulin. The Company is aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 ml. or less.

         Medi-Ject Corporation, founded in 1979, currently markets a needle-free injector system known as the "Medi-Jector Vision(TM)," which consists of an injector with a multi-use disposable needle-free syringe. Medi-Ject Corporation has entered into various licensing and development agreements with multi-national pharmaceutical and medical device companies covering the design and manufacture of customized injection systems for specific drug therapies.

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

         Also in recent years, various versions of a "safety syringe" have been designed and marketed. Most versions of the safety syringe generally involve a standard or modified needle-syringe with a plastic guard or sheath surrounding the needle. Such covering is usually retracted or removed in order to give an injection. The intent of the safety syringe is to reduce or eliminate needlestick injuries. However, the needle is uncovered before and after the injection is administered, thus still posing a risk of needlestick injury. Additionally, some safety syringes require manipulation after injection and pose the risk of needlestick injury during that manipulation. Safety syringes are also often bulky and add to contaminated waste disposal costs.

         Safety syringes are presently made by a small number of new firms, none of which has a significant share of the total syringe market. BDC also manufactures these devices, but the high cost of safety syringes and the continued problem of controlled disposal has weakened the demand for them.

         The Company expects to compete with the smaller safety syringe manufacturers and needle-free injector firms, based on factors such as health care worker safety, ease of use, costs of controlled disposal and patient comfort. The Company expects that when these factors are considered, the INJEX System will compete successfully in the needle-free market for several reasons. First, the INJEX product is small, simple to operate, and gentle in delivering medication as compared to our competitors. Secondly, the Company's needle-free competitors have actively marketed their products directly to the healthcare professionals and retail pharmacies with a sales force as has Equidyne. This is an important factor for success in the needle-free market, as doctors and other healthcare professionals are often unaware of such products, and must be educated about the benefits of needle-free injection products. Diabetes educators also need a focused effort so they can offer patients the option of needle-free any time they start a patient on insulin.

         Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company's products. There can be no assurance that the Company will be able to compete successfully in this market. A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.

PRODUCT DEVELOPMENT
-------------------

         The Company is committed to funding the continued development, manufacturing capabilities and marketing necessary to improve and produce additional variations of the INJEX System. Currently, the Company is investigating the possible introduction of a 0.5 ml single-use disposable INJEX System and a pre-filled glass ampule for use with the INJEX System for short-term injection therapies and vaccines in clinical and pharmaceutical markets. The Company is also investigating a system with a cushion-tipped ampule for use in dental markets.

GOVERNMENT REGULATION
---------------------

         Government regulation in the United States and certain foreign countries is a significant factor in the Company's business. In the United States, the Company's products and its manufacturing practices are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act and by other state regulatory agencies. Under the FFDCA, medical devices, including the Company's needle-free injection systems, must receive FDA clearance before they may be sold, or be exempted from the need to obtain such clearance. The Company has already received 510(k) clearance for the INJEX 30, INJEX 50 and disposable INJEX systems for sale upon a doctor's prescription. The Company expects to file an application in November 2001 to the FDA for clearance to market the INJEX System for "over-the-counter" use or direct purchase by a consumer without a doctor's prescription. This clearance would augment the current FDA 510(k) clearance.

         The FDA regulatory process may delay the marketing of new systems or devices or substantial changes to the INJEX System for lengthy periods and impose substantial additional costs. Moreover, FDA marketing clearance regulations depend heavily on administrative interpretation, and there can be no assurance that interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. There can be no assurance that the Company will be able to obtain clearance for over-the-counter sale of any of the Company's future products or for any expanded uses of current or future products in a timely manner or at all. Once obtained, FDA clearances are subject to continual review. If the FDA believes that the Company is not in compliance with applicable requirements, it can institute proceedings to detain or seize its products, require a recall, suspend production, distribution, marketing and sales, enjoin future violations and assess civil and criminal penalties against the Company and its directors, officers or employees. The FDA may also suspend or withdraw market approval for the Company's products or require the Company to repair, replace or refund the cost of any product that it manufactures or distributes.

         FDA regulations also require the Company to adhere to certain "Quality System Regulations", which include validation testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is subject to periodic inspections by the FDA. In addition, changes in existing regulations or the adoption of new regulations could make the Company's ability to be in regulatory compliance more difficult in the future.

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

PATENTS AND TRADEMARKS
----------------------

         The Company holds three United States patents and has applied for nine foreign patents for its INJEX System. The Company also possesses certain registered trademarks and copyrights for names it believes are important to its business.

EMPLOYEES
---------

         At October 31, 2001, the Company had 22 employees, 7 of whom were management or administrative personnel, 7 were engaged in sales activities, and 8 were engaged in manufacturing and service related activities. In addition, when necessary, the Company retains independent consultants for design support, new product development and regulatory assistance.

         None of the Company's employees are covered by any collective bargaining agreements. Management considers its employee relations to be satisfactory.


ITEM 2. PROPERTIES
        ----------

         At July 31, 2001, the Company's principal corporate offices were located in Westford, Massachusetts, in approximately 2,000 square feet of leased office space, under a lease providing for monthly rent of approximately $2,600 and expiring in January 2002. The Company anticipates moving its corporate headquarters to its San Diego, California offices and thereafter closing its Westford, Massachusetts office.

         ESI's principal operating offices are located in San Diego, California, in approximately 7,000 square feet of leased office space, under a lease providing for monthly rent of $13,100, expiring in February 2003.

         ESI's research and development facility is located in Aliso Viejo, California, under a lease for approximately 1,700 square feet, providing for monthly rent of approximately $2,200, and expiring in February 2003.

         The Company believes that its facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         In September 2001, Olpe Jena filed a Complaint in United States District Court, Southern District of California, against Equidyne Systems, Inc., a wholly-owned subsidiary ("ESI"), seeking damages in excess of $1,880,000 for termination of its contract to manufacture injectors and reset boxes. On October 18, 2001, ESI filed an Answer denying the material allegations of the Complaint and asserting various counter-claims against Olpe Jena. No discovery has been conducted in the lawsuit, no pre-trial motions have been filed and no trial date has been established by the Court. The Company believes the claims of Olpe Jena are without merit and plans to vigorously defend itself against such claims.

         In the ordinary course of conducting its business, the Company has become subject to litigation and claims on various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to substantially affect the Company's Statement of Operations or its Balance Sheet as of July 31, 2001. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITYAND RELATED STOCKHOLDER MATTERS
        -------------------------------------------------------

PRINCIPAL MARKET AND SALES PRICES FOR COMPANY'S COMMON STOCK
------------------------------------------------------------

         The Company's Common Stock has been listed on the American Stock Exchange since December 15, 2000, under the symbol IJX, and was previously traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol INJX. The following table sets forth for the indicated periods the closing prices on the AMEX from December 15, 2000 through July 31, 2001, and the high and low bid prices of the Common Stock for the period from August 1, 1999 through December 14, 2000 on the OTC Bulletin Board. These prices are based on quotations of market-makers or between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

 ------------------------------------------------------------------------
                       FISCAL YEAR ENDED         FISCAL YEAR ENDED
                       -----------------         ----------------
   FISCAL PERIOD            7/31/01                   7/31/00
   -------------            -------                   -------
                        High          Low        High          Low
 ------------------------------------------------------------------------
 First Quarter          $4.97        $3.06       $1.34        $0.72
 ------------------------------------------------------------------------
 Second Quarter         4.44         2.94        3.94         0.75
 ------------------------------------------------------------------------
 Third Quarter          4.19         1.37        9.00         3.25
 ------------------------------------------------------------------------
 Fourth Quarter         2.75         1.68        6.44         2.88
 ------------------------------------------------------------------------

APPROXIMATE NUMBER OF HOLDERS OF COMPANY'S COMMON STOCK
-------------------------------------------------------

         As of July 31, 2001, there were approximately 162 stockholders of record of its Common Stock. The Company believes that a substantial amount of the shares are held in nominee name for beneficial owners.

DIVIDENDS
---------

         The Company has never paid any cash dividends on its Common Stock. The Company intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future sales of the Company's products in the domestic diabetes market, sales into new domestic and international markets, strategic corporate relationships, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that the Company will not have sufficient cash to sustain itself to the time, if ever, that it is profitable, the Company's possible need for additional financing and uncertainties related to the time required to gain marketplace acceptance of its products or complete research and development, the Company meeting the current and future regulatory compliance rules of the FDA and other agencies overseeing the Company's operations and products, the Company will not successfully attract strategic corporate partners, the Company will not obtain necessary clinical data and government clearances, the Company will not be able to complete the development of new products, changes in health care or reimbursement regulation, the risk that research and development efforts of the Company will not produce desired results at all or on a timely basis, technological innovations of competitors, and changes in foreign economic conditions or currency translation.

         Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

OVERVIEW
--------

         The Company's focus for its fiscal year ended July 31, 2001 ("fiscal 2001") has been centered on the sales, marketing and production of its current INJEX 30 product line and planning the introduction of the INJEX 50 product line, which received marketing clearance from the U.S. Food and Drug Administration in March 2001. The Company launched its INJEX 30 product line to the U.S. diabetes market in July 2000, utilizing a 50-person direct sales force.

         When initial sales of the INJEX 30 were lower than originally anticipated, management identified several contributing factors. First, it took the Company longer than expected to obtain retail pharmacy distribution for the INJEX System. This factor was significantly alleviated when the Company entered into distribution agreements with Rite Aid Corporation ("Rite Aid") in October 2000 and CVS Corporation ("CVS") in May 2001. These companies provide the retail distribution necessary to facilitate sales growth through large retail pharmacy chains across the United States.

         The second contributing factor was the lack of adequate insurance reimbursement for the INJEX System. It took longer than anticipated to obtain a Generic Product Indicator ("GPI") code from First Data Bank, the national repository of drug and drug delivery device information, that provides GPI codes used by most insurance companies and Pharmacy Benefit Managers ("PBMs") in the United States. Today, primarily as a result of obtaining the GPI code, the Company now has over 100 million lives covered for reimbursement of the INJEX System through four of the top six PBMs in the United States.

         Third, the Company's initial marketing strategy, which targeted physicians, diabetes educators and pharmacists in the United States diabetes market, did not include a direct-to-consumer marketing campaign and did not adequately address other markets outside of diabetes. In April 2001, the Company announced a new marketing strategy focused on the worldwide clinical and pharmaceutical markets and direct-to-consumer marketing in the domestic diabetes market. Implementation of the new strategy included the reduction, restructuring and refocusing of the Company's sales force, and reallocation of the Company's marketing resources and objectives towards increased clinical distribution, pharmaceutical partnerships and direct-to-consumer advertising and sales support. In addition, in May 2001, the Company entered into an $820,000 joint marketing agreement with CVS for a comprehensive marketing program running through December 2001, designed to take advantage of CVS' diabetes customer base. The program includes featuring INJEX in CVS customer publications and CVS' website, "CVS.com", as well as various customer and pharmacist mailings and local pharmacy events. The Company has also continued its retail distribution through Rite-Aid Pharmacies on a non-exclusive basis, and in August 2001, the Company entered into a distribution agreement with Henry Schein, Inc., the largest provider of healthcare products and services to office-based practitioners in the North American and European markets, to facilitate distribution and marketing to the clinical sector.

         Finally, the Company reduced its sales force by 25 and 18 employees in April and October 2001, respectively. The Company believes that consumer education for its needle-free products can be effectively accomplished with direct-to-consumer advertising, an informative web site and sales support for its retail distribution partners including sales training and point-of sale materials. A field sales organization for detailing doctors and hosting consumer seminars has not proven cost-effective.

         Now that distribution and reimbursement for the INJEX System is in place, along with a new marketing strategy, the Company anticipates increased penetration into the diabetes market in the coming months. The Company also continues to target new therapies, such as Human Growth Hormone treatment, and anticipates sales in many other therapies with the planned introduction of the INJEX 50 System into the market during fiscal 2002.

         During fiscal 2001, the Company has also concentrated its efforts on improving its manufacturing capabilities of the component parts of its INJEX ampules and vial adapters. The Company has continued its work with Nypro Inc., a leading worldwide manufacturer in precision injection molding for the healthcare industry, on building the automated, high-volume, low-cost production systems to supply these components. The Company has invested approximately $3.9 million into such tooling and automation machinery, with remaining commitments as of July 31, 2001 totaling approximately $1.7 million. The Company expects completion of the tooling during the first half of fiscal 2002, to be followed by the completion of the automation machinery. The new tooling and machinery is expected to reduce the Company's production costs, and generate a corresponding improvement to its gross margins.

RESULTS OF OPERATIONS
---------------------

         Consolidated net sales ("sales") were $247,000 for the fiscal 2001 compared to $802,000 for the fiscal year ended July 31, 2000 ("fiscal 2000"). Sales in fiscal 2001 consisted solely of U.S. sales of INJEX 30 System products, while sales in fiscal 2000 consisted primarily of the sales achieved by the Company's then German subsidiary, Rosch AG, during the three months ended October 31, 1999, while Rosch AG was still a consolidated subsidiary. Although full-scale market introduction of the INJEX System occurred in July 2000, the majority of the sales occurred in the second half of fiscal 2001, as the Company increased its retail distribution channel network.

         Cost of sales for fiscal 2001 and 2000 were $294,000 and $502,000, respectively. Cost of sales, as a percentage of net sales, for fiscal 2001 were 119.0% versus 62.6% for fiscal 2000. Cost of sales in fiscal 2001 was impacted by the manufacturing inefficiencies resulting primarily from start-up costs and low production volumes. The Company continues to make investments in its production infrastructure which negatively impact cost of sales and related gross margins at the current sales volumes. The Company also expects the introduction of improved production equipment and tooling will improve the certain manufacturing inefficiencies and better enable it to satisfy larger production volumes. Cost of sales in fiscal 2000 consists primarily of Rosch AG activity, and while Rosch AG does sell INJEX Systems in Europe, it has other, more mature, product lines in its sales mix as well. The Company is currently working with its manufacturing partners to improve the cost structure of its products. However, its high cost structure will continue until demand for the Company's products enables it to achieve greater production volumes.

         Selling, general and administrative ("SG&A") expenses increased significantly in all areas during fiscal 2001. As a result of the full-scale market introduction in July 2000, headcount at the Company's ESI operation was increased substantially. The Company added a 50-person direct sales force and as a result, incurred additional recruiting, training, travel and other overhead costs necessary to support such an increase in headcount. In addition, the Company expanded its San Diego operating facilities. Furthermore, the Company engaged numerous consultants to develop the infrastructure necessary to bring the INJEX System to market. The Company's expenditures for legal and accounting services were approximately $825,000, an increase of approximately $400,000 from the prior fiscal year. This increase was attributable, in part, to additional contract review services, patent-related legal costs, employment-related issues and assistance in listing on the American Stock Exchange. Additional accounting services relate primarily to tax consultation in the areas of research tax credits and certain corporate tax planning strategies. During fiscal 2001, the Company incurred approximately $1.6 million in compensation expense with two directors and former executive officers of the Company, in accordance with their respective employment agreements, as compared to fiscal 2000 compensation expenses of approximately $900,000. The increase is primarily attributable to severance benefits and bonus compensation of $475,000 and $1.0 million, respectively, for fiscal 2001, as compared to $225,000 and $470,000, respectively, for fiscal 2000. The Company also paid bonuses and severance payments to other executives totaling approximately $300,000 in fiscal 2001. In addition, the Company incurred approximately $160,000 in severance costs as a result of a reduction in the direct sales force and certain other employees during the third quarter of fiscal 2001. Advertising and related marketing expenses increased from $438,000 in fiscal 2000 to approximately $1.1 million in fiscal 2001. During fiscal 2000, the Company recognized a non-cash charge of approximately $1.0 million for stock compensation to the aforementioned executives in accordance with the terms of their respective employment agreements.

         Research and development expenses increased to $2.1 million in fiscal 2001 as compared to $1.3 million in fiscal 2000. The additional working capital provided by the sale of the Company's investment in Rosch AG, provided the Company the funding necessary to increase its research and development activities in order to pursue improvements to the production process, product enhancements and the development of new product lines. During fiscal 2001, the Company's research and development activities included improvements to the INJEX 30 and INJEX 50 System components, completion of the single-use disposable INJEX System design, which resulted in obtaining a new patent during fiscal 2001, and continued work on variations to the INJEX System that would allow the Company to have product offerings in additional markets, such as vaccinations, short-term injection therapies, dental and other clinical applications.

         During fiscal 2001, the Company made certain improvements to the INJEX 30 injector and reset box. As a result of these improvements, management made a decision to sell only the improved versions of the products, thus rendering any previous versions obsolete. As a result, the Company recognized a charge to operations of $1,113,000 for the year ended July 31, 2001, $457,000 of which was recorded in the fourth quarter. In fiscal 2002, the Company commenced a voluntary exchange program with certain of its earlier existing customers, offering to provide free of charge a new INJEX 30 injector and an updated instruction manual, training video and carrying case. This upgrade will increase the durability and life of the product as well as assist in its proper use and storage. In addition, the Company evaluated its tooling and manufacturing equipment at the end of fiscal 2001, and in light of the expected replacement of certain such items during fiscal 2002, recognized an equipment impairment loss of $248,000, also charged to operations for fiscal 2001, which reflects the reduced expected useful life of the assets to be replaced.

         Net income for fiscal 2001 was $13,839,000, or $0.90 per share, compared to net income of $4,518,000, or $0.32 per share, for fiscal 2000. Net income per share is based on the weighted average number of common shares outstanding during the respective periods. The increase is primarily attributable to net gains on the sales of Rosch AG capital stock of approximately $40.3 million and $12.7 million for fiscal 2001 and 2000, respectively. The investment income on the proceeds from these sales provided an additional increase to net income of approximately $1.4 million in fiscal 2001. The increases were partially offset by an increase in the provision for income taxes of $13.5 million, the above-noted inventory and manufacturing equipment write-downs, and the increases in SG&A and research and development expenses.

         The Company's provision (benefit) for income taxes for fiscal 2001 and 2000 is $10.9 million and $(2.6) million, respectively. The fiscal 2000 benefit is the result of the recognition of deferred tax assets of $2.5 million. The deferred tax assets recognized resulted primarily from net operating loss carryforwards of approximately $5.7 million to be utilized in fiscal 2001 as a result of the gains on sales of Rosch AG stock in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At July 31, 2001, the Company's working capital was $19.6 million, compared to working capital of $2.1 million at July 31, 2000. The increase of approximately $17.5 million resulted primarily from the proceeds from sales of the Company's ownership in Rosch AG of approximately $49.2 million. The increase was partially offset by the use of working capital for repurchases of the Company's common stock, and investments in new tooling, machinery and other property and equipment of approximately $5.3 million and $1.3 million, respectively, as well as the net effect of operating losses. Working capital was used in operations in order to complete the market launch of the INJEX 30 System, including maintenance of its direct sales force and customer support team, implementation of strategic marketing initiatives, continued research and development initiatives, and general corporate purposes. The Company continues to fund the manufacture of the production tools and automation machinery necessary for high-volume, fully-automated production of the INJEX 30 and 50 Systems components. As of July 31, 2001, the Company has paid deposits for this tooling and machinery totaling approximately $3.9 million, which represents approximately 70% of the total completed cost.

         The Company believes that funds on hand, combined with cash generated from investment income, will be sufficient to finance operations and capital expenditures for fiscal 2002. In addition, the Company may consider enhancing future growth through acquisitions of companies or business segments in related lines of business, as well as through expansion of the existing line of business. There is no assurance that management will find suitable candidates or effect the necessary financial arrangements for such acquisitions and obtain necessary working capital for the acquired entities.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in the current fiscal year did not have a material effect on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The Company's intangible assets at July 31, 2001 consist of patents on its INJEX technology, for which the accounting changes required by FAS 142 do not apply. As a result, FAS 142 is not expected to have any effect on the Company's financial statements.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44").. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS
        --------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                                                       Page
                                                                       ----

Report of Ernst & Young LLP, Independent Auditors                        18


Consolidated Balance Sheets, July 31, 2001 and 2000                      19


Consolidated Statements of Operations for the Years Ended
   July 31, 2001 and 2000                                                20


Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended July 31, 2001 and 2000                            21


Consolidated Statements of Cash Flows for the Years Ended
   July 31, 2001 and 2000                                                22


Notes to Consolidated Financial Statements                               23

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Board of Directors and Stockholders
Equidyne Corporation

We have audited the accompanying consolidated balance sheets of Equidyne Corporation and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equidyne Corporation and subsidiaries at July 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                            /s/      Ernst & Young LLP


Manchester, New Hampshire
November 16, 2001

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                       JULY 31
                                              -------------------------

                                                 2001          2000
                                              -------------------------
ASSETS                                               (Thousands)
Current Assets:
Cash and cash equivalents                        $15,405        $ 2,010
Held-to-maturity investments                       7,207             --
Restricted cash                                       --            354
Accounts receivable, net of allowance
 of $ 0 and $44,000 in 2001 and 2000,
 respectively                                         96             15
Inventories                                          349            998
Deferred costs                                       232             --
Deferred income taxes                                936            345
Prepaid and other current assets                     272             33
                                              ----------- -------------
   Total current assets                           24,497          3,755

Property and equipment, net                          428            973
Deposits on tooling, machinery
   and other                                       3,889          2,726
Goodwill                                              --            687
Patents                                            1,814          1,971
Investment in affiliate                               --          8,297
Deferred income taxes                                 --          2,190
                                              ----------- -------------
                                                 $30,628       $ 20,599
                                             =========== ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                  $1,081          $ 934
Accrued liabilities                                1,577            748
Accrued income taxes                               1,664             --
Deferred revenue                                     562             --
                                             ----------- --------------
   Total current liabilities                       4,884          1,682

Stockholders' Equity:
Preferred stock -
  $.01 par value; Authorized -
  1,000,000 shares;
  Outstanding - none                                  --             --

Common stock, $.10 par value;
  Authorized - 35,000,000 shares;
  Issued - 16,450,759 shares in
  in 2001 and 16,170,459 shares
  in 2000, respectively                            1,645          1,617
Additional paid-in capital                        26,596         28,595
Retained earnings (deficit)                        2,816        (11,023)
                                             ----------- --------------
                                                  31,057         19,189
Treasury stock, at cost
  (1,497,100 shares at July 31, 2001)            (5,313)             --
Deferred compensation                                --            (272)
                                              ----------- -------------
         Total stockholders' equity              25,744          18,917
                                              ----------- -------------
                                                $30,628        $ 20,599
                                             =========== ==============

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEARS ENDED JULY 31
                                                   ---------------------------
                                                      2001          2000
                                                   ---------------------------
                                                     (Thousands, except per
                                                         share amounts)

Net sales                                                 $247           $802
Cost of goods sold                                         294            502
                                                   ---------------------------
   Gross profit (loss)                                    (47)            300

Selling, general and
   administrative expenses                              13,815          9,407
Research and development                                 2,065          1,257
Inventory write-down                                     1,113             --
                                                   ---------------------------

   Total operating expenses                             16,993         10,664
                                                   ---------------------------

Operating loss                                         (17,040)       (10,364)

Other income (expenses):
   Gain on sale of affiliate
     capital stock                                      40,263         12,684
   Interest, net                                         1,552            155
   Undistributed loss of affiliate                          --           (714)
   Minority interest in net loss
     of affiliate                                           --            113
   Other                                                    --             39
                                                   ---------------------------
                                                        41,815         12,277
                                                   ---------------------------

Income before provision (benefit)
   for income taxes                                     24,775          1,913

Provision (benefit) for income taxes                    10,936         (2,605)
                                                   ---------------------------

Net income                                             $13,839         $4,518
                                                   ===========================

Net income attributable to
  common stockholders                                  $13,839        $ 4,500
                                                   ===========================

Net income per common share, basic                       $ .90          $ .32
                                                   ===========================
Net income per common share, diluted                     $ .85          $ .27
                                                   ===========================

                             See accompanying notes.


                      EQUIDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000
                                   (Thousands)


                                                                             COMMON STOCK        ADDITIONAL
                                                       PREFERRED STOCK                            PAID-IN
                                                                                                  CAPITAL
                                                     ------------------------------------------------------
                                                     SHARES      BOOK        SHARES        PAR
                                                                 VALUE                   VALUE
                                                     ------------------------------------------
Balance at August 1, 1999                                 4     $ 2,891       9,637     $   963    $14,837

Private placements of common stock, net                --          --         2,329         233      2,114
Common stock issued for services                       --          --           493          49      1,988
Exercise of stock options and warrants                 --          --         1,114         112        319
Dividends on convertible preferred stock               --          --          --          --         (141)
Conversion / redemption of preferred stock               (4)     (2,891)      2,597         260        548
Amortization of deferred compensation                  --          --          --          --         --
Equity adjustment for investment in affiliate          --          --          --          --        7,786
Net income                                             --          --          --          --         --
Sale of subsidiary capital stock                       --          --          --          --        1,144
                                                    -------     -------     -------     -------    -------

Balance at July 31, 2000                               --          --        16,170       1,617     28,595

Tax effect on portion of realized gain relating
  to FY 2000 equity adjustment for investment
  in affiliate                                         --          --          --          --       (2,600)
Tax benefit arising from stock option deductions       --          --          --          --          214
Exercise of stock options and warrants                 --          --           280          28         60
Stock options issued for services                      --          --          --          --          327
Amortization of deferred compensation                  --          --          --          --         --
Purchase of treasury stock, at cost                    --          --          --          --         --
Net income                                             --          --          --          --         --
                                                    -------     -------     -------     -------    -------

Balance at July 31, 2001                               --         $--       $16,450     $ 1,645    $26,596
                                                    =======     =======     =======     =======    =======

                                                   RETAINED     ACCUMULATED    TREASURY STOCK      DEFERRED        TOTAL
                                                   EARNINGS        OTHER                            COMPEN-    STOCKHOLDERS'
                                                   (DEFICIT)   COMPREHENSIVE                        SATION        EQUITY
                                                                   LOSS
                                                  --------------------------------------------------------------------------

                                                                               SHARES    COST
                                                                              ---------------

Balance at August 1, 1999                          $(15,541)   $   (200)       --     $    --      $  (194)   $  2,756

Private placements of common stock, net                --          --          --          --         --         2,347
Common stock issued for services                       --          --          --          --         (633)      1,404
Exercise of stock options and warrants                 --          --          --          --         --           431
Dividends on convertible preferred stock               --          --          --          --         --          (141)
Conversion / redemption of preferred stock             --          --          --          --         --        (2,083)
Amortization of deferred compensation                  --          --          --          --          555         555
Equity adjustment for investment in affiliate          --           200        --          --         --         7,986
Net income                                            4,518        --          --          --         --         4,518
Sale of subsidiary capital stock                       --          --          --          --         --         1,144
                                                   --------    --------    --------     -------   --------    --------

Balance at July 31, 2000                            (11,023)       --          --          --         (272)     18,917

Tax effect on portion of realized gain relating
  to FY 2000 equity adjustment for investment
  in affiliate                                         --          --          --          --         --        (2,600)
Tax benefit arising from stock option deductions       --          --          --          --         --           214
Exercise of stock options and warrants                 --          --          --          --         --            88
Stock options issued for services                      --          --          --          --         (327)         --
Amortization of deferred compensation                  --          --          --          --          599         599
Purchase of treasury stock, at cost                    --          --         1,497      (5,313)      --        (5,313)
Net income                                           13,839        --          --          --         --        13,839
                                                   --------    --------    --------     -------    --------    --------

Balance at July 31, 2001 .......................   $  2,816       $--       $ 1,497     $(5,313)     $--       $25,744
                                                   ========     =======     =======     =======    =======     =======

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED JULY 31
                                                       ------------------------
                                                           2001          2000
                                                       ------------------------
OPERATING ACTIVITIES:                                        (Thousands)
  Net income                                              $13,839       $ 4,518
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                             588           496
    Deferred compensation amortization                        599           555
    Gain on sale of affiliate capital stock               (40,263)      (12,684)
    Impairment loss on fixed assets                           248            --
    Undistributed loss of affiliate                            --           714
    Minority interest in net loss of subsidiary                --          (113)
    Compensation expense                                       --         1,253
    Deferred income tax provision (benefit)                 1,599        (2,924)
    Other                                                      39            47
  Changes in operating assets and liabilities:
    Decrease (increase) in cash restricted for
      purchase of inventory                                   354          (354)
    Accounts receivable                                       (81)          (29)
    Inventories, prepaid and other current assets             178        (1,934)
    Accounts payable, accrued liabilities and
      deferred revenue                                        816          (164)
                                                        ------------------------
Net cash used in operating activities                     (22,084)      (10,619)

INVESTING ACTIVITIES:
  Proceeds from sale of affiliate stock                    49,245        14,305
  Purchase of held-to-maturity securities                  (7,207)          --
  Purchase of treasury stock                               (5,313)          --
  Purchase of property and equipment, net                    (134)        (299)
  Deposits on tooling and machinery                        (1,200)      (2,655)
                                                        ------------------------
Net cash provided by investing activities                  35,391       11,351

FINANCING ACTIVITIES:
  Payments on debt and bank lines-of-credit                    --       (1,249)
  Issuance of common stock, net                                --        2,346
  Redemption of preferred stock                                --       (2,010)
  Issuance of capital stock by consolidated
    subsidiary                                                 --       1,635
  Proceeds from exercise of common stock
    options and warrants                                       88         545
                                                        ------------------------
Net cash provided by financing activities                      88       1,267
Effect of exchange rate on cash and cash
   equivalents                                                 --         (12)
Change in accounting for investment in
   affiliate                                                   --        (187)
                                                   ----------------------------
Increase in cash and cash equivalents                      13,395       1,800
Cash and cash equivalents, beginning of year                2,010         210
                                                   ----------------------------
Cash and cash equivalents, end of year                    $15,405     $ 2,010
                                                   ============================

NONCASH TRANSACTIONS:
Common stock, options and warrants issued
   for services                                            $ 327      $ 1,035
Common stock issued in connection with
   employment agreements                                      --      $ 1,003
Exercise of stock options and warrants                      $ 20        $  74
Short-term debt issued in connection with
   preferred stock redemptions                                --        $ 700

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------

Business Description
--------------------

         Equidyne Corporation (the "Company") is engaged in developing, manufacturing and selling the INJEX(TM) System, a patented, needle-free drug delivery system. In May 1998, the Company acquired Equidyne Systems, Inc. ("ESI") which has been in the business of developing the INJEX system. Since January 1999, the Company has focused on the INJEX System and disposed of or discontinued its other product lines.

         At the Company's 1999 Annual Meeting, the stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name from American Electromedics Corp. to Equidyne Corporation.

Principles of Consolidation
---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. During Fiscal 2001, through various transactions, the Company divested all of its remaining ownership of Rosch AG Medizintechnik ("Rosch AG"), a consolidated subsidiary through October 31, 1999. Through various transactions during Fiscal 2000, the Company's ownership of Rosch AG was reduced from 75% to 26.43%, and the Company accounted for its investment in Rosch AG under the equity method of accounting from November 1, 1999 through July 31, 2000. (See Note 4 for further information). All material intercompany transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

         For the purpose of reporting cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

Restricted Cash
---------------

         At July 31, 2000, $354,000 of cash was pledged as collateral on an outstanding letter of credit related to inventory purchased and was classified as restricted cash on the balance sheet. There were no such restrictions on cash as of July 31, 2001.

Held-To-Maturity Investments
----------------------------

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. At July 31, 2001, all of the Company's investments are classified as held-to-maturity. (See Note 2).

         The amortized cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains (losses), if any. The cost of securities sold is based on the specific identification method.

Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
----------------------

         Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method over the various estimated useful lives of the assets, ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease agreement. Repairs and maintenance costs are expensed as incurred and betterments are capitalized.

         Property and equipment consists of the following at July 31:

                                      2001               2000
                               ------------------- -----------------
  Machinery and equipment               $  27,000          $ 69,000
  Tooling                                 210,000           825,000
  Furniture and fixtures                  548,000           368,000
  Leasehold improvements                    3,000             3,000
                               ------------------- -----------------
                                          788,000         1,265,000
  Accumulated depreciation              (360,000)         (292,000)
                               ------------------- -----------------
                                        $ 428,000         $ 973,000
                               =================== =================


         The Company has entered into purchase commitments for new manufacturing equipment with higher production capacity, and expects the new tooling to be placed in service during fiscal 2002 (see Note 9). As a result, when the newer tools are placed in service, certain of the older and smaller capacity molds and tools will be taken out of service. Management determined that the carrying value of these assets might have been impaired due to the implementation of the new tools. Management further determined that due to the customized nature of these tools, no significant resale or scrap value is expected. Accordingly, the Company has recognized an impairment loss for the carrying value of these assets of approximately $248,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Except as noted above, as of July 31, 2001, no event had been identified that would indicate impairment of value of property and equipment in the accompanying financial statements.

Patents and Goodwill
--------------------

         Patents are being amortized on a straight-line basis over 15 years, the remaining life of the patent. Amortization expense for the years ended July 31, 2001 and 2000 was $162,000 and $164,000, respectively. Accumulated amortization as of July 31, 2001 and 2000 is $583,000 and $421,000, respectively.

         At July 31, 2000, the Company's goodwill represented the purchase price in excess of the fair value of net assets acquired of Rosch AG at the date of acquisition. Upon the sale of the Company's ownership in Rosch AG during fiscal 2001 (see Note 4), the unamortized balance of goodwill was written off as a component of the Company's cost basis. Amortization expense for the years ended July 31, 2001 and 2000 was $2,000 and $28,000, respectively. Accumulated amortization at July 31, 2001 and 2000 is $-0- and $144,000, respectively.

         The Company examines the carrying value of its long-lived assets, certain identifiable intangibles and goodwill to determine whether there are any impairment losses. An impairment assessment is performed if certain indicators are present, such as a significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. The undiscounted cash flow method is used to determine if impairment has occurred. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to recover the asset's carrying amount, an impairment loss would be charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors. As of July 31, 2001, no event had been identified that would indicate an impairment of the value of identifiable intangibles and goodwill recorded in the accompanying consolidated financial statements.

Revenue Recognition
-------------------

         The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". As the Company's products are sold subject to rights of return of generally up to 90 days, and, as the Company does not have a sufficient sales history on which to base an estimated rate of returns, revenue is not recognized until the expiration of the return period. As of July 31, 2001, deferred revenue was approximately $562,000. The related cost of the inventory shipped of approximately $232,000 at July 31, 2001 has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Research and Development
------------------------

         Research and development costs are charged to operations as incurred.

Advertising Costs
-----------------

         Costs associated with advertising products are expensed when incurred. Advertising expense was $1,101,000 and $438,000 in 2001 and 2000, respectively.

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

401(k) Plan
-----------

         In August 2000, the Company commenced a defined contribution 401(k) plan in which substantially all employees are eligible to participate. Eligible employees may elect to contribute, subject to certain limits, from 1% to 15% of their compensation. The Company matches employee contributions at discretionary percentages determined annually. Expenses charged to operations for the Plan were approximately $17,000 for the year ended July 31, 2001.

Comprehensive Income (Loss)
---------------------------

         For the year ended July 31, 2000, the Company's only item of other comprehensive income was the foreign currency translation adjustment recognized in consolidation of its German subsidiary, Rosch AG. There were no items of other comprehensive income for the year ended July 31, 2001. The foreign currency translation adjustment and comprehensive income for the year ended July 31, 2000 was ($40,000) and $4,518,000, respectively, and the cumulative translation adjustment and accumulated other comprehensive loss were $0 as of July 31, 2000.

Recent Accounting Pronouncements
--------------------------------

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of FAS 142 are required for fiscal years beginning after December 15, 2001, although earlier adoption is permitted for companies with fiscal years beginning after March 31, 2001, provided that no interim financial statements have been issued. The Company will adopt the new standard effective August 1, 2001, however, FAS 142 will have no effect on the Company's financial statements, since the Company's only intangible assets at July 31, 2001 consist of patents on its INJEX technology, for which the provisions of FAS 142 do not apply.

2.      INVESTMENTS:
        ------------

         At July 31, 2001, the Company's investments are comprised of U.S. corporate debt securities with a total amortized cost of $7,207,000 and scheduled maturities in January 2002. The estimated fair market value of these securities at July 31, 2001 was $7,136,000, based on quoted market values, resulting in an unrealized loss of $71,000. At July 31, 2001, all of the Company's investments are classified as held-to-maturity.

3.      INVENTORIES:
        ------------

         Inventories consist of the following at July 31:

                                 2001                   2000
                         ---------------------- ----------------------

Raw materials                  $ 108,000              $ 216,000
Finished goods                   241,000                782,000
                                 -------                -------
                               $ 349,000              $ 998,000
                               =========              =========

         During Fiscal 2001, the Company has made certain improvements to the design of its INJEX 30(TM) injectors and reset boxes. As a result of these improvements, management made a decision only to sell the improved versions in the future, which resulted in the Company writing-down the value of this inventory, which had originally been purchased for resale, to its net realizable value. This write-down resulted in a charge to operations of $1,113,000 for the year ended July 31, 2001.

4.       INVESTMENT IN AFFILIATE:
         -----------------------

         In September 1999, a minority shareholder of Rosch AG acquired ownership of 24.99% of Rosch AG through two transactions consisting of (1) a capital contribution into Rosch AG of approximately $1.6 million, and (2) a direct purchase of a portion of the Company's ownership interest in Rosch AG for approximately $1.6 million. These transactions resulted in a reduction in the Company's ownership percentage of Rosch AG to 50.01%.

         In November 1999, the Company closed an agreement with a director of the Company, whereby the director purchased 800,000 shares of the Company's Common Stock, a three-year warrant to purchase up to 300,000 additional shares of Common Stock at an exercise price of $2.00 per share and a 5% ownership interest in Rosch AG, through a subparticipation contract with the general manager of Rosch AG, in exchange for a payment of $2 million. This sale resulted in the reduction of the Company's ownership percentage in Rosch AG to 45.01%. In a related agreement also dated November 1999, the Company was obligated, upon notification from the director, to sell a portion of the Rosch AG shares the Company was offering in Rosch AG's initial public offering ("IPO"), on his behalf. Subsequent to the IPO, the Company was to remit the related proceeds to the director in exchange for a like number of the director's shares of Rosch AG. The number of shares was to be determined at the director's option, not to exceed 30% of his total ownership. However, on January 19, 2000, the director and the Company each entered into a "lock-up agreement" that prohibited certain sales or transfers of their respective shares in Rosch AG, directly or indirectly, for a six-month period.

         Effective December 16, 1999, the Company sold an additional 1.11% of Rosch AG to an outside investor for $520,000. The outside investor also contributed approximately $2.6 million into Rosch AG, further diluting the Company's ownership to 41.43%.

         On January 14, 2000, Rosch AG (formerly Rosch GmbH), became a stock company. In February 2000, Rosch AG completed an Initial Public Offering ("IPO") of its shares on the Neuer Markt, a segment of the Frankfurt (Germany) Stock Exchange. Rosch AG sold 1,263,950 newly issued shares in the IPO, which, along with the Company's sale of certain of its shares of Rosch AG in the IPO, reduced the Company's ownership of Rosch AG to 26.43%. The Company received proceeds of approximately $11.1 million from the sale of its shares and recognized a pre-tax gain of approximately $10.8 million.

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

         The following is summarized unaudited financial information of Rosch AG for the year ended July 31, 2000:

         Sales                                       $3,241,000
         Gross profit                                 1,982,000
         Net loss                                   (1,154,000)
         Current assets                              29,958,000
         Non-current assets                           2,636,000
         Current liabilities                          1,202,000
         Non-current liabilities                            -0-

         In August and October 2000, the Company sold all of its remaining ownership in Rosch AG. In August 2000, the Company sold 332,000 shares of common stock of Rosch AG, and in October 2000, the Company sold all 936,750 of its then remaining shares for aggregate net proceeds of $49,245,000, and recognized a net gain on the sales of $40,263,000.

5.      DEBT:
        -----

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

6.      EARNINGS PER SHARE:
        ------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                     YEARS ENDED JULY 31
                                               --------------------------------
                                                  2001             2000
                                               ------------ -------------------
                                                 (Thousands, except share and
                                                       per share amounts)
Numerator:
   Net income                                        $13,839           $ 4,518
   Preferred stock redemption premium                     --               123
   Preferred stock dividends                              --              (141)
                                               --------------- ----------------

   Numerator for basic earnings per
     share-income available to common
     stockholders                                     13,839            4,500

   Effect of dilutive securities:
     Preferred stock redemption premium                   --             (123)
     Preferred stock dividends                            --              141
                                               -------------- -----------------

   Numerator for diluted earnings per
     share-income available to common
     shareholders after assumed conversions          $13,839          $ 4,518
                                               ============== =================

Denominator:
   Denominator for basic earnings per
     share-weighted-average shares
                                                   15,417,259      13,894,039

   Effect of dilutive securities:
     Stock options                                    750,070         810,635
     Warrants                                         202,685         228,776
     Convertible preferred stock                           --       1,513,942
                                                -------------- ----------------

   Dilutive potential common shares                   952,755       2,553,353
                                                -------------- ----------------

   Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions                16,370,014      16,447,392
                                                ============== ================

Basic earnings per common share                         $ .90           $ .32
                                                ============== ================

Diluted earnings per common share                       $ .85           $ .27
                                                ============== ================

For additional disclosure regarding the stock options and the warrants, see Note 8.

         At July 31, 2001 and 2000, options to purchase 1,118,712 and 519,800 shares, respectively, of common stock at prices ranging from $2.25 to $7.00 and $4.19 to $7.00 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

7.      INCOME TAXES:
        ------------

         The Company's deferred tax assets as of July 31, 2001 and July 31, 2000 were $1,209,000 and $2,535,000, respectively. SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS No. 109 sets forth several possible sources of future taxable income to be used to evaluate the likelihood of realization of deferred tax assets. One such source is the availability of taxable income in prior carryback years, assuming the permissibility under the tax laws. Based on the Federal tax liability for the year ended July 31, 2001, management believes that it is more likely than not that the Federal deferred tax assets will be realized via future carryback, and therefore, no valuation allowance is necessary against Federal deferred tax assets. The Company does not however, have sufficient taxable income available for future carryback with respect to State income taxes, and has therefore provided a valuation allowance against the State deferred tax assets of $273,000. For the year ended July 31, 2000, the Company recognized approximately $2.5 million of net deferred tax assets due to appropriate reductions in the valuation allowance. For the year ended July 31, 2001, the Company paid $10,043,000 for income taxes.

Significant components of the Company's deferred tax assets are as follows:

                                                 2001                2000
                                       ------------------- -------------------
Deferred tax assets:
   Net operating loss carryforwards              $    -0-          $1,945,000
   Accrued expenses                               239,000             193,000
   Inventory                                      326,000              40,000
   Deferred revenue                               284,000                 -0-
   Alternative minimum tax
       credit carryforward                            -0-             100,000
   Stock compensation                             131,000             182,000
   Deferred compensation                          221,000              72,000
   Other                                            8,000               3,000
                                       ------------------- -------------------
     Total deferred tax assets                  1,209,000           2,535,000
   Valuation allowance for deferred
        tax assets                               (273,000)                 -0-
                                       ------------------- -------------------

Net deferred tax assets                         $ 936,000          $2,535,000
                                       =================== ===================

Following is a summary of the tax provision (benefit) recognized for the years ended July 31, 2001 and 2000:

                                            2001                2000
                                     ------------------- -------------------
             Current:
                Federal                    $  7,062,000          $  100,000
                State                         2,275,000             219,000
                                     ------------------- -------------------
             Total current                    9,337,000             319,000
                                     ------------------- -------------------

             Deferred:
                Federal                       1,526,000         (2,818,000)
                State                            73,000           (106,000)
                                     ------------------- -------------------
             Total deferred                   1,599,000         (2,924,000)
                                     ------------------- -------------------
             Total                         $ 10,936,000        $(2,605,000)
                                     =================== ===================

A reconciliation of income taxes computed at the federal statutory rates to income tax expense is as follows:

                                    2001                        2000
                         ------------------------------------------------------
                            Amount       Percent        Amount        Percent
-------------------------------------------------------------------------------

Expense at Federal
  Statutory Rates       $ 8,671,000         35%     $   650,000          34%
State income tax          1,527,000          6           75,000           4
Change in
  Valuation Allowance       273,000          1       (3,485,000)       (182)
Other                       465,000          2          155,000           8

                        -------------------------------------------------------
    Total               $10,936,000         44%     $(2,605,000)       (136)%
                        =======================================================

8.      EQUITY:
        ------

Private Placements of Common Stock:

         In March 2000, the Company closed on a private placement of 62,500 shares of Common Stock with six investors for a total of $250,000.

         Effective February 17, 2000, the Company issued 150,000 shares of Common Stock to two executive officers pursuant to the terms of their respective employment agreements. The common stock was valued at its quoted fair market value at the close of business on February 17, 2000, or $6.69 per share, resulting in the recognition of compensation expense of $1,003,000.

         In November 1999, the Company issued a total of 83,206 shares of its Common Stock to two individuals in satisfaction of outstanding amounts due to those individuals.

         In November 1999, pursuant to an agreement with a director of the Company, the Company issued 800,000 shares of Common Stock, a three-year warrant to purchase up to 300,000 additional shares of Common Stock at an exercise price of $2.00 per share and a 5% ownership interest in Rosch AG, through a subparticipation contract with the general manager of Rosch AG, in exchange for a total payment of $2 million. In a related agreement also dated November 1999, the Company was obligated, upon notification from the director, to sell a portion of the Rosch AG shares the Company was offering in Rosch AG's initial public offering ("IPO"), on his behalf. Subsequent to the IPO, the Company was to remit the related proceeds to the director in exchange for a like number of the director's shares of Rosch AG. The number of shares was to be determined at the director's option, not to exceed 30% of his total ownership. However, on January 19, 2000, the director entered into a "lock-up agreement" that prohibited any sales or transfers of the director's shares in Rosch AG, directly or indirectly, for a six-month period commencing on the IPO date.

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

         In August 1999, the Company closed on a private placement for 133,334 shares of its Common Stock for $100,000. In addition, the Company issued 60,000 shares of its Common Stock, plus a five year warrant to purchase up to 20,000 shares of Common Stock at an exercise price of $1.25 per share, as consideration for $75,000 of prior services.

         These transactions were with "accredited investors", as such term is defined in Regulation D under the Securities Act.

Preferred Stock:
Series A:

         Effective November 17, 1999, pursuant to a Securities Exchange Agreement with the holder of the Company's outstanding Series A Convertible Preferred Stock, the Company made a cash payment of $840,000, issued 2,228,312 shares of its Common Stock and issued a Promissory Note and Security Agreement (see Note 5) in the principal amount of $1,050,000 in exchange for (i) the conversion of 1,350 shares of Series A Preferred Stock and the accrued dividends on all outstanding Series A Preferred Stock, (ii) the redemption of 700 shares of Series A Preferred Stock and (iii) the exchange of 350 shares of Series A Preferred Stock for the Secured Note. As a result, there were no shares of Series A Preferred Stock outstanding at July 31, 2001 and 2000.

Series B:

         Effective November 16, 1999, pursuant to an agreement with the holders of the Company's outstanding 1,170 shares of Series B Convertible Preferred Stock, the Company redeemed/converted all such outstanding shares, together with all accrued and unpaid dividends, penalties and redemption premiums, in exchange for a total payment of $1,170,000 and the issuance of 369,000 shares of the Company's Common Stock. As a result, there were no shares of Series B Preferred Stock outstanding at July 31, 2001 and 2000.

Series C:

         On January 22, 2001, the Board of Directors authorized 500,000 shares of Series C Convertible Preferred Stock, par value $.01, and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of Common Stock to holders of its Common Stock on February 14, 2001 or issued thereafter. Each Right entitles the registered holder to purchase one one-hundredth (1/100) of a share of the Company's Series C Preferred Stock, $.01 par value, at a purchase price of $40.00. The Rights will be exercisable only if a person or group (1) acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (2) commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. Until that time, the Rights will be evidenced by and will trade with the shares of Common Stock. The Rights will expire on January 21, 2011 unless the Company first redeems or exchanges them.

Stock Options and Warrants:

         During the years ended July 31, 2001 and 2000, the Company issued 280,300 and 1,113,153 shares of Common Stock, respectively, pursuant to the exercise of outstanding stock options and warrants.

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

         In October 1996, the Company's stockholders approved the 1996 Stock Option Plan providing for the issuance of up to 300,000 shares of the Company's common stock. In 1999 and 2000, an additional 400,000 and 800,000 shares, respectively, were approved by the stockholders, increasing the total number of shares to 1,500,000 under the plan. The plan is administered by the Board of Directors or an Option Committee. Options granted under this Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant, except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of all the options cannot be less than the fair market value at the date of grant.

Treasury Stock

         In August 2000, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase, through January 31, 2001, up to 1,000,000 shares of Common Stock on the open market from time to time at management's discretion, based upon market conditions. In January 2001, the Board of Directors extended the repurchase plan through July 31, 2001 and authorized the purchase of up to 500,000 additional shares. Under the plan, the Company has repurchased 1,497,100 shares through July 31, 2001, for a total aggregate cost of approximately $5,313,000.

FAS 123 Disclosure

         Pro forma information regarding net income is required by FAS 123 (Stock-Based Compensation), which requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                     2001                     2000
                           -------------------------- ---------------------

Expected life (years)                  3                       3
Interest rate                        5.0%                     6.0%
Volatility                            .78                     1.48
Dividend yield                       0.0%                     0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                      (THOUSANDS)
                                            ---------------------------------
                                                 2001             2000
                                            ---------------- ----------------

Pro forma net income                               $ 13,418         $ 1,574
Pro forma net income per share - basic             $ .87            $ .11
Pro forma net income per share - diluted           $ .82            $ .10

Option activity for the years ended 2001 and 2000 is summarized below:

                                         2001                   2000
                               --------------------- ---------------------------

                                              Weighted                Weighted
                                               Average                Average
                                              Exercise                Exercise
                                 Shares         Price     Shares       Price
                              ------------- --------- ------------- ------------

Outstanding at
 beginning of year
                                  3,227,531    $2.21     2,195,619     $1.62
   Granted                          511,000     2.86     2,433,000      2.41
   Expired or canceled             (381,000)    3.31      (172,000)     3.02
   Exercised                       (340,523)    1.11    (1,229,088)     1.45
                                  ---------            -----------

Outstanding at end of year
                                  3,017,008    $2.28     3,227,531     $2.21
                              ==============          =============

Exercisable at end of year
                                  2,671,674    $2.16     2,842,989     $1.88
                              ==============          =============

Available for future grants
                                    157,173                  3,200
                              ==============          =============

Weighted-average fair
  value of options
  granted during year                          $1.47                   $1.93
                                             ========                ========

The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 2001:

                                       OPTIONS OUTSTANDING   OPTIONS EXERCISABLE

                                   Weighted
                                   Average     Weighted                 Weighted
                                  Remaining    Average                  Average
     Range of        Number      Contractual   Exercise      Number     Exercise
 Exercise Prices  Outstanding       Life       Price      Exercisable    Price
 ---------------  -----------   -----------   ----------  -----------   --------

  $1.00 - $1.50     1,615,296   2.63 years      $1.12      1,612,296     $1.12
  $1.81 - $2.68       414,854   3.58 years      $2.07        254,854     $1.98
  $3.00 - $4.44       812,858   2.71 years      $3.70        649,858     $3.69
  $5.94 - $7.00       174,000   3.60 years      $6.89        154,666     $6.96
                  -----------                             -----------

                    3,017,008                              2,671,674
                  ===========                             ===========


9.       COMMITMENTS AND CONTINGENCIES:
         -----------------------------

         In January 2000, the Company relocated its Amherst, New Hampshire principal corporate offices to Westford, Massachusetts, entering into a three year lease expiring January 2003. The lease provides for monthly rent of $2,606.

         In February 2000, ESI relocated its offices within San Diego, California, terminating its month-to-month lease, and entering into a new 3 year lease, expiring February 2003. In May 2000, the Company entered into an amendment to the lease for additional space adjacent to its San Diego office facility. The lease amendment was effective July 1, 2000, expires February 2003, and provides for monthly rent of $11,114 for the first twelve months. Monthly rent for the subsequent two twelve-month periods is fixed at $13,102 and $13,528, respectively.

         In December 1999, ESI entered into a lease amendment for its Aliso Viejo, California research and development facility, adding new space within the same office complex as its existing facility. In September 2000, ESI entered into a new lease amendment to reduce the leased space back to the area of the original lease. The new lease expires in February 2003 and provides for monthly rent of $2,145 through February 2001, with monthly rent for the subsequent two twelve-month periods fixed at $2,252 and $2,365, respectively.

         Rent expense for the years ended July 31, 2001 and 2000 was approximately $223,000 and $143,000, respectively.

         The Company has made purchase commitments for the manufacture of the production tools necessary for high-volume, fully-automated production of the INJEX System components. As of July 31, 2001, deposits paid on tooling and machinery totaled approximately $3.9 million, with remaining commitments of approximately $1.7 million. The balance of the cost will be payable upon the completion of specified milestones to be met by the manufacturer. In addition, the Company entered into an agreement with Northstar International to manufacture its INJEX injectors and reset boxes. The agreement, which expires December 31, 2002, provides for the purchase of injectors and reset boxes at purchase prices ranging from $30.25 to $33.25, depending on the quantities ordered for each production run.

         In the ordinary course of conducting its business, the Company has become subject to litigation, claims and administrative proceedings on various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to exceed the amount of the Company's contingency reserves at July 31, 2001. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

10.      CONCENTRATION OF CREDIT RISK AND SIGNIFICANT SUPPLIERS:
         ------------------------------------------------------

         The Company's primary customers are pharmacies. Substantially all accounts receivable balances are concentrated in this industry. The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without regard to collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         The Company's products are manufactured by unrelated third party contract manufacturers. Presently all INJEX injectors and reset boxes are manufactured by Northstar International, a Korean company, and the component parts such as ampules and vial adapters are manufactured by Nypro Inc. The Company has identified alternate suppliers if for any reason the current suppliers are not able to continue to provide adequate quantities of product.

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

         Transfers to affiliates are made at prices above the Company's cost and include charges for freight and handling.

                                DOMESTIC          GERMAN
                               OPERATIONS       OPERATIONS        CONSOLIDATED
                               ----------      -----------        ------------
Year ended July 31, 2000:                      (Thousands)
Net sales                         $   17           $  785            $   802
Loss from operations            (10,024)            (340)           (10,364)
Assets                            20,599               --             20,599

         Subsequent to the change in accounting for Rosch AG from consolidation to equity method, effective November 1, 1999, the Company did not conduct any significant business in foreign countries.

12.      SUBSEQUENT EVENTS:
         ------------------

         In October 2001, the Company reduced its sales force by 18 employees. The Company has found that consumer education for its needle-free products can be effectively accomplished with direct-to-consumer advertising, an informative web site and sales support for its retail distribution partners including sales training and point-of sale materials. A field sales organization for detailing doctors and hosting consumer seminars has not proven cost-effective. Severance packages are being offered to separated employees. This will result in a charge to operations of approximately $150,000, to be recorded in the first quarter of fiscal 2002.

         In November 2001, the Company commenced a voluntary exchange program with certain of its earlier existing customers, offering to provide free of charge a new INJEX 30 injector and an updated instruction manual, training video an carrying case. This upgrade will increase the durability and life of the product as well as assist in its proper use and storage.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        --------------------------------------------
        CONTROL PERSONS; COMPLIANCE WITH SECTION
        ----------------------------------------
        16(A) OF THE EXCHANGE ACT
        -------------------------


The following sets forth information about each member of the Board of Directors and Executive Officers as of November 10, 2001:

             Name           Age                     Position     Year Became
             ----           ---                     --------
                                                                  Director
  Dr. James R. Gavin III     56     Director, Non-Executive         2000
                                    Chairman of the
                                    Board of Directors
  Blake C. Davenport         34     Director                        1997
  Jim Fukushima              57     Director                        1999
  Marcus R. Rowan            40     Director                        1996
  Coburn Pharr               39     Chief Operating Officer          --
  Jeffery B. Weinress        54     Chief Financial Officer          --

         The terms of the Board of Directors will expire at the next annual meeting of stockholders. The officers are elected by the Board of Directors and hold office at the will of the Board.

          Dr. James R. Gavin III has been a Senior Scientific Officer of the Howard Hughes Medical Institute located in Chevy Chase, Maryland, since 1991. Dr. Gavin is Chairman-elect of the National Diabetes Education Program ("NDEP") and served as past President of the American Diabetes Association.

         Blake C. Davenport has been the President and owner of Davenport Interests, Inc., Dallas, Texas, a private investment company, for more than the past five years.

         Jim Fukushima served as Vice Chairman from October 1999 through January 2001. Since 1995, he has been President of HNS International, Inc., Tustin, California, which he wholly-owns, which is engaged in the distribution of medical and automotive products.

         Marcus R. Rowan has been President of Berkshire Interests, Inc., Dallas, Texas, which specializes in commercial real estate and investments, for more than the past five years.

         Coburn Pharr joined the Company in January 2001 as Vice President of Operations and has served as Chief Operating Officer since February 2001. From September 1996 through January 2001, Mr. Pharr worked for Molex Incorporated serving as Worldwide Corporate Molding Development Manager from September 1996 through June 1998, and Global Operations Manager for the Molex Premise Networks Division from June 1998 through January 2001.

         Jeffery B. Weinress joined the Company as Chief Financial Officer and Treasurer in August 2001. From July 2000 through August 2001, Mr. Weinress was Chief Financial Officer, Treasurer and Secretary of Ligos Corporation, and from 1998 through 2000, he was Vice President, Chief Financial Officer and Treasurer of Exigent International. From 1997 to 1998, Mr. Weinress was Vice President, Chief Financial Officer and Secretary of Avanir Pharmaceuticals, and from 1996 to 1997, he was Executive Vice President and Chief Financial Officer of Omega Environmental, Inc. (on May 2, 1997, Omega Environmental filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code). Mr. Weinress serves as a Director of ENV America Incorporated.

         There is no family relationship among the directors or executive officers.

COMMITTEES

         During fiscal 2001, the Board of the Company had an Audit Committee and a Compensation Committee.

          The Audit Committee oversees the Company's accounting and financial reporting policies and internal controls, reviews annual audit reports and management letters and makes recommendations to the Board regarding appointment of independent auditors. The Audit Committee currently consists of Mr. Davenport, Dr. Gavin and Mr. Rowan.

          The Compensation Committee currently consists of Mr. Davenport, Dr. Gavin and Mr. Rowan. The principal functions of this committee are to recommend to the Board the compensation of directors and officers of the Company, to oversee the administration of the Company's stock option plans and to perform such other duties regarding compensation for employees and consultants as the Board may delegate from time to time.

         On October 18, 2001 the Board of the Company established an Executive Committee. The Executive Committee can exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company, including the power and authority to declare dividends and authorize the issuance of capital stock, except as otherwise provided by the General Corporation Law of the State of Delaware and subject to the limitations set forth in Section 2 of Article IV of the Amended and Restated By-Laws of the Company. The Executive Committee currently consists Mr. Davenport, Mr. Fukushima, Mr. Rowan and Dr. Gavin (Chairman).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or representations from certain reporting persons, the Company believes the Company's executive officers and directors are currently in compliance with all of their Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY COMPENSATION TABLE

           The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the other executive officers whose total compensation was in excess of $100,000 during the fiscal year ended July 31, 2001:

                                                                        ANNUAL COMPENSATION
                                          ----------- ------------- ----------- ------------------- ----------------------
                                                                                                          LONG-TERM
                                                                                                     COMPENSATION AWARDS
                                                                                   OTHER ANNUAL          SECURITIES
      NAME AND PRINCIPAL POSITION            YEAR        SALARY       BONUS        COMPENSATION      UNDERLYING OPTIONS
----------------------------------------- ----------- ------------- ----------- ------------------- ----------------------

Joseph R. Nelson                                2001      $257,000  $       --         $50,000 (2)                     --
      President and Chief Executive             2000       196,331          --                  --                600,000
      Officer (1)

Michael T. Pieniazek                            2001       165,000     500,000         475,000 (4)                     --
      Executive Vice President, Chief           2000       146,111     250,000         334,500 (5)                 50,000
      Financial Officer and Treasurer           1999       125,000          --                  --                166,334
      (3)

Coburn Pharr                                    2001        82,039      56,970                  --                100,000
         Chief Operating Officer (6)

Thomas A. Slamecka                              2001         9,550     500,000                  --                     --
      Chairman of the Board (7)                 2000        52,404     220,000         894,000 (8)                250,000
                                                1999       100,000          --                  --                237,985
-----------------

(1) Mr. Nelson was President and Chief Executive Officer from January 2000 through July 2001.

(2) Other compensation consists of forgiveness of loans, pursuant to Mr. Nelson's Employment Agreement.

(3) Mr. Pieniazek served as President from April 1997 through December 1999, and served as Executive Vice President, Chief Financial Officer and Treasurer through August 2001.

(4) Other compensation for the year ended July 31, 2001 consists of termination payments paid in accordance with the Termination Agreement, dated June 15, 2000, between the Company and Mr. Pieniazek.

(5) Other compensation for the year ended July 31, 2000 consists of 50,000 shares of Common Stock issued pursuant to Mr. Pieniazek's Employment Agreement, valued at $6.69 per share.

(6) Mr. Pharr was hired in January 2001 as Vice President of Operations and became Chief Operating Officer in February 2001.

(7) Mr. Slamecka was Chairman of the Board from February 1997 through July 2000 and Consultant to the Company through July 2001.

(8) Other compensation consists of (1) 100,000 shares of Common Stock issued pursuant to Mr. Slamecka's Employment Agreement, valued at $6.69 per share, and (2) lump sum cash payment in lieu of salary and expenses of $225,000, paid pursuant to Mr. Slamecka's Termination Agreement.

EMPLOYMENT AGREEMENTS

          Joseph R. Nelson. Mr. Nelson resigned from the Company effective July 31, 2001. Certain terms of his resignation have not yet been finalized.

         In December 1999, the Company entered into an employment agreement with Joseph R. Nelson to serve as President and Chief Executive Officer for an initial term from January 2000 through December 2002, subject to annual renewals. Mr. Nelson received annual base salary of $250,000, plus an annual profits bonus equal to 5% of the amount that consolidated net after-tax operating profits exceeds $1 million, provided for such year the Company's earns a 12% return on its common stock equity, and may also receive a supplemental bonus. In addition, the Company made interest-free loans to Mr. Nelson of up to $150,000, to be forgiven over a three-year period, provided Mr. Nelson remained an employee of the Company. As of July 31, 2001, $50,000 of such loan had been forgiven, and the Company's outstanding loan to Mr. Nelson was $100,000. The Employment Agreement also provided for the grant of options to purchase up to 600,000 shares of Common Stock at an exercise price of $1.125 per share, which was the fair market value on the date of the grant. Such options vested immediately, subject to continuation of employment for a minimum of six months.

         Mr. Nelson's Employment Agreement further provided for a lump sum termination payment of the greater of (A) the amount of his then current annual base salary or (B) the continuation of his base salary for the balance of the current term of his Employment Agreement, plus continuation of health benefits for 12 months. Should the termination result from a change in control of the Company, as defined, the termination payment would be two times Mr. Nelson's then current base salary, plus continuation of health benefits for 12 months.

         Coburn Pharr. On February 6, 2001, the Company entered into an Employment Agreement with Coburn Pharr to serve as Chief Operating Officer for an initial term from February 2001 through January 2003, subject to annual renewals. Mr. Pharr receives annual base salary of $150,000, and was granted options to purchase up to 75,000 shares of Common Stock at an exercise price of $3.50 per share, which was fair market value on the date of the grant, and vesting immediately.

         Thomas A. Slamecka. On June 15, 2000, the Company entered into a Termination Agreement with Mr. Slamecka, under which Mr. Slamecka's employment under his Amended and Restated Employment Agreement with the Company terminated as of that date. Mr. Slamecka agreed to remain as the Chairman of the Board through July 31, 2000, and thereafter to serve as a consultant to the Company without any compensation, other than the reimbursement of his direct, out-of-pocket expenses. Pursuant to the Termination Agreement, Mr. Slamecka was paid $46,300 in cash, representing pre-payment of $17,500 for his then current annual salary of $75,000 through July 31, 2000, and $28,800 for his annual expenses and was paid $225,000 in cash, representing a lump sum payment in lieu of salary and expenses otherwise payable to him under his Amended and Restated Employment Agreement. Mr. Slamecka also received $220,000 in cash, representing partial payment of the profits bonus for the fiscal year 2000. Mr. Slamecka may also entitled to a profits bonus for fiscal year 2001, not to exceed $500,000. In addition, the Termination Agreement provided for a payment to Mr. Slamecka of $250,000 in cash, representing partial payment of the profits bonus for fiscal year 2001, upon the Company's disposal of additional shares of Rosch AG during Fiscal 2001 resulting in net proceeds to the Company in excess of $5,000,000. This payment was made in September 2000. Up to an additional $250,000 could be due and payable to Mr. Slamecka during the second quarter of fiscal 2002. The Termination Agreement also provides that the Company maintain health insurance for Mr. Slamecka and his spouse through December 31, 2003.

         As of August 31, 1999, the Company amended Mr. Slamecka's prior Employment Agreement so that no further salary or loans would be provided to him. Under this amendment, Mr. Slamecka was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $1.25 per share, exercisable six months after grant and terminating after five years. As of January 1, 2000, the Company entered into an Amended and Restated Employment Agreement with Mr. Slamecka to serve as Chairman of the Board for an initial term thereunder terminating on December 31, 2003, subject to annual renewals, and his prior Employment Agreement was terminated. Mr. Slamecka received an annual base salary of $75,000, plus a profits bonus equal to 5% of consolidated pre-tax profits in excess of $500,000 for the first two years under the Amended and Restated Employment Agreement commencing with the fiscal year ended July 31, 2000. This profits bonus was not to exceed $275,000 in the first fiscal year and

$785,000 in the second fiscal year. On February 17, 2000, the Company awarded 100,000 shares of Common Stock to Mr. Slamecka pursuant to the terms of his Amended and Restated Employment Agreement which provided that Mr. Slamecka was entitled to these bonus shares after the price of the Common Stock exceeded $6.20 per share.

         From August 1, 2000 through July 31, 2001, Mr. Slamecha served as a consultant to the Company under a contract pursuant to which he was to serve without compensation other than reimbursement of direct expenses.

         Michael T. Pieniazek. As of January 1, 2000, the Company entered into an Amended and Restated Employment Agreement with Mr. Pieniazek to serve as Executive Vice President and Chief Financial Officer for an initial term terminating on December 31, 2003, subject to annual renewals, and his prior Employment Agreement was terminated. Mr. Pieniazek received an annual base salary of $150,000, increasing to $165,000 upon the successful completion of the initial public offering of Rosch AG Medizintechnik in February 2000, plus a profits bonus equal to 5% of consolidated pre-tax profits in excess of $500,000 for the first two years commencing with the fiscal year ended July 31, 2000. This profits bonus was not to exceed $275,000 in the first fiscal year and $785,000 in the second fiscal year. On February 17, 2000, the Company awarded 50,000 shares of Common Stock to Mr. Pieniazek pursuant to the terms of his Amended and Restated Employment Agreement which provided that Mr. Pieniazek was entitled to these bonus shares after the price of the Common Stock exceeded $6.20 per share.

         On June 15, 2000, the Company entered into a Termination Agreement with Mr. Pieniazek, which provides that Mr. Pieniazek's employment at the Company will terminate on a date chosen by Mr. Pieniazek, but the date was not to be later than October 31, 2000. Mr. Pieniazek was to continue receiving his annual base salary of $165,000 determined under his Amended and Restated Employment Agreement until the date that his employment with the Company was terminated. In addition, if Mr. Pieniazek's employment were terminated after July 31, 2000, he would not be entitled to receive a pro rata portion of the profits bonus for Fiscal Year 2001. Upon execution of the Termination Agreement, Mr. Pieniazek was paid $200,000 in cash, in lieu of any Profits Bonus that may have become payable for any and all fiscal years pursuant to Mr. Pieniazek's prior Employment Agreements with the Company. The Termination Agreement provides that on the date that Mr. Pieniazek's employment terminates with the Company, he would be entitled to an amount of $400,000 in cash, if the date of employment termination were prior to September 1, 2000, however, the Company could, in its sole discretion, pay Mr. Pieniazek $475,000 in cash, if a new Chief Financial Officer had been chosen to replace Mr. Pieniazek and, in the Company's business judgment, a new successful transition had been made to the new Chief Financial Officer, or $475,000 in cash, if the date of Mr. Pieniazek's employment termination were after September 1, 2000. The Termination Agreement also provides that the Company will maintain health insurance and dental insurance for Mr. Pieniazek for one year from the date of the Termination Agreement, except that such coverage will terminate if Mr. Pieniazek becomes eligible to be covered by a similar plan through another employment agreement or consulting arrangement during this period.

         On September 1, 2000, the Company entered into an Addendum to
Mr. Pieniazek's Termination Agreement, which provided that Mr. Pieniazek's employment at the Company would terminate on a date chosen by Mr. Pieniazek, but the date was not to be later than February 28, 2001. Mr. Pieniazek remained CFO through August 31, 2001. In addition, the addendum provided that Mr. Pieniazek is entitled to a profits bonus for fiscal 2001, not to exceed $500,000 and further provided for a payment to Mr. Pieniazek of $250,000 in cash, representing partial payment of the profits bonus for fiscal year 2001, upon the Company's disposal of additional shares of Rosch AG during Fiscal 2001 resulting in net proceeds to the Company in excess of $5,000,000. This $250,000 payment was made in September 2000. Up to an additional $250,000 could be due and payable to Mr. Pieniazek during the second quarter of fiscal 2002.

OPTION GRANTS

         The following table sets forth certain information regarding grants of stock options made during the fiscal year ended July 31, 2001 to the named executive officers.


                       OPTIONS GRANTED IN LAST FISCAL YEAR
                       -----------------------------------

                                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                                       ASSUMED ANNUAL RATES OF STOCK
                                           INDIVIDUAL GRANTS                           APPRECIATION FOR OPTION TERM (2)
                   ------------------------------------------------------------------- -------------------------------
NAME               NUMBER OF
                   SECURITIES        % OF TOTAL
                   UNDERLYING      OPTIONS GRANTED    EXERCISE OR
                   OPTIONS         TO EMPLOYEES IN    BASE PRICE
                   GRANTED         FISCAL YEAR (1)    ($/SHARE)      EXPIRATION DATE        5% ($)         10% ($)
------------------ --------------- ----------------- ------------- ------------------- --------------- ---------------
Joseph R.
Nelson                     --              --              --                   --             --               --

Michael T.
Pieniazek                  --              --              --                   --             --               --

Coburn Pharr           25,000            4.9%           $3.00        December 2005        $21,000          $46,000
                       75,000           14.7%           $3.50        February 2006        $73,000         $160,000

Thomas A.
Slamecka                   --              --              --                   --             --               --

-----------------
(1) Based on an aggregate of 511,000 options granted by the Company to employees in the fiscal year ended July 31, 2001.

(2) Amounts represent hypothetical gains that could achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. The gains show are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares.

STOCK OPTION PLAN

         In October 1996, the Company's stockholders approved the 1996 Stock Option Plan providing for the issuance of up to 300,000 shares of the Company's Common Stock, which amount was increased to 700,000 shares in December 1999, and then to 1,500,000 shares in January 2001. The 1996 Stock Option Plan is administered by the Board of Directors or an Option Committee. Options granted under this Plan are either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company and its subsidiaries. Options are exercisable as determined at the time of grant except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of all the option cannot be less than the fair market value at the date of grant. At July 31, 2001, options for an aggregate of 1,342,827 shares were granted, of which options for 666,827 shares were exercised and options for 676,000 remaining outstanding. The 676,000 outstanding options have an exercise prices ranging from $1.00 to $7.00 per share and expire from October 2001 through July 2006.

AGGREGATE OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on options exercised during the fiscal year ended July 31, 2001, and the value of unexercised stock options owned by the executive officers named in the Summary Compensation Table as of July 31, 2001.

                                 SHARES
                              ACQUIRED ON                                                   VALUE OF UNEXERCISED IN-THE-MONEY
                                EXERCISE       VALUE     NUMBER OF UNEXERCISED OPTIONS AT      OPTIONS AT JULY 31, 2001(1)
            NAME                             REALIZED              JULY 31, 2001
----------------------------- ------------- ------------ ---------------------------------- -----------------------------------
                                                           EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
Joseph R. Nelson                        --           --          600,000                --         $450,000                 --
Michael T. Pieniazek               110,000     $481,250           65,097                --          $56,486                 --
Coburn Pharr                            --           --          100,000                --               --                 --
Thomas A. Slamecka                      --           --          807,258                --         $486,868                 --

-----------------
(1) Fair market value of the Common Stock on the last trading date of the fiscal year ended July 31, 2001, less the applicable exercise prices, multiplied by the number of shares underlying the options.

COMPENSATION OF DIRECTORS

         Non-employee Directors receive compensation of $2,000 per meeting attended, and are reimbursed for travel expenses. In May and July 2001, the Company granted to Dr. James Gavin, five-year options to purchase 50,000 and 25,000 shares, respectively, of the Company's Common Stock, at $2.68 and $1.81 per share, respectively. In addition, effective August 1, 2001, Dr. Gavin is entitled to receive compensation of $6,000 per month for his services as Non-Executive Chairman of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information as of November 10, 2001 concerning (i) persons known to management to be the beneficial owners of more than 5% of the Company's Common Stock on such date, (ii) the ownership interest of each director and executive officer and (iii) the ownership interest of all directors and executive officers as a group.

                                                        BENEFICIAL OWNERSHIP (*)
             NAME                STATUS                  SHARES      PERCENTAGE
             ----                ------                  ------      ----------
  Jim Fukushima               Director                1,991,700 (1)     12.4%
  Concord Effekten AG(2)      Stockholder             1,333,333          8.9%
  Thomas A. Slamecka          Stockholder               978,258 (3)      6.2%
  Marcus R. Rowan             Director                  283,300 (4)      1.9%
  Blake C. Davenport          Director                  103,500 (5)      0.7%
  Dr. James R. Gavin III      Director and               70,000 (6)      0.5%
                              Non-Executive
                              Chairman
  Coburn Pharr                Chief Operating Officer   100,000 (7)      0.7%
  Jeffery B. Weinress         Chief Financial Officer       -0-          0.0%
  All executive officers and                          2,548,500 (8)     15.6%
  directors as a group
        (6 persons)
-----------------

*         Includes voting and investment power, except where otherwise noted.
          The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of October 31, 2001, pursuant to stock options, warrants and convertible securities.

(1) Includes (i) indirect beneficial ownership of presently exercisable warrants for 500,000 shares of Common Stock and (ii) presently exercisable options and warrants for 550,000 shares of Common Stock.

(2) Concord Effekten AG is an investment banking firm based in Frankfurt, Germany.

(3)       Includes presently exercisable options for 807,258 shares of Common
          Stock.

(4)       Includes presently exercisable options for 135,000 shares of Common
          Stock.

(5)       Includes presently exercisable options for 100,000 shares of Common
          Stock.

(6)       Includes presently exercisable options for 70,000 shares of Common
          Stock.

(7)       Includes presently exercisable options for 100,000 shares of Common
          Stock.

(8) Includes presently exercisable options and warrants for Common Stock listed in notes 1, 4, 5, 6 and 7 above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         As of July 31, 2001, the Company had loaned Joseph R. Nelson, President and Chief Executive Officer, an aggregate of $150,000 pursuant to his Employment Agreement. The Employment Agreement provided that the Company make available to Mr. Nelson interest-free loans up to $150,000, to be forgiven over a three-year period, provided Mr. Nelson remains an employee of the Company. Upon Mr. Nelson reaching his one year anniversary date with the Company, $50,000 of the loan was forgiven. Mr. Nelson resigned effective July 31, 2001, and certain terms of his resignation have not yet been finalized.

         During the fiscal year ended July 31, 1999, the Company entered into two distribution agreements with HNS International, Inc. ("HNS"), of which Jim Fukushima is the president and a principal stockholder. The September 1998 agreement provided HNS with exclusive distribution rights for the INJEX(TM) System in Japan for a aggregate payment of $463,000. The April 1999 agreement provided HNS with exclusive distribution rights throughout Asia and Australia, as well as 500,000 shares of the Company's Common Stock and warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $2.50 per share, expiring in April 2002, all for an aggregate payment of $500,000. In September 1999, Mr. Fukushima was elected to the Company's Board of Directors and was issued a five year option to purchase 50,000 shares of Common Stock at $1.09 per share exercisable after six months. In October 1999, Mr. Fukushima was elected Vice Chairman and was granted a five year option to purchase 200,000 shares of Common Stock at $1.90 per share.

         Effective November 15, 1999, the Company sold to Mr. Fukushima 800,000 shares of Common Stock at a price of $.50 per share and warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $2.00 per share exercisable for three years, and also a 5% interest in Rosch AG, through a sub-participation contract, for an aggregate of $2,000,000. In a related agreement also dated November 1999, the Company was obligated, upon notification from Mr. Fukushima, to sell a portion of the Rosch AG shares the Company was offering in Rosch AG's initial public offering ("IPO"), on his behalf. Subsequent to the IPO, the Company was to remit the related proceeds to the Mr. Fukushima in exchange for a like number of his shares of Rosch AG. The number of shares was to be determined at his option, not to exceed 30% of his total ownership. However, on January 19, 2000, the director entered into a "lock-up agreement" that prohibited any sales or transfers of the director's shares in Rosch AG, directly or indirectly, for a six-month period commencing on the IPO date, and based thereon the Company has not honored his claim.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(A)      EXHIBITS:

3.1.1 Certificate of Incorporation of the Registrant (filed as Exhibit 3(a)(1) to Registration Statement No. 2-71775, and incorporated herein by reference).

3.1.2          Certificate of Amendment to Certificate of
               Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on January 27, 1987 (filed as
               Exhibit 3(a)(2) to the Registrant's Form 10-Q for the fiscal quarter ended January 31, 1987, and incorporated herein by reference).

3.1.3          Certificate of Amendment to Certificate of
               Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on October 9, 1990 (filed as
               Exhibit 3(a)(3) to the Registrant's Form 10-K for the fiscal year ended July 28, 1990, and incorporated herein by reference).

3.1.4          Certificate of Amendment to Certificate of
               Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on November 7, 1996 (filed as
               Exhibit 3.1.4 to the Registrant's Form 10-KSB for the fiscal year ended July 31, 1997 (the "1997 Form 10-KSB") and incorporated herein by reference).

3.1.5          Certificate of Amendment to Certificate of
               Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 4, 1998 (filed as Exhibit
               2.1 to the Registrant's Form 8-K for an event of May 5, 1998 (the "May 1998 Form 8-K"), and incorporated herein by reference).

3.1.6          Certificate of Amendment to Certificate of
               Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on January 5, 2000 (filed as
               Exhibit 10.1 to the Registrant's Form 8-K for an event of January 5, 2000).

3.1.7          Certificate of Designations of Series A Convertible
               Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on May 5, 1998 (filed as Exhibit
               2.2 to the May 1998 Form 8-K, and incorporated herein by reference).

3.1.8          Certificate of Designation for Series B 5% Convertible
               Preferred Stock, filed with the Secretary of State of the State of Delaware on February 3, 1999 (filed as Exhibit 3.1 to the Registrant's Form 8-K for an event of February 3, 1999 (the "February 1999 Form 8-K"), and incorporated herein by reference).

3.2*           Amended By-Laws of the Registrant.

4.1 1996 Stock Option Plan (filed as Exhibit A to the Registrant's 1996 Proxy Statement, and incorporated herein by reference).

4.2 Rights Agreement, dated as of January 22, 2001, between the Registrant and American Stock Transfer & Trust Company (filed as
               Exhibit 4.1 to the Registrant's Form 8-K for an event of January 22, 2001, and incorporated herein by reference).

10.1.1 Amended Employment Agreement, dated as of January 1, 1998, between the Registrant and Thomas A. Slamecka (filed an Exhibit
               10.10 to Registration Statement No. 333-58937 and incorporated herein by reference).

10.1.2 Termination Agreement, dated as of June 15, 2000, between the Company and Mr. Slamecka (filed an Exhibit 10.8 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.2.1 Employment Agreement, dated January 1, 1998, between the Registrant and Michael T. Pieniazek (filed as Exhibit 10.11 to Registration Statement No. 333-58937 and incorporated herein by reference).

10.2.2 Termination Agreement, dated as of June 15, 2000, between the Registrant and Mr. Pieniazek (filed an Exhibit 10.10 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.2.3 Addendum to Termination Agreement, dated as of September 1, 2000, between the Registrant and Mr. Pieniazek (filed as Exhibit
               10.10.1 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.3.1 Employment Agreement, dated December 1, 1999, between the Registrant and Joseph R. Nelson (filed as Exhibit 10.10 to Registration Statement No. 333-75399 and incorporated herein by reference).

10.4* Employment Letter, dated August 13, 2001, between the Registrant and Jeffery Weinress.

10.5* Employment Agreement, dated February 6, 2001, between the Registrant and Coburn Pharr.

10.6 Agreement and Plan of Merger, dated as of April 30, 1998, among the Registrant, Dynamic Dental Acquisition Corporation, Dynamic Dental Systems, Inc. ("DDS") and others (without Exhibits or Schedules thereto) (filed as Exhibit 2.3 to the May 1998 Form 8-K and incorporated herein by reference).

10.7           Certificate of Merger between Dynamic Dental
               Acquisition Corporation and DDS, filed with the Secretary of State of Delaware on May 5, 1998 (filed as Exhibit 2.4 to the May 1998 Form 8-K and incorporated herein by reference).

10.8.1         Agreement and Plan of Merger, dated as of March 27,
               1998, among the Registrant, Equidyne Acquisition Corporation and Equidyne Systems Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K for an event of March 27, 1998).

10.9.1 Securities Purchase Agreement, dated as of May 5, 1998, among the Registrant, West End Capital LLC and the Purchaser listed therein (filed as Exhibit 10.1 to the May 1998 Form 8-K and incorporated herein by reference).

10.9.2         Form of Warrant issued to West End Capital LLC (filed as Exhibit
               10.2 to the May 1998 Form 8- K and incorporated herein by reference).

10.9.3 Securities Exchange Agreement, dated November 17, 1999, between the Registrant and Jubilee Investors LLC (filed as
               Exhibit 10.2 to the Registrant's Form 8-K for an event of November 15, 1999 (the "November 1999 Form 8-K") and incorporated herein by reference).

10.9.4         Promissory Note and Security Agreement, dated November
               17, 1999, between the Registrant and Jubilee Investors LLC (filed as Exhibit 10.3 to the Registrant's November 1999 Form 8-K and incorporated herein by reference).

10.10.1 Sales Contract for Patents, dated July 8, 1999, by and between the Registrant, Equidyne Systems, Inc. and Rosch GmbH Medizintechnik ("Rosch Gmbh") (filed as Exhibit 10.21 to the Registrant's Form 10-KSB for the fiscal year ended July 31, 1999 (the "1999 Form 10-KSB") and incorporated herein by reference).

10.10.2 Assets Purchase Agreement, dated April 8, 1999, by and between the Registrant, Rosch GmbH and Maico Diagnostic GmbH (filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the fiscal quarter ended April 30, 1999 and incorporated herein by reference).

10.10.3 Investment Agreement, dated July 8, 1999, by and among the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference).

10.10.4 Investment Agreement, dated July 8, 1999, by and among the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference).

10.10.5 Participation Agreement, dated September 30, 1999, by and between the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.24 to the 1999 Form 10-KSB and incorporated herein by reference).

10.10.6 Letter Agreement, dated November 15, 1999, between the Registrant and Concord Effekten AG (filed as Exhibit 10.5 to the November 1999 Form 8-K and incorporated herein by reference).

10.11.1 Form of Securities Purchase Agreement for the sale of Series B Preferred Stock (without exhibits) (filed as Exhibit
               10.1 to the February 1999 Form 8-K and incorporated herein by reference).

10.11.2 Form of Warrant Agreement (filed as Exhibit 10.2 to the February 1999 Form 8-K and incorporated herein by reference).

10.11.3 Agreement, dated as of November 1, 1999, among the Registrant and the purchasers of the Series B Preferred Stock (filed as Exhibit 10.4 to the November 1999 Form 8-K and incorporated herein by reference).

10.12 Distribution Agreement, dated as of January 1, 1999, between Equidyne Systems, Inc. and Precision Medmark, Inc. (filed as
               Exhibit 10.29 to Amendment No. 3 to Registration Statement No. 333-58937 and incorporated herein by reference).

10.13 Letter Agreement, dated October 21, 1999, between the Registrant and Jim Fukushima (filed as Exhibit 10.1 to the November 1999 Form 8-K and incorporated herein by reference).

10.14 Letter Agreement, dated October 2000, between the Registrant and Rite-Aid Corporation (filed as Exhibit 10.19 to the Registrant's Form 10-KSB for the fiscal year ended July 31, 2000 and incorporated herein by reference).

10.15* Lease Agreement, dated January 31, 2000, between Registrant and Massachusetts Mutual Life Insurance Company.

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

                              EQUIDYNE CORPORATION
                              --------------------

                                  (Registrant)


Dated: November 16, 2001           By:   /s/ Coburn Pharr
                                       -------------------------------
                                             Coburn Pharr
                                       Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                      TITLE                   DATE
             ---------                      -----                   ----

/s/ James R. Gavin               Director, Non-Executive      November 16, 2001
----------------------------             Chairman
    Dr. James R. Gavin III


/s/ Jeffery B. Weinress          Chief Financial Officer      November 16, 2001
----------------------------      (principal financial
    Jeffery B. Weinress           and accounting officer)


/s/ Blake C. Davenport                 Director               November 16, 2001
----------------------------
    Blake C. Davenport


/s/ Jim Fukushima                      Director               November 16, 2001
----------------------------
    Jim Fukushima


/s/ Marcus R. Rowan                    Director               November 16, 2001
----------------------------
     Marcus R. Rowan

                              EQUIDYNE CORPORATION
                              --------------------

                                   FORM 10-KSB
                                   -----------

                                  EXHIBIT INDEX
                                  -------------



Exhibits filed herewith:
-----------------------

3.2             Amended By-Laws of the Registrant
10.4            Employment Letter, dated August 13, 2001, between Registrant and
                Jeffrey Weinress.
10.5            Employment Agreement, dated February 6, 2001, between Registrant and Coburn Pharr.
10.15           Lease Agreement, dated January 31, 2000, between Registrant and
                Massachusetts Mutual Life Insurance Company.
21              List of subsidiaries.
23              Consent of Ernst & Young LLP, Independent Auditors.