Form 10QSB
period 2001-10-31
EQUIDYNE CORP
filed 2001-12-17
CIK 352281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


        X                 QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended October 31, 2001

        __      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Transition Period From ____ to _____

                          Commission File Number 0-9922

                              EQUIDYNE CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                04-2608713
  --------------------------------       ------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

       11770 Bernardo Plaza Court, Suite 351, San Diego, California 92128
       ------------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (858) 451-7001
                                                         --------------

                238 Littleton Road, Westford Massachusetts 01886
                ------------------------------------------------
                 (Former Address of principal executive offices)

                Issuer's Former telephone number: (978) 692-6680
                                                  --------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. [X ] YES
[ ] NO

As of November 30, 2001, the Issuer had only one class of Common Stock, of which there were 14,984,803 shares outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  ---      ---

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT - FORM 10-QSB
                       THREE MONTHS ENDED OCTOBER 31, 2001

                                TABLE OF CONTENTS


                               PART I                                     Page
                                                                          ----
Item 1.   Financial Statements                                             3
Item 2.   Management's Discussion and Analysis or Plan of Operation       10

                              PART II
Item 1.   Legal Proceedings                                               13
Item 2.   Changes in Securities and Use of Proceeds                       13
Item 3.   Defaults Upon Senior Securities                                 13
Item 4.   Submission of Matters to a Vote of Security Holders             13
Item 5.   Other Information                                               13
Item 6.   Exhibits and Reports on Form 8-K                                13
          Signatures                                                      14

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 October 31,       July 31,
                                                    2001             2001
                                               ---------------- ---------------
                                                 (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                        $      11,411     $    15,405
Held-to-maturity investments                             7,219           7,207
Accounts receivable, net                                   117              96
Inventories                                                588             349
Deferred costs                                              58             232
Deferred income taxes                                    1,756             936
Prepaid and other current assets                           374             272
                                               ----------------- --------------
   Total current assets                                 21,523          24,497

Property and equipment, net                              1,757             428
Deposits on tooling, machinery and other                 3,201           3,889
Patents                                                  1,773           1,814
                                               ----------------- --------------
                                                  $     28,254     $    30,628
                                               ================= ==============
Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable                                  $        695     $     1,081
Accrued liabilities                                      2,225           1,577
Accrued income taxes                                     1,364           1,664
Deferred revenue                                           137             562
                                               ----------------- --------------
   Total current liabilities                             4,421           4,884

Stockholders' Equity:
  Common stock, $.10 par value; Authorized
     - 35,000,000 shares; issued
     - 16,481,903 shares at October 31, 2001
     and 16,450,759 shares at July 31, 2001              1,648           1,645
  Additional paid-in capital                            26,593          26,596
  Retained earnings                                        905           2,816
                                               ----------------- --------------
                                                        29,146          31,057
  Treasury stock, at cost (1,497,100 shares)            (5,313)         (5,313)
                                               ----------------- --------------
         Total stockholders' equity                     23,833          25,744
                                               ----------------- --------------
                                                 $      28,254     $    30,628
                                               ================= ==============


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                 Three Months Ended October 31,
                                              ---------------------------------
                                                       2001             2000
                                              ---------------------------------

Net sales                                        $        531      $        4
Cost of goods sold                                        404               2
                                              ---------------------------------
   Gross profit                                           127               2

Selling, general and administrative expenses            3,074           3,414
Research and development                                  124             242
                                              ---------------------------------

   Total operating expenses                             3,198           3,656
                                              ---------------------------------

Operating loss                                         (3,071)         (3,654)

Other income:
   Gain on sale of affiliate capital stock                --           40,263
   Interest and other                                     340              94
                                              ---------------------------------
                                                          340          40,357
                                              ---------------------------------

Income (loss) before provision (benefit)
   for income taxes                                    (2,731)         36,703

Provision (benefit) for income taxes                     (820)         14,100
                                              ---------------------------------

Net income (loss)                                $     (1,911)     $   22,603
                                              =================================


Net income (loss) per common share, basic        $      (0.13)     $     1.39
                                              =================================
Net income (loss) per common share, diluted      $      (0.13)     $     1.27
                                              =================================

                    See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                             Three Months Ended October 31
                                                            ---------------------------------
                                                                  2001             2000
                                                            ---------------------------------
Operating activities:
 Net income (loss)                                            $     (1,911)      $   22,603
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                       121              148
   Deferred compensation amortization                                   --              204
   Deferred income taxes                                              (820)            2,045
   Gain on sale of affiliate stock                                      --          (40,263)
   Changes in operating assets and liabilities:
     Decrease in cash restricted for purchase of inventory              --              354
     Accounts receivable                                               (21)            (109)
     Inventories, prepaid and other assets                            (167)            (536)
     Accounts payable and other current liabilities                   (463)          11,688
     Other                                                              --               12
                                                            ---------------------------------
       Net cash used in operating activities                        (3,261)          (3,854)

 Investing activities:
 Proceeds from sale of affiliate stock                                  --           49,245
 Purchase of held to maturity securities                               (12)          (7,864)
 Purchase of property and equipment                                   (721)            (170)
                                                            ---------------------------------
       Net cash provided by (used in) investing activities            (733)          41,211

 Financing activities:
 Purchase of treasury stock                                             --             (925)
 Proceeds from exercise of common stock options                         --                8
                                                            ---------------------------------
    Net cash used in financing activities                               --             (917)
                                                            ---------------------------------

 Increase (decrease) in cash and cash equivalents                   (3,994)          36,440

 Cash and cash equivalents, beginning of period                     15,405            2,010
                                                            ---------------------------------
 Cash and cash equivalents, end of period                     $     11,411       $   38,450
                                                            =================================

Supplemental Cash Flow Information:

Income taxes paid                                             $        300      $       --
Noncash transactions - exercise of stock options                         3              14

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Equidyne Corporation (the "Company") is engaged in developing, manufacturing and selling the INJEXTM System, a patented, needle-free drug delivery system. In May 1998, the Company acquired Equidyne Systems, Inc. ("ESI") which has been in the business of developing the INJEX System. Since January 1999, the Company has focused on the INJEX System and disposed of or discontinued its other product lines.

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of the Company's financial position at October 31, 2001 and the results of its operations for the three month periods ended October 31, 2001 and October 31, 2000. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended July 31, 2001. Interim results are not necessarily indicative of those to be expected for the full year.

     The consolidated financial statements include the accounts of Equidyne Corporation and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

Cash and Cash Equivalents

     For the purpose of reporting cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

Held-To-Maturity Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. At October 31, 2001 and July 31, 2001, all of the Company's investments are classified as held-to-maturity. (See Note 2).

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

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements". As the Company's products are sold subject to rights of return of generally up to 90 days, and, as the Company does not have a sufficient sales history on which to base an estimated rate of returns, revenue is not recognized until the expiration of the return period. As of October 31, 2001 and July 31, 2001, deferred revenue was approximately $137,000 and $562,000, respectively. The related cost of the inventory shipped of approximately $58,000 and $232,000 at October 31, 2001 and July 31, 2001, respectively, has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of FAS 142 are required for fiscal years beginning after December 15, 2001, although earlier adoption is permitted for companies with fiscal years beginning after March 31, 2001, provided that no interim financial statements have been issued. The Company adopted the new standard effective August 1, 2001, however, FAS 142 had no effect on the Company's financial statements, since the Company's only intangible assets at October 31, 2001 consist of patents on its INJEX technology, for which the provisions of FAS 142 do not apply.

2.   INVESTMENTS

     At October 31, 2001, the Company's investments are comprised of U.S. corporate debt securities with a total amortized cost of $7,219,000 and scheduled maturities in January 2002. The estimated fair market value of these securities at October 31, 2001 was $7,186,000, based on quoted market values, resulting in an unrealized loss of $33,000. At October 31, 2001, all of the Company's investments are classified as held-to-maturity.

3.   INVENTORIES

     Inventories consist of the following:

                                       October 31,        July 31,
                                           2001             2001
                                     ----------------- ---------------

        Raw materials                    $   166,000     $   108,000
        Finished goods                       422,000         241,000
                                     ----------------- ---------------
                                         $   588,000     $   349,000
                                     ================= ===============

4.   INVESTMENT IN AFFILIATE

     In August and October 2000, the Company sold all of its remaining ownership in Rosch AG, a former German affiliate. In August 2000, the Company sold 332,000 shares of common stock of Rosch AG, and in October 2000, the Company sold all 936,750 of its then remaining shares for aggregate net proceeds of $49,245,000, and recognized a net gain on the sales of $40,263,000.

5.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the effect of dilutive securities, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended October 31, 2001, due to their anti-dilutive effect. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                     Three Months Ended
                                                         October 31
                                              ---------------------------------
                                                    2001             2000
                                              ----------------- ---------------
        Basic:
           Net income (loss)                      $    (1,911)    $    22,603
                                              ================= ===============

        Weighted-average shares                        14,985          16,244
                                              ================= ===============

        Basic earnings (loss) per share           $    (0.13)     $      1.39
                                              ================= ===============

        Diluted:
           Net income (loss)                      $    (1,911)    $    22,603
                                              ================= ===============

        Weighted-average shares                        14,985          16,244

           Effect of dilutive securities:
             Stock options                                 --           1,174
             Warrants                                      --             318
                                              ----------------- ---------------

           Dilutive potential common shares                --           1,492
                                              ----------------- ---------------

        Weighted average shares, as adjusted           14,985          17,736
                                              ================= ===============

        Diluted earnings (loss) per share         $    (0.13)     $      1.27
                                              ================= ===============

     Options to purchase 1,126,000 shares of common stock at prices ranging from $3.81 to $7.00 per share were outstanding at October 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

6.   CONTINGENCIES

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

     In the ordinary course of conducting its business, the Company has become subject to litigation and claims on various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to substantially affect the Company's Statement of Operations or its Balance Sheet as of October 31, 2001. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

7.   REDUCTION IN FORCE

     In October 2001, the Company reduced its sales force by 18 employees. The Company believes that consumer education for its needle-free products can be effectively accomplished with direct-to-consumer advertising, an informative web site and sales support for its retail distribution partners including sales training and point-of sale materials. A field sales organization for detailing doctors and hosting consumer seminars has not proven cost-effective. Severance packages were offered to separated employees. This resulted in a charge to operations in the three months ended October 31, 2001 of approximately $150,000.

8.   SUBSEQUENT EVENTS

     In November 2001, the Company commenced a voluntary exchange program with certain of its earlier existing customers, offering to provide free of charge a new INJEX 30 injector and an updated instruction manual, training video and carrying case. This upgrade will increase the durability and life of the product as well as assist in its proper use and storage.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future sales of the Company's products in the domestic diabetes market, sales into new domestic and international markets, strategic corporate relationships, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that the Company will not have sufficient cash to sustain itself to the time, if ever, that it is profitable from operations, the Company's possible need for additional financing and uncertainties related to the time required to gain marketplace acceptance of its products or complete research and development, the Company meeting the current and future regulatory compliance rules of the FDA and other agencies overseeing the Company's operations and products, the Company will not successfully attract strategic corporate partners, the Company will not obtain necessary clinical data and government clearances, the Company will not be able to complete the development of new products, changes in health care or reimbursement regulation, the risk that research and development efforts of the Company will not produce desired results at all or on a timely basis, technological innovations of competitors, and changes in foreign economic conditions or currency translation.

     Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

OVERVIEW
--------

     Since fiscal year 2000, the Company's focus has been centered on the sales, marketing and production of its current INJEX 30 System and planning the introduction of the INJEX 50 System, which received marketing clearance from the U.S. Food and Drug Administration in March 2001. The Company launched its INJEX 30 System to the U.S. diabetes market in July 2000, utilizing a 50-person direct sales force. Since this original launch, the Company has entered into distribution agreements with Rite Aid Corporation ("Rite Aid") in October 2000 and CVS Corporation ("CVS") in May 2001. These companies provide the retail distribution necessary to facilitate sales growth through large retail pharmacy chains across the United States. In addition, in the prior fiscal year, the Company obtained Generic Product Indicator ("GPI") codes for the purpose of obtaining reimbursement through health insurance plans and pharmacy benefit managers.

     The Company's initial marketing strategy, which targeted physicians, diabetes educators and pharmacists in the United States diabetes market, did not include a direct-to-consumer marketing campaign and did not adequately address other markets outside of diabetes. In April 2001, the Company announced a new marketing strategy focused on direct-to-consumer marketing in the domestic diabetes market and new business development in the clinical and pharmaceutical drug delivery markets. Implementation of the new strategy included the reduction, restructuring and refocusing of the Company's sales force, and reallocation of the Company's marketing resources and objectives towards increased clinical distribution, pharmaceutical partnerships and direct-to-consumer advertising and sales support. In addition, in May 2001, the Company entered into a joint marketing agreement with CVS for a comprehensive program designed to take advantage of CVS' diabetes customer base. The program includes INJEX product features in CVS customer publications and CVS' online pharmacy, "CVS.com", as well as various customer and pharmacist mailings and local pharmacy events. In November 2001, the Company amended its agreement with CVS to reduce the monthly advertising and marketing expenditures paid to CVS. The Company believes this will allow it to better allocate its sales and marketing resources among other marketing programs. In August 2001, the Company entered into a distribution agreement with Henry Schein, Inc., the largest provider of healthcare products and services to office-based practitioners in the North American and European markets, to facilitate distribution and marketing to the clinical sector.

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

     The Company is now attempting to develop partnerships with pharmaceutical and biotechnology companies to enhance the delivery of their injected medications, vaccines and other therapies, such as Human Growth Hormone treatment. The Company also anticipates increased revenues from clinical applications following the planned introduction of the INJEX 50 System into the market during the second half of fiscal 2002.

     The Company has continued its efforts to improve its manufacturing capabilities of the component parts of its INJEX ampules and vial adapters. The Company continues to work with its manufacturing partners on building the automated, high-volume, low-cost production systems to supply these components. The Company has invested over $4.5 million into the development of such tooling and automation machinery. The Company expects completion of the tooling during the first half of fiscal 2002, to be followed by the completion of the automation machinery in the third quarter of fiscal 2002. The new tooling and machinery is expected to reduce the Company's production costs, and generate a corresponding improvement to its gross margins.

RESULTS OF OPERATIONS
---------------------

     Consolidated net sales ("sales") were $531,000 for the three months ended October 31, 2001 compared to $4,000 for the three months ended October 31, 2000. The sales increase in the current quarter reflects the impact of sales through the Company's distribution partners (Rite-Aid and CVS). Although full-scale market introduction of the INJEX System occurred in July 2000, the majority of the sales occurred in the second half of the prior fiscal year, as the Company increased its retail distribution network and established managed care coverage.

     Cost of sales for the three months ended October 31, 2001 and 2000 were $404,000 and $2,000, respectively. Although cost of sales as a percentage of sales increased in the current quarter to 76.1% from 50.0% in the prior year first quarter, gross margins continue to be impacted by manufacturing inefficiencies resulting primarily from start-up costs and low production volumes. The Company continues to make investments in its production infrastructure which negatively impact cost of sales and related gross margins at the current sales volumes. The Company also expects the introduction of improved production equipment and tooling in the current fiscal year will improve certain manufacturing inefficiencies and better enable it to satisfy larger production volumes. However, its high cost structure will continue until demand for the Company's products enables it to achieve greater production volumes.

     Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 2001 were $3,074,000, a decrease of $340,000, or 10%, from the $3,414,000 in the first three months of the prior fiscal year. The decrease principally reflects the impact of the reduction in Company staffing from decreasing the Company's sales force by 25 sales representatives in April 2001 and fewer administrative and executive staff compared to the same period in the prior year. The three months ended October 31, 2000 also included bonus payments totaling $500,000 to two former directors and executive officers of the Company, in accordance with their respective employment agreements, and $204,000 of deferred consulting expense. These decreases were offset, in part, by increases in sales and marketing expenses paid under the Company's joint marketing programs with Rite-Aid and CVS totaling approximately $525,000, and the effect of the $150,000 of severance costs related to the October 2001 sales force reduction mentioned above.

     Research and development expenses decreased to $124,000 in the three months ended October 31, 2001 from $242,000 in the comparable prior year period. During the prior year first quarter, the Company's research and development activities included improvements to the INJEX 30 and INJEX 50 System components, and continuing work on the single-use disposable INJEX System design, which was completed in fiscal year 2001 and resulted in obtaining a new patent. Current year projects include continuing work on variations to the INJEX System that would allow the Company to have product offerings in additional markets, such as vaccinations, short-term injection therapies, dental and other clinical applications.

     During fiscal 2001, the Company made certain improvements to the INJEX 30 injector and reset box. As a result of these improvements, management made a decision to sell only the improved versions of the products, thus rendering any previous versions obsolete. In the second quarter of fiscal 2002, the Company commenced a voluntary exchange program with certain of its earlier existing customers, offering to provide free of charge a new INJEX 30 injector and an updated instruction manual, training video and carrying case. This upgrade will increase the durability and life of the product as well as assist in its proper use and storage.

     Net loss for three months ended October 31, 2001 was $1,911,000, or $0.13 per share, compared to net income of $22,603,000, or $1.39 per share, for the three months ended October 31, 2000. Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective periods. The decrease is primarily attributable to net gains on the prior year sales of Rosch AG capital stock of approximately $40.3 million. Investment income provided a partial offset to the net operating losses of approximately $335,000 in the three months ended October 31, 2001.

     The Company's provision (benefit) for income taxes for the three months ended October 31, 2001 and 2000 is ($820,000) and $14,100,000, respectively. The current year tax benefit is based on the Company's ability to carryback the operating losses incurred in the current year to recapture a portion of the taxes paid in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At October 31, 2001, the Company had working capital of $17.1 million, compared to working capital of $19.6 million at July 31, 2001. The decrease of approximately $2.5 million resulted primarily from the net effect of Company's first quarter operating losses, combined with the additional expenditure on its tooling and automation manufacturing equipment. The Company continues to fund the manufacture of the production tools and automation machinery necessary for high-volume, fully-automated production of the INJEX 30 and 50 Systems components.

     The Company believes that funds on hand, combined with cash generated from investment income, will be sufficient to finance operations and capital expenditures for fiscal 2002. In addition, the Company may consider enhancing future growth through acquisitions of companies, technologies or products in related lines of business, as well as through expansion of the existing line of business. There is no assurance that management will find suitable candidates or effect the necessary financial arrangements for such acquisitions and obtain necessary working capital for the acquired entities.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The Company's intangible assets at October 31, 2001 consist of patents on its INJEX technology, for which the accounting changes required by FAS 142 do not apply. As a result, FAS 142 is not expected to have any effect on the Company's financial statements.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

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

     In the ordinary course of conducting its business, the Company has become subject to litigation and claims on various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to substantially affect the Company's Statement of Operations or its Balance Sheet as of October 31, 2001. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

     None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         --------------------------------------------------

     None.

Item 5.  OTHER INFORMATION
         -----------------

     On December 7, 2001, the Board of Directors and the Audit Committee of the Company unanimously appointed King Griffin & Adamson P.C., Dallas, Texas, as the Company's independent certifying accountants for the fiscal year ending July 31, 2002 replacing Ernst & Young. The Company filed a Form 8-K regarding this change in accountants on December 14, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K
         ---------------------------------

          (a) Exhibits

              None

          (b) Reports on Form 8-K:

              None

                                   SIGNATURES
                                   ----------

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUIDYNE CORPORATION

                                  (Registrant)


Dated: December 14, 2001      By:   /s/ Coburn Pharr
                                  ---------------------------------
                                  Coburn Pharr
                                  Chief Operating Officer



                              By:   /s/ Jeffery B. Weinress
                                  ---------------------------------
                                  Jeffery B. Weinress
                                  Chief Financial Officer
                                  (principal financial and accounting officer)