Form 10QSB/A
period 2001-10-31
EQUIDYNE CORP
filed 2002-03-18
CIK 352281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                          Commission File Number 0-9922

                              EQUIDYNE CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                 04-2608713
-------------------------------------                  -------------
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

                238 Littleton Road, Westford Massachusetts 01886
                 (Former Address of principal executive offices)

                Issuer's Former telephone number: (978) 692-6680


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

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT - FORM 10-QSB/A
                       THREE MONTHS ENDED OCTOBER 31, 2001

                                TABLE OF CONTENTS


                                   PART I                                 Page

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

Explanatory Note:

     This Form 10-QSB/A amends and restates Items 1 and 2 of Part I of the Form 10-QSB of Equidyne Corporation (the "Company") for the three months ended October 31, 2001, as filed by the Company with the Securities and Exchange Commission on December 17, 2001, to reclassify certain revenues for sales made during the three months ended October 31, 2001 as deferred revenues and to correct inadvertent arithmetic errors related to accrued interest on the Company's held-to-maturity investments. The restatement results in net a loss of $0.14 per share instead of a net loss of $0.13 per share as originally reported. In February 2002, the Company received notification from one of its customers of its intention to return certain of the Company's products due to the products' approaching shelf-life expiration. The Company determined that based on the special return provisions given by the Company to this customer, the Company had previously recognized approximately $250,000 of revenues in the three months ended October 31, 2001 which should have been classified as deferred revenues. The related cost of inventory shipped of $114,000 has also been reclassified as deferred costs. In addition, the Company inadvertently overstated accrued interest income on its held-to-maturity investments in the three months ended October 31, 2001, due to an arithmetic error, by the amount of $106,000. Accordingly, the Company has restated its unaudited interim consolidated financial statements for the three months ended October 31, 2001 to correct these errors. Conforming changes reflecting these corrections have been made to Management's Discussion and Analysis or Plan of Operation. The principal effect of these corrections on the accompanying unaudited interim consolidated financial statements is presented in Note 2 to the Company's Consolidated Financial Statements.

     For purposes of this Form 10-QSB/A, and in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each of Items 1 and 2 of Part I of its Form 10-QSB for the three months ended October 31, 2001. This Form 10-QSB does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 October 31,       July 31,
                                                                                    2001             2001
                                                                               ---------------- ---------------
                                                                                 (Unaudited)
                                                                                 (Restated)
Assets
Current Assets:
Cash and cash equivalents                                                        $       11,411     $   15,405
Held-to-maturity investments                                                              7,113          7,207
Accounts receivable, net                                                                    117             96
Inventories                                                                                 588            349
Deferred costs                                                                              172            232
Deferred income taxes                                                                     1,756            936
Prepaid and other current assets                                                            374            272
                                                                               ----------------- --------------
   Total current assets                                                                  21,531         24,497

Property and equipment, net                                                               1,757            428
Deposits on tooling, machinery and other                                                  3,201          3,889
Patents                                                                                   1,773          1,814
                                                                               ----------------- --------------
                                                                                 $       28,262     $   30,628
                                                                               ================= ==============
Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable                                                                 $          695     $    1,081
Accrued liabilities                                                                       2,225          1,577
Accrued income taxes                                                                      1,364          1,664
Deferred revenue                                                                            387            562
                                                                               ----------------- --------------
   Total current liabilities                                                              4,671          4,884

Stockholders' Equity:
  Common stock, $.10 par value; Authorized - 35,000,000 shares; issued -
     16,481,903 shares at October 31, 2001 and 16,450,759 shares at
     July 31, 2001                                                                        1,648          1,645
  Additional paid-in capital                                                             26,593         26,596
  Retained earnings                                                                         663          2,816
                                                                               ----------------- --------------
                                                                                         28,904         31,057
  Treasury stock, at cost (1,497,100 shares)                                             (5,313)        (5,313)
                                                                               ----------------- --------------
         Total stockholders' equity                                                      23,591         25,744
                                                                               ----------------- --------------
                                                                                 $       28,262     $   30,628
                                                                               ================= ==============


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                               Three Months Ended October 31,
                                                                              ---------------------------------
                                                                                    2001             2000
                                                                              ---------------------------------
                                                                                 (Restated)

Net sales                                                                        $        281      $        4
Cost of goods sold                                                                        290               2
                                                                              ---------------------------------
   Gross profit                                                                            (9)              2

Selling, general and administrative expenses                                            3,074           3,414
Research and development                                                                  124             242
                                                                              ---------------------------------

   Total operating expenses                                                             3,198           3,656
                                                                              ---------------------------------

Operating loss                                                                         (3,207)         (3,654)

Other income:
   Gain on sale of affiliate capital stock                                                --           40,263
   Interest and other                                                                     234              94
                                                                              ---------------------------------
                                                                                          234          40,357
                                                                              ---------------------------------

Income (loss) before provision (benefit) for income taxes                              (2,973)         36,703

Provision (benefit) for income taxes                                                     (820)         14,100
                                                                              ---------------------------------

Net income (loss)                                                                $     (2,153)     $   22,603
                                                                              =================================


Net income (loss) per common share, basic                                        $      (0.14)     $     1.39
                                                                              =================================
Net income (loss) per common share, diluted                                      $      (0.14)     $     1.27
                                                                              =================================

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                               Three Months Ended October 31
                                                                              ---------------------------------
                                                                                    2001             2000
                                                                              ---------------------------------
                                                                                 (Restated)
Operating activities:
 Net income (loss)                                                              $     (2,153)      $   22,603
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                                         121              148
   Deferred compensation amortization                                                     --              204
   Deferred income taxes                                                                (820)           2,045
   Gain on sale of affiliate stock                                                        --          (40,263)
   Changes in operating assets and liabilities:
     Decrease in cash restricted for purchase of inventory                                --              354
     Accounts receivable                                                                 (21)            (109)
     Inventories, prepaid and other assets                                              (281)            (536)
     Accounts payable and other current liabilities                                     (213)          11,688
     Other                                                                                --               12
                                                                              ---------------------------------
       Net cash used in operating activities                                          (3,367)          (3,854)

 Investing activities:
 Proceeds from sale of affiliate stock                                                    --           49,245
 Proceeds from held to maturity securities                                                94               --
 Purchase of held to maturity securities                                                  --           (7,864)
 Purchase of property and equipment                                                     (721)            (170)
                                                                              ---------------------------------
       Net cash provided by (used in) investing activities                              (627)          41,211

 Financing activities:
 Purchase of treasury stock                                                               --             (925)
 Proceeds from exercise of common stock options                                           --                8
                                                                              ---------------------------------
       Net cash used in financing activities                                              --             (917)
                                                                              ---------------------------------

 Increase (decrease) in cash and cash equivalents                                     (3,994)          36,440

 Cash and cash equivalents, beginning of period                                       15,405            2,010
                                                                              ---------------------------------
 Cash and cash equivalents, end of period                                       $     11,411       $   38,450
                                                                              =================================

Supplemental Cash Flow Information:

Income taxes paid                                                               $        300       $       --
Noncash transactions - exercise of stock options                                           3               14

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

Held-To-Maturity Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. At October 31, 2001 and July 31, 2001, all of the Company's investments are classified as held-to-maturity. (See Note 3).

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

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements". As the Company's products are sold subject to rights of return of generally up to 90 days, and, as the Company does not have a sufficient sales history on which to base an estimated rate of returns, revenue is not recognized until the expiration of the return period. As of October 31, 2001 and July 31, 2001, deferred revenue was approximately $387,000 and $562,000, respectively. The related cost of the inventory shipped of approximately $172,000 and $232,000 at October 31, 2001 and July 31, 2001, respectively, has also been deferred, to be recognized concurrent with the recognition of the related revenue.

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

2.  Restatement of Previously Reported Results

     The Company is amending and restating its Form 10-QSB for the three months ended October 31, 2001 to reclassify certain revenues for sales made during the three months ended October 31, 2001 as deferred revenues and to correct inadvertent arithmetic errors related to accrued interest on the Company's held-to-maturity investments. The restatement results in net a loss of $0.14 per share instead of a net loss of $0.13 per share as originally reported. In February 2002, the Company received notification from one of its customers of its intention to return certain of the Company's products due to the products' approaching shelf-life expiration. The Company determined that based on the special return provisions given by the Company to this customer, the Company had previously recognized approximately $250,000 of revenues in the three months ended October 31, 2001 which should have been classified as deferred revenues. The related cost of inventory shipped of $114,000 has also been reclassified as deferred costs. In addition, the Company inadvertently overstated accrued interest income on its held-to-maturity investments in the three months ended October 31, 2001, due to an arithmetic error, by the amount of $106,000.

3.   Investments

     At October 31, 2001, the Company's investments are comprised of U.S. corporate debt securities with a total amortized cost of $7,113,000 and scheduled maturities in January 2002. The estimated fair market value of these securities at October 31, 2001 was $7,121,000, based on quoted market values, resulting in an unrealized gain of $8,000. At October 31, 2001, all of the Company's investments are classified as held-to-maturity.

4.   Inventories

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

5.   Investment in Affiliate

     In August and October 2000, the Company sold all of its remaining ownership in Rosch AG, a former German affiliate. In August 2000, the Company sold 332,000 shares of common stock of Rosch AG, and in October 2000, the Company sold all 936,750 of its then remaining shares for aggregate net proceeds of $49,245,000, and recognized a net gain on the sales of $40,263,000.

6.   Earnings (Loss) per Share

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

                                                      Three Months Ended
                                                          October 31
                                               ---------------------------------
                                                     2001             2000
                                               ----------------- ---------------
                                                  (Restated)
        Basic:
           Net income (loss)                       $    (2,153)    $    22,603
                                               ================= ===============

        Weighted-average shares                         14,985          16,244
                                               ================= ===============

        Basic earnings (loss) per share            $    (0.14)     $      1.39
                                               ================= ===============
        Diluted:
           Net income (loss)                       $    (2,153)    $    22,603
                                               ================= ===============

        Weighted-average shares                         14,985          16,244

           Effect of dilutive securities:
             Stock options                                  --           1,174
             Warrants                                       --             318
                                               ----------------- ---------------

           Dilutive potential common shares                 --           1,492
                                               ----------------- ---------------

        Weighted average shares, as adjusted            14,985          17,736
                                               ================= ===============

        Diluted earnings (loss) per share          $    (0.14)     $      1.27
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

8.   Reduction in Force

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

9.   Subsequent Events

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

Restatement of Previously Reported Results

     The Company is amending and restating its Form 10-QSB for the three months ended October 31, 2001 to reclassify certain revenues for sales made during the three months ended October 31, 2001 as deferred revenues and to correct inadvertent arithmetic errors related to accrued interest on the Company's held-to-maturity investments. The restatement results in net a loss of $0.14 per share instead of a net loss of $0.13 per share as originally reported. In February 2002, the Company received notification from one of its customers of its intention to return certain of the Company's products due to the products' approaching shelf-life expiration. The Company determined that based on the special return provisions given by the Company to this customer, the Company had previously recognized approximately $250,000 of revenues in the three months ended October 31, 2001 which should have been classified as deferred revenues. The related cost of inventory shipped of $114,000 has also been reclassified as deferred costs. In addition, the Company inadvertently overstated accrued interest income on its held-to-maturity investments in the three months ended October 31, 2001, due to an arithmetic error, by the amount of $106,000.

Results of Operations (as Restated)

     Consolidated net sales ("sales") were $281,000 for the three months ended October 31, 2001 compared to $4,000 for the three months ended October 31, 2000. The sales increase in the current quarter reflects the impact of sales through the Company's distribution partners (Rite-Aid and CVS). Although full-scale market introduction of the INJEX System occurred in July 2000, the majority of the sales occurred in the second half of the prior fiscal year, as the Company increased its retail distribution network and established managed care coverage.

     Cost of sales for the three months ended October 31, 2001 and 2000 were $290,000 and $2,000, respectively. Although cost of sales as a percentage of sales increased in the current quarter to 76.1% from 50.0% in the prior year first quarter, gross margins continue to be impacted by manufacturing inefficiencies resulting primarily from start-up costs and low production volumes. The Company continues to make investments in its production infrastructure which negatively impact cost of sales and related gross margins at the current sales volumes. The Company also expects the introduction of improved production equipment and tooling in the current fiscal year will improve certain manufacturing inefficiencies and better enable it to satisfy larger production volumes. However, its high cost structure will continue until demand for the Company's products enables it to achieve greater production volumes.

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

     Net loss for three months ended October 31, 2001 was $2,153,000, or $0.14 per share, compared to net income of $22,603,000, or $1.39 per share, for the three months ended October 31, 2000. Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective periods. The decrease is primarily attributable to net gains on the prior year sales of Rosch AG capital stock of approximately $40.3 million. Investment income provided a partial offset to the net operating losses of approximately $234,000 in the three months ended October 31, 2001.

     The Company's provision (benefit) for income taxes for the three months ended October 31, 2001 and 2000 is ($820,000) and $14,100,000, respectively. The current year tax benefit is based on the Company's ability to carryback the operating losses incurred in the current year to recapture a portion of the taxes paid in fiscal year 2001.

Liquidity and Capital Resources

     At October 31, 2001, the Company had working capital of $16.9 million, compared to working capital of $19.6 million at July 31, 2001. The decrease of approximately $2.7 million resulted primarily from the net effect of Company's first quarter operating losses, combined with the additional expenditure on its tooling and automation manufacturing equipment. The Company continues to fund the manufacture of the production tools and automation machinery necessary for high-volume, fully-automated production of the INJEX 30 and 50 Systems components.

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

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holder

         None.

Item 5. Other Information

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

(a)      Exhibits

              None

(b)      Reports on Form 8-K:

              None


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUIDYNE CORPORATION

                                  (Registrant)


Dated: March 13, 2002         By:   /s/ Marcus R. Rowan
                                  ---------------------------------
                                  Marcus R. Rowan
                                  Chief Executive Officer



                              By:   /s/ Jeffery B. Weinress
                                  ---------------------------------
                                  Jeffery B. Weinress
                                  Chief Financial Officer
                                  (principal financial and accounting officer)