Form 10QSB
period 2002-01-31
EQUIDYNE CORP
filed 2002-03-18
CIK 352281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934.

                 For the Quarterly Period Ended January 31, 2002

        __      TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934.

                  For the Transition Period From ____ to _____

                          Commission File Number 0-9922

                              EQUIDYNE CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                               04-2608713
------------------------------------                -------------
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

As of February 28, 2002, the Issuer had only one class of Common Stock, of which there were 14,984,803 shares outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  ---      ---

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT - FORM 10-QSB
                   THREE AND SIX MONTHS ENDED JANUARY 31, 2002

                                TABLE OF CONTENTS


                                   PART I                                  Page

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          11

                            PART II

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16
         Signatures                                                         17

PART I  -  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 January 31,       July 31,
                                                                                    2002             2001
                                                                               ---------------- ---------------
                                                                                 (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                                                        $       15,601     $   15,405
Held-to-maturity investments                                                                --           7,207
Accounts receivable, net                                                                     95             96
Inventories, net                                                                            461            349
Deferred costs                                                                               54            232
Deferred income taxes                                                                     4,212            936
Prepaid and other current assets                                                            309            272
                                                                               ----------------- --------------
   Total current assets                                                                  20,732         24,497

Property and equipment, net                                                                 184            428
Deposits on tooling, machinery and other                                                    101          3,889
Patents, net                                                                              1,733          1,814
                                                                               ----------------- --------------
                                                                                 $       22,750     $   30,628
                                                                               ================= ==============
Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable                                                                 $          441     $    1,081
Accrued liabilities                                                                       2,713          1,577
Accrued income taxes                                                                      1,364          1,664
Deferred revenue                                                                            380            562
                                                                               ----------------- --------------
   Total current liabilities                                                              4,898          4,884

Stockholders' Equity:
Common stock, $.10 par value; authorized - 35,000,000 shares; issued -
  16,481,903 shares at January 31, 2002 and 16,450,759 shares at July
  31, 2001                                                                                1,648          1,645
Additional paid-in capital                                                               26,593         26,596
Retained earnings (deficit)                                                              (5,076)         2,816
                                                                               ----------------- --------------
                                                                                         23,165         31,057
Treasury stock, at cost (1,497,100 shares)                                               (5,313)        (5,313)
                                                                               ----------------- --------------
  Total stockholders' equity                                                             17,852         25,744
                                                                               ----------------- --------------
                                                                                 $       22,750     $   30,628
                                                                               ================= ==============


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                             Three Months Ended                   Six Months Ended
                                                                 January 31,                         January 31,
                                                       --------------------------------    --------------------------------
                                                             2002            2001                2002            2001
                                                       --------------------------------    --------------------------------

Net sales                                                 $       124      $       49         $       405      $       53
Cost of goods sold                                                276             246                 566             248
                                                       --------------------------------    --------------------------------
   Gross profit (loss)                                           (152)           (197)               (161)           (195)

Selling, general and administrative expenses                    2,326           3,305               5,250           6,719
Research and development                                          171             124                 295             366
Inventory write-down                                              295             656                 295             656
Asset impairment and other restructure charges                  5,361              --               5,511              --
                                                       --------------------------------    --------------------------------

   Total operating expenses                                     8,153           4,085              11,351           7,741
                                                       --------------------------------    --------------------------------

Operating loss                                                 (8,305)         (4,282)            (11,512)         (7,936)

Other income:
   Gain on sale of affiliate capital stock                        --               --                 --           40,263
   Interest and other                                             111             695                 345             789
                                                       --------------------------------    --------------------------------
                                                                  111             695                 345          41,052
                                                       --------------------------------    --------------------------------

Income (loss) before provision (benefit) for income            (8,194)         (3,587)            (11,167)         33,116
   taxes

Provision (benefit) for income taxes                           (2,455)         (1,255)             (3,275)         12,845
                                                       --------------------------------    --------------------------------

Net income (loss)                                         $    (5,739)     $   (2,332)        $    (7,892)     $   20,271
                                                       ================================    ================================


Net income (loss) per common share, basic                 $     (0.38)     $    (0.15)        $     (0.53)     $     1.28
                                                       ================================    ================================
Net income (loss) per common share, diluted               $     (0.38)     $    (0.15)        $     (0.53)     $     1.19
                                                       ================================    ================================

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                      Six Months Ended
                                                                                         January 31
                                                                              ---------------------------------
                                                                                    2002             2001
                                                                              ---------------------------------
Operating activities:
 Net income (loss)                                                              $     (7,892)      $   20,271
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                                         353              257
   Deferred compensation amortization                                                     --              327
   Deferred income taxes                                                              (3,276)           2,045
   Asset impairment and other restructure charges                                      5,278               --
   Gain on sale of affiliate stock                                                        --          (40,263)
   Changes in operating assets and liabilities:
     Decrease in cash restricted for purchase of inventory                                --              354
     Accounts receivable                                                                   1              (84)
     Inventories, prepaid and other assets                                                29             (599)
     Accounts payable and other current liabilities                                       14            5,019
                                                                              ---------------------------------
       Net cash used in operating activities                                          (5,493)         (12,673)

 Investing activities:
 Proceeds from sale of affiliate stock                                                    --           49,245
 Proceeds from held to maturity securities                                             7,207               --
 Purchase of held to maturity securities                                                  --          (22,527)
 Purchase of property and equipment                                                   (1,518)            (278)
                                                                              ---------------------------------
       Net cash provided by investing activities                                       5,689           26,440

 Financing activities:
 Purchase of treasury stock                                                               --           (4,573)
 Proceeds from exercise of common stock options                                           --               68
                                                                              ---------------------------------
       Net cash used in financing activities                                              --           (4,505)
                                                                              ---------------------------------

 Increase in cash and cash equivalents                                                   196            9,262

 Cash and cash equivalents, beginning of period                                       15,405            2,010
                                                                              ---------------------------------
 Cash and cash equivalents, end of period                                       $     15,601       $   11,272
                                                                              =================================

Supplemental Cash Flow Information:

Income taxes paid                                                               $        301       $       --
Noncash transactions - stock options issued for services                                  --              328
Noncash transactions - exercise of stock options                                           3               14

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Description of Business and Summary of Significant Accounting Policies

Description of Business

     Equidyne Corporation (the "Company") is engaged in developing, manufacturing and selling patented, needle-free drug delivery systems. In May 1998, the Company acquired Equidyne Systems, Inc. ("ESI") which was engaged in the development of the INJEX(TM) System, a reusable needle-free drug delivery system. Since January 1999, the Company has focused on the INJEX System and disposed of or discontinued its earlier product lines.

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended July 31, 2001. Interim results are not necessarily indicative of those to be expected for the full year.

     The consolidated financial statements include the accounts of Equidyne Corporation and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

     Certain reclassifications have been made to prior periods results to conform to current period classifications.

Cash and Cash Equivalents

     For the purpose of reporting cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The carrying amounts reported in the balance sheets for cash and cash equivalents approximates their fair value.

Held-To-Maturity Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. During January 2002, the Company's held-to-maturity investments matured.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements". As the Company's products are sold subject to rights of return of generally between 90 days and 180 days, as defined by the sales agreement. In addition, the Company's INJEX System has a limited shelf life, and certain retailers and wholesalers can return these products to the Company up to six months beyond this expiration date. As a result of these rights of return and the current availability of historical trends in sales and product returns, the Company defers recognition of revenues and the related cost of inventory shipped until expiration of such rights of return. As of January 31, 2002 and July 31, 2001, deferred revenue was approximately $380,000 and $562,000, respectively. The related cost of the inventory shipped of approximately $54,000 and $232,000 at January 31, 2002 and July 31, 2001, respectively, has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Equidyne believes the adoption of FAS 144 will not have a material impact on its financial position or results of operations.

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

2.   Inventories

     Inventories consist of the following (in thousands):

                                        January 31,        July 31,
                                            2002             2001
                                      ----------------- ---------------

        Raw materials                     $       264     $       396
        Finished goods                            372             761
                                      ----------------- ---------------
                                                  636           1,157
        Inventory reserves                       (175)           (808)
                                      ----------------- ---------------
                                          $       461     $       349
                                      ================= ===============

3.   Investment in Affiliate

     In the first quarter of fiscal 2001, the Company sold all of its remaining ownership in Rosch AG, a former German affiliate. The Company sold 1,268,750 shares of common stock of Rosch AG for aggregate net proceeds of $49,245,000, and recognized a net gain on the sale of $40,263,000.

4.   Earnings (Loss) per Share

     Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the effect of dilutive securities, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three and six months ended January 31, 2002 and three months ended January 31, 2001, due to their anti-dilutive effect. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                Three Months Ended                        Six Months Ended
                                                    January 31,                              January 31,
                                          ----------------------------------       --------------------------------
                                                2002             2001                   2002            2001
                                          ----------------------------------       --------------------------------

Basic:
   Net income (loss)                         $    (5,739)      $   (2,332)            $    (7,892)    $   20,271
                                          ==================================       ================================

Weighted-average shares                           14,985           15,577                  14,985         15,846
                                          ==================================       ================================

Basic earnings (loss) per share              $     (0.38)      $    (0.15)            $     (0.53)    $     1.28
                                          ==================================       ================================

Diluted:
   Net income (loss)                         $    (5,739)      $   (2,332)            $    (7,892)    $   20,271
                                          ==================================       ================================

Weighted-average shares                           14,985           15,577                  14,985         15,846

   Effect of dilutive securities:
     Stock options                                   --                --                     --             917
     Warrants                                        --                --                     --             313
                                          ----------------------------------       --------------------------------

   Dilutive potential common shares                  --                --                     --           1,230

Weighted average shares, as adjusted              14,985           15,577                  14,985         17,076
                                          ==================================       ================================

Diluted earnings (loss) per share            $     (0.38)      $    (0.15)            $     (0.53)    $     1.19
                                          ==================================       ================================

     Options to purchase 748,858 shares of common stock at prices ranging from $3.81 to $7.00 per share were outstanding at January 31, 2001, but were not included in the computation of diluted earnings per share for the six months ended January 31, 2001, because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

5.   Contingencies

     In September 2001, Olpe Jena filed a Complaint in United States District Court, Southern District of California, against ESI, seeking damages in excess of $1,880,000 for termination of its contract to manufacture injectors and reset boxes. On October 18, 2001, ESI filed an Answer denying the material allegations of the Complaint and asserting various counter-claims against Olpe Jena. In February 2002, the Company and Olpe

Jena reached a settlement under which the Company agreed to pay $695,000 to complete the purchase of injectors and reset boxes that Olpe Jena had manufactured, but not delivered prior to contract termination in December 2000. Of the $695,000 settlement, $400,000 was charged to operations in the fourth quarter of fiscal year 2001. The remaining $295,000 is shown as a separate component of operating expenses in the caption "inventory write-down" in the accompanying Statement of Operations. The $695,000 settlement is included in accrued liabilities as of January 31, 2002 in the accompanying Balance Sheet.

     In February 2002, a former non-executive officer of the Company filed a complaint in United States District Court, Northern District of Georgia, against the Company, asserting claims of breach of contract and age discrimination under the federal Age Discrimination in Employment Act. The complaint seeks unspecified amounts of back pay (including wages, benefits and stock options), front pay, compensatory damages, fees and costs. The Company is currently evaluating the claim and has until April 4, 2002 to respond.

     In the ordinary course of conducting its business, the Company has become subject to litigation and claims on various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to materially adversely affect the Company's financial condition or results of operations.

6.   Asset Impairment and Other Restructure Charges

     During the second quarter of fiscal 2002, the Company's Board of Directors appointed Marcus R. Rowan, a director of the Company, as Chief Executive Officer and appointed Mark C. Myers, a consultant to the Company, as President. The new executive management began an evaluation of the Company's technologies, markets and production capabilities. They concluded that a change in the strategic focus of the Company was necessary as the Company's production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. The evaluation also found that the Company's research program had made progress in developing disposable systems (both pre-filled and variable dosage products) that could potentially serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical and biotech companies.

     As a result of a Board decision to change the Company's strategic direction, the Company recorded a $5.4 million pre-tax charge related to asset impairment losses and other restructure costs in the second quarter of fiscal 2002. Of the second quarter charges, $5.3 million relates to a loss due to the impairment of value of certain assets. Based on the present level of sales, management concluded that it had more than enough inventory on hand to meet its foreseeable demands. Thus, the Company no longer had a current need for its high-volume, automated manufacturing equipment. In accordance with the provisions of FAS 144, the Company determined that the expected undiscounted cash flows from such fixed assets were substantially less than the carrying values of the assets. Management further concluded that given the highly specialized and customized nature of this equipment, it likely had no significant resale or scrap value. Thus, the entire carrying value of such assets have been written-off. Additionally, the Company recorded a charge of approximately $0.1 million for employee severance and excess facility costs. The Company believes this restructuring will be completed before the end of its next fiscal quarter ending April 30, 2002.

     In the first quarter of fiscal 2002, in connection with a change in the Company's sales and marketing strategies, the Board of Directors approved a reduction in the Company's sales force by 18 employees. Severance packages were offered to terminated employees. This resulted in a pre-tax charge to operations of approximately $150,000. Such charges have been reclassified to other restructure costs in the Company's Statement of Operations for the six months ended January 31, 2002 to conform to current period presentation.

Detail of the pre-tax asset impairment and other restructuring charges (in thousands) is shown in the following table:

                                                   Charges for
                                                    six months
                                                      ended                                         Balance as of
                                 Balance as of      January 31,                      Charges         January 31,
                                 July 31, 2001        2002            Cash Paid   against assets        2002
                               ------------------------------------------------------------------------------------

Asset impairment                  $        --       $    5,278     $       --     $      (5,278)    $        --
Employee severance                         --              193            (55)               --             138
Excess facility costs                      --               40             --                --              40
                               ------------------------------------------------------------------------------------
   Total asset impairment
     and restructure costs        $        --       $    5,511     $      (55)    $      (5,278)    $       178
                               ====================================================================================

     The accrued restructure charges of $178,000 are included in accrued liabilities in the accompanying balance sheet as of January 31, 2002.

7.   Prior Year Inventory Write-down

     During fiscal 2001, the Company made certain improvements to the INJEX 30 injector and reset box. As a result of these improvements, management made a decision to sell only the improved versions of the products, thus rendering any previous versions obsolete. This decision resulted in the write-down in the second quarter of the prior year certain of its inventory to its net realizable value. This prior year write-down resulted in a charge to operations of $656,000.

8.   Exchange Program

     In November 2001, the Company commenced a voluntary exchange program with certain of its existing customers, offering to provide free of charge a new INJEX 30 injector and an updated instruction manual, training video and carrying case. This upgrade will increase the durability and life of the product as well as assist in its proper use and storage. The program, which was completed in January 2002, cost approximately $290,000 (including the cost of inventory and outside service costs) and was included in selling, general and administrative expenses for the three months ended January 31, 2002 in the accompanying Statement of Operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for research and development innovations, strategic corporate relationships, future sales of the Company's products in the domestic diabetes market, sales into new domestic and international markets, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that the Company will not have sufficient cash to sustain itself to the time, if ever, that it is profitable from operations, the Company's possible need for additional financing and uncertainties related to the time required to complete research and development, the risk that research and development efforts of the Company will not produce desired results at all or on a timely basis, the Company will not be able to obtain the necessary patents to protect its intellectual property or that such patents will provide the anticipated legal protection, the Company will not be able to successfully license it products or attract strategic partners, the Company will not obtain necessary clinical data and government clearances, the Company meeting the current and future regulatory compliance rules of the FDA and other agencies overseeing the Company's operations and products, and to gain marketplace acceptance of its products or, changes in health care or reimbursement regulation, and changes in foreign economic conditions or currency translation.

     Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

Overview

     Since fiscal year 2000, the Company's focus has been centered on the sales, marketing and production of its reusable INJEX 30 System and planning the introduction of the reusable INJEX 50 System, which received marketing clearance from the U.S. Food and Drug Administration in March 2001. The Company launched its INJEX 30 System to the U.S. diabetes market in July 2000, utilizing a 50-person direct sales force. Since this original launch, the Company entered into distribution agreements with several large distribution partners to expand distribution channels and obtained Generic Product Indicator ("GPI") codes for the purpose of facilitating reimbursement through health insurance plans and pharmacy benefit managers. To meet the anticipated demand for its INJEX products, the Company entered into supply arrangements with contract manufacturers and began to build automated, high-volume machinery, equipment and tools in fiscal 2000. Over the past two years, the Company has invested over $5 million into the development of machinery to manufacture and assemble the plastic components of its INJEX ampules and vial adapters.

     During the second quarter of fiscal 2002, the Company's Board of Directors appointed Marcus R. Rowan, a director of the Company, as Chief Executive Officer and appointed Mark C. Myers, a consultant to the Company, as President. The new executive management began an evaluation of the Company's technologies, markets and production capabilities. They concluded that a change in the strategic focus of the Company was necessary as the Company's production systems were not cost effective nor were its sales and marketing programs generating satisfactory results. The evaluation also found that the Company's research program had made progress in developing disposable systems (both pre-filled and variable dosage products) that could potentially serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical and biotech companies.

     As a result of the decision to change in the Company's strategic direction, the Company recorded a $5.4 million pre-tax charge related to asset impairment losses and other restructure costs in the second quarter of fiscal 2002. Of the second quarter charges, $5.3 million relates to a loss due to the impairment of value of certain non-operating assets. Based on the present level of sales, management concluded that it had more than enough inventory on hand to meet its foreseeable demands. Thus, the Company no longer had a current need for its high-volume, automated manufacturing equipment. In accordance with the provisions of FAS 144, the Company determined that the expected undiscounted cash flows from such fixed assets were substantially less than the carrying values of the assets. Management further concluded that given the highly specialized and customized nature of this equipment, it likely had no significant resale or scrap value. Thus, the entire carrying value of such assets have been written-off. Additionally, the Company recorded a charge of approximately $0.1 million for employee severance and excess facility costs. The Company believes the restructuring will be completed before the end of its next fiscal quarter ending April 30, 2002.

     While the Company will continue sales of the INJEX 30 System into the diabetes market from its existing inventories, the Company has begun to expand its research and development programs and increase its efforts to develop strategic partnerships and licensing arrangements with pharmaceutical and biotech companies. Through an agreement with the Company's former affiliate, Rosch AG, the Company has participated in a licensing arrangement with Pharmacia for the worldwide use of the INJEX System for human growth hormone treatment. The Company believes more shareholder value can be derived from licensing its intellectual property than from its retail sales activities, and the focus of the Company will shift from an exclusive focus on its reusable INJEX devices to one which places additional emphasis on technology development and licensing opportunities. As part of this change in focus, the Company has postponed ramping up manufacturing of the INJEX 50 System pending successful development of a strategic partnership or licensing arrangement designed to facilitate the introduction of the INJEX 50 System into the market.

Results of Operations

     Consolidated net sales ("sales") were $124,000 for the three months ended January 31, 2002 compared to $49,000 for the three months ended January 31, 2001. Sales were $405,000 and $53,000 for the six months ended January 31, 2002 and 2001. respectively. The sales increase in both the current quarter and year-to-date reflects the impact of sales through the Company's distribution partners (Rite-Aid and CVS). Although full-scale market introduction of the INJEX System occurred in July 2000, the majority of the sales occurred in the second half of the prior fiscal year, as the Company increased its retail distribution network and established managed care coverage.

     Cost of sales for the three and six months ended January 31, 2002 were $276,000 and $566,000, respectively as compared to $246,000 and $248,000, respectively in the three and six month periods in the prior fiscal year. Gross margins continue to be impacted by manufacturing inefficiencies resulting primarily from start-up costs and low production volumes. The current quarter was also impacted by the write-off of certain excess and obsolete inventory. However, its high cost structure will continue until demand for the Company's products enables it to achieve greater production volumes. The prior year cost of sales was impacted by significant pre-production costs and negative margins resulting from limited sales volumes.

     Selling, general and administrative ("SG&A") expenses for the three months ended January 31, 2002 were $2,326,000, a decrease of $979,000, or 30%, from the $3,305,000 in the second quarter of the prior fiscal year. SG&A expenses in for the six months ended January 31, 2002 were $5,250,000, a decrease of $1,469.000, or 22%, from the $6,719,000 in the prior year. The decrease in both the three and six month periods principally reflects the impact on compensation, recruiting and travel related costs as the Company reduced its sales force in April 2001 and again in October 2001 and fewer administrative and executive staff compared to the same period in the prior year. Total employees were reduced from 70 in April 2001 to 20 at the end of January 2002. These savings were offset, in part, by increases in executive compensation from the appointments of Mr. Rowan and Mr. Myers as CEO and President, respectively. The second quarter of the current fiscal year also included payments to Dr. Gavin for his services in conjunction with his arrangement as

Non-Executive Chairman and a $120,000 bonus paid to Mr. Rowan for his services to the Board during the first six months of fiscal 2002. SG&A expenses during the six months ended January 31, 2002, were also impacted by increases in sales and marketing expenses paid under the Company's joint marketing programs with Rite-Aid and CVS totaling approximately $525,000. In the first five months of the prior fiscal year, SG&A expenses included bonus payments totaling $500,000 to two former directors and executive officers of the Company, in accordance with their respective employment agreements, and $325,000 of deferred consulting expense.

     During fiscal 2001, the Company made certain improvements to the INJEX 30 injector and reset box. As a result of these improvements, management made a decision to sell only the improved versions of the products, thus rendering any previous versions obsolete. This decision resulted in the write-down in the second quarter of the prior year certain of its inventory, which had originally been purchased for resale, to its net realizable value. This prior year write-down resulted in a charge to operations of $656,000. In the second quarter of current fiscal year, the Company commenced a voluntary exchange program with certain of its earlier existing customers, offering to provide free of charge a new INJEX 30 injector and an updated instruction manual, training video and carrying case. This upgrade will increase the durability and life of the product as well as assist in its proper use and storage. The cost of the exchange program, including inventory and consulting costs was approximately $290,000 and is included in SG&A expenses for the three months ended January 31, 2002.

     Research and development expenses increased to $171,000 in the three months ended January 31, 2002 from $124,000 in the comparable prior year period. Six month expenditures on research and development decreased to $295,000 from $366,000 in the prior year. The Company's continues its efforts to enhance its needle-free systems, particularly its disposable, single-use model, that would allow the Company to have product offerings that could serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical and biotech companies.

     As a result of the aforementioned change in the Company's strategic direction, the Company recorded a $5.4 million pre-tax charge related to asset impairment losses and other restructure costs in the second quarter of fiscal 2002. Of the second quarter charges, $5.3 million relates to a loss due to the impairment of value of certain non-operating assets (primarily its automated manufacturing equipment and tools). In accordance with the provisions of FAS 144, the Company determined that the expected undiscounted cash flows from such fixed assets were substantially less than the carrying values of the assets. Management further concluded that given the highly specialized and customized nature of this equipment, it likely had no significant resale or scrap value. Thus, the entire carrying value of such assets have been written-off. Additionally, the Company recorded a charge of approximately $0.1 million for employee severance and excess facility costs. Also in the current year second quarter, the Company recorded a charge of $295,000, shown as a separate component of operating expenses in the caption "inventory write-down" in the accompanying Statement of Operations, resulting from the settlement of litigation with a former manufacturer of its injectors and reset boxes.

     The decrease in other income (expense) in the six month period is primarily attributable to net gains on the prior year first quarter sales of Rosch AG capital stock of approximately $40.3 million. Investment income, primarily interest income decreased from the prior year as a result of the decreased average cash and investments on hand and the sharply declining interest rates from the prior year.

     The Company's provision (benefit) for income taxes for the three and six months ended January 31, 2002 is ($2,455,000) and ($3,275,000), respectively, as compared to ($1,255,000) and $12,845,000 in the same periods in the prior year. The current year tax benefit is based on the Company's ability to carryback the operating losses incurred in the current year to recapture a portion of the taxes paid in fiscal year 2001.

Liquidity and Capital Resources

     At January 31, 2002, the Company had working capital of $15.8 million, compared to working capital of $19.6 million at July 31, 2001. Cash used by operating activities in the six months ended January 31, 2002 was $5.5 million as compared to $12.7 million in the six months ended January 31, 2001. In the current period, the use of cash was primarily attributable to operating losses, net of non-cash asset impairment and restructuring charges. The Company received $5.7 million from its investing activities, of which $7.2 million resulted from the proceeds received upon the maturity of its non-cash investments. Capital expenditures in the six months ended January 31, 2002 and 2001 were $1.5 million and $0.3 million, respectively. This increase is attributable to the additional expenditure on its tooling and automation manufacturing equipment. Such large capital expenditures are not expected in the future resulting from both the substantial completion of the manufacturing equipment during the second quarter of fiscal year 2002 and the change in the Company strategic direction.

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

New Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be disposed of" (FAS 121) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Equidyne believes the adoption of FAS 144 will not have a material impact on its financial position or results of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In September 2001, Olpe Jena filed a Complaint in United States District Court, Southern District of California, against ESI, seeking damages in excess of $1,880,000 for termination of its contract to manufacture injectors and reset boxes. On October 18, 2001, ESI filed an Answer denying the material allegations of the Complaint and asserting various counter-claims against Olpe Jena. In February 2002, the Company and Olpe Jena reached a settlement under which the Company agreed to pay $695,000 to complete the purchase of injectors and reset boxes that Olpe Jena had manufactured, but not delivered prior to contract termination in December 2000. Of the $695,000 settlement, $400,000 was charged to operations in the fourth quarter of fiscal year 2001. The remaining $295,000 is shown as a separate component of operating expenses in the caption "inventory write-down" in the accompanying Statement of Operations, and is included in accrued liabilities as of January 31, 2002 in the accompany Balance Sheet.

     In February 2002, a former non-executive officer of the Company filed a complaint in United States District Court, Northern District of Georgia, against the Company, asserting claims of breach of contract and age discrimination under the federal Age Discrimination in Employment Act. The complaint seeks unspecified amounts of back pay (including wages, benefits and stock options), front pay, compensatory damages, fees and costs. The Company is currently evaluating the claim and has until April 4, 2002 to respond.

     In the ordinary course of conducting its business, the Company has become subject to litigation and claims on various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to materially adversely affect the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holder

         None.

Item 5. Other Information

     On March 4, 2002, the Company announced that its 2002 Annual Meeting of Stockholders will be held on May 28, 2002. The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 will be considered untimely under the advance notice provisions of the Company's By-Laws will be March 29, 2002, not March 15, 2002, as previously reported on Form 8-K submitted to the Securities and Exchange Commission on March 4, 2002.

Item 6.  Exhibits and Reports on Forms 8-K

(a)      Exhibits

              None

(b)  Reports on Form 8-K:

          On December 14, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting a change in the Company's independent certifying accountants.

          On January 23, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing the appointments of Marcus R. Rowan as the Company's Chief Executive Officer and Mark C. Myers as the Company's President.


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