Form 10KSB
period 2002-07-31
EQUIDYNE CORP
filed 2002-10-28
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number 0-9922

EQUIDYNE CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2608713 (I.R.S. Employer Identification No.)

11770 Bernardo Plaza Court, Suite 351 San Diego, California (Address of principal executive offices)	92128 (Zip Code)

Issuer’s telephone number, including area code: (858) 451-7001

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.10 par value

Securities registered under Section 12(g) of the Exchange Act:    None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] YES    [   ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company’s revenues for the fiscal year ended July 31, 2002 were $715,000.

The aggregate market value, as at September 30, 2002, of the Common Stock of the Company, its only class, held by non-affiliates of the Company, was approximately $5,085,619, calculated on the basis of the mean between the high and low sales prices of the Company’s Common Stock on the American Stock Exchange on that date. The number of shares outstanding of the Company’s common stock as at September 30, 2002 was 14,984,803.

Transitional Small Business Disclosure Format (check one):    [   ] YES    [X] NO

EQUIDYNE CORPORATION AND SUBSIDIARIES
2002 FORM 10-KSB ANNUAL REPORT

Forward Looking Statements

     Certain statements contained in this Annual Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “strategy” and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our international marketing activities, the success of our strategic corporate relationships, the adoption and use of needle-free technology and the success of our diversification activities. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development activities and our ability to obtain regulatory authorizations for developed products, if any; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products domestically and internationally; difficulties or delays in manufacturing; trends toward managed care and health care cost containment; exposure to product liability and other types of lawsuits and regulatory proceedings; our ability to protect our intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. DESCRIPTION OF BUSINESS

The Company

     Equidyne Corporation (the “Company”) is a holding company, incorporated on January 28, 1977 under the name American Electromedics Corp, and reincorporated in Delaware in 1981. Since its formation, the Company has invested in various medical device companies and technologies. Prior to January 1999, the Company was principally engaged in the manufacture and sale of diagnostic audiometric devices which identify diseases and disorders of the middle ear and in the distribution of intra-oral dental cameras. The Company presently has three wholly-owned subsidiaries: Equidyne Systems, Inc. (“ESI”), a California corporation acquired in May 1998, Equidyne Holdings (“Holdings”), a Massachusetts Business Trust formed in August 2000, and Dynamic Dental Systems, Inc. (“DDS”), a Georgia corporation acquired in May 1998, which is currently inactive. ESI, since its formation in August 1993, has been engaged in developing, manufacturing and selling its patented, needle-free drug delivery systems, principally the reusable INJEX™ System. Since January 1999, the Company has focused on the development of ESI’s needle-free technologies; other lines of business at that time were discontinued or divested. On December 29, 1999, the Company changed its name to Equidyne Corporation.

     The INJEX System consists of a hand-held, spring-powered device that injects drugs from a needle-free syringe through the skin as a narrow, high-pressure stream of liquid. The INJEX System eliminates the need to pierce the skin with a sharp needle, thus reducing the discomfort of needle use and eliminating the risk of accidental needle stick incidents, injuries and the resulting blood-borne pathogen transmission. The Company believes that the INJEX System is smaller, easier to use and less expensive than needle-free injection systems marketed by the majority of the Company’s competitors.

     The Company’s products and manufacturing operations are subject to extensive governmental regulation, both in the United States and abroad. In the United States, the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration (“FDA”) under section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The INJEX System first received FDA 510(k) clearance to market the INJEX System in the United States in 1995.

     Revenues from the sale of the Company’s products have been disappointing since their launch in July 2000. Since August 2000, aggregate product revenues to date have totaled approximately $695,000. Over the past two years, the Company has encountered significant difficulties in implementing its marketing strategies and has attempted to overcome such difficulties by revising its marketing strategies, obtaining stronger distribution partners, improving insurance reimbursement coverage and increasing consumer education programs. Despite such programs, however, product sales have failed to achieve anticipated levels.

     During fiscal 2002, the Company replaced its executive and financial management and began to explore strategic and restructuring alternatives. The new management team undertook a complete evaluation of the entire Company and the needle-free industry. Based on the conclusions reached during this evaluation, the Board of Directors approved the restructuring of the Company. Overhead costs were substantially reduced by eliminating non-essential personnel and expenditures. As a result, fiscal 2002 selling, general and administrative expenses were reduced by almost 50% from fiscal 2001. The Company’s headcount was reduced from 50 at the end of fiscal year 2001 to 10 employees as of September 30, 2002. Furthermore, in fiscal 2002, the Company wrote-off excess inventories and non-operating assets totaling approximately $5.6 million. Of the aforementioned charges, $5.4 million related to a loss due to the impairment of value of certain non-operating assets (primarily its automated manufacturing equipment and tools, which the Company no longer required for on-going production), $0.1 million related to employee severance and excess facility costs.

     During fiscal 2002, the Company focused its efforts on seeking licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical or other interested companies. During fiscal year 2002, the Company recorded $265,000 of licensing and royalty income obtained through an agreement with Rosch AG Medizintechnik, a former wholly-owned subsidiary of the Company. In addition, during the second half of fiscal 2002, the Company began evaluating various diversification strategies, including, but not limited to, investing in business opportunities not necessarily related to the medical device field. This evaluation is on-going.

Recent Developments

Executive Management

     In December 2001, the Board of Directors of the Company appointed one of the Company’s directors, Marcus R. Rowan, as Chief Executive Officer and appointed Mark C. Myers as President. Mr. Myers was subsequently named to the Board of Directors in January 2002. Messrs. Rowan and Myers replaced the Company’s former Chairman, President and Chief Executive Officer, J. Randall Nelson, who retired from the Company and its Board of Directors in July 2001. Coburn Pharr, the Company’s Chief Operating Officer since February 2001, resigned from the Company in April 2002. In August 2001, Dr. James Gavin III became non-executive Chairman of the Board of Directors. Also in August 2001, the Company appointed Jeffery Weinress as its Chief Financial Officer and Treasurer, succeeding Michael Pieniazek in that capacity, though Mr. Pieniazek continued to serve as a Director of the Company until his resignation in November 2001. Thomas A. Slamecka also resigned as a Director in November 2001.

Marketing

     The Company launched the marketing of the INJEX System in July 2000 with a direct sales force of over 50 sales representatives targeting health care professionals treating diabetes. In April 2001, the Company changed its marketing strategy to focus on direct-to-consumer marketing since its sales efforts had not proven cost effective. Implementation of the new strategy included the reduction of the Company’s sales force (by 25 employees in April 2001 and 18 employees in October 2001), the reallocation of the Company’s marketing resources and objectives towards direct-to-consumer advertising and sales support, and increased retail distribution. In May 2001, the Company entered into a $620,000 joint marketing agreement with CVS Corporation (“CVS”), as amended, while continuing its retail distribution through Rite-Aid Pharmacies on a non-exclusive basis. The Company made further reductions in its sales and marketing force between January and March 2002 as it refocused its efforts on strategic relationships.

     After developing an improved version of the INJEX 30 System, the Company decided to commence a voluntary exchange program in November 2001 with certain of its earlier existing customers, offering to provide free of charge a new upgraded INJEX 30 System injector and an updated instruction manual, training video and carrying case. This product upgrade increased the durability and life of the product as well as assisted consumers in its proper use and storage.

Capital Stock Transactions

     In August 2000, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to purchase, through January 31, 2001, up to 1,000,000 shares of the Company’s Common Stock on the open market from time to time at management’s discretion, based upon market conditions. In January 2001, the Board of Directors extended the repurchase plan through July 31, 2001 and authorized the purchase of up to 500,000 additional shares. Under the plan, the Company repurchased 1,497,100 shares of Common Stock through July 31, 2001, for a total cost of approximately $5,313,000.

     On December 8, 2000, the Company announced that its application for listing its Common Stock on the American Stock Exchange (“AMEX”) had been approved. Since December 15, 2000, the Company’s Common Stock has been traded on the AMEX under the symbol “IJX”.

     On January 11, 2001, the Company held its Annual Meeting of Stockholders, at which time the stockholders approved an amendment to the Company’s 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance pursuant to the exercise of stock options thereunder from 700,000 to 1,500,000.

     On January 22, 2001, the Board of Directors adopted a Stockholder Rights Plan, pursuant to which a dividend was declared of one preferred share purchase right (“Right”) for each outstanding share of Common Stock and for each share of Common Stock issued thereafter. Each Right entitles the registered holder to purchase one one-hundredth of a share of the Company’s Series C Preferred Stock, $.01 par value, at a purchase price of $40.00 per Right. The Rights will be exercisable only if a person or group (1) acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (2) commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. Until that time, the Rights will be evidenced by and will trade with the shares of Common Stock. The Rights will expire on January 21, 2011 unless the Company first redeems or exchanges them.

     On May 28, 2002, the Company held its Annual Meeting of Stockholders, at which time the stockholders approved the 2002 Long Term Incentive and Share Award Plan providing for the issuance of up to 1,000,000 shares of the Company’s common stock. The plan is administered by the Company’s Board of Directors or Compensation Committee. Options granted under this Plan may be either incentive stock options or non-qualified stock options which may be granted to employees, officers, directors or consultants of the Company. Options are exercisable as determined at the time of grant, and the exercise price of all the options cannot be less than the fair market value at the date of grant.

Divestiture of Rosch AG.

     A former wholly-owned German subsidiary of the Company, Rosch AG Medizintechnik (“Rosch AG”), markets the INJEX System in Europe. In July 1999, a Germany-based investment-banking firm purchased a 25% interest in Rosch AG for $1.5 million in cash. In November 1999, the Company sold its European rights to the INJEX System, including the related patents and trademarks, to Rosch AG for $750,000. In February 2000, Rosch AG completed an initial public offering (the “IPO”) of 1,263,950 shares on the Neuer Market, a segment of the Frankfurt (Germany) Stock Exchange. The Company also sold certain of its Rosch AG shares in the IPO, and received proceeds of approximately $11.1 million. In August 2000, the Company sold 332,000 additional shares of Rosch AG stock for approximately $10 million. In October 2000, the Company sold its remaining 936,750 shares of

Rosch AG for approximately $40 million. Aggregate net proceeds received from these transactions in fiscal 2000 and 2001 were $63,550,000, and the aggregate pre-tax gain on the sales was $52,947,000.

Needle-Free Injection Systems

     Medications are currently delivered using various methods, each of which has both advantages and limitations. The most commonly used drug delivery techniques include oral ingestion, intravenous infusion, subcutaneous, intradermal and intramuscular injection, inhalation and transdermal “patch” diffusion. Many drugs are effective only when injected. Published data indicates that more than 1.7 billion needle-syringes are sold annually in the United States. The Company estimates that approximately 80% of these syringes are used for subcutaneous or intramuscular injections up to 1 milliliter (“ml”).

     Injections using traditional needle-syringes have various shortcomings, including: (i) the risk of needlestick injuries; (ii) the patients’ aversion to needles and discomfort; and, (iii) the costs of disposing of used syringes as “medical waste.” The most dangerous of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient’s blood accidentally penetrates a healthcare worker’s skin. Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and hepatitis B. Published data estimate that approximately 600,000 needlestick injuries occur in the United States each year.

     Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries has increased. For example, the United States Occupational Safety and Health Administration (“OSHA”) issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations require implementing “engineering and work practice controls” to “isolate or remove blood-borne pathogen hazards from the workplace.” Among the required controls are special handling and disposal of contaminated “sharps” (such as needles, syringes, scalpels and lancets, razor blades, contaminated glass and plastic ware, and other contaminated items that could potentially puncture a disposal bag) in biohazardous “sharps” containers and follow-up testing for victims of needlestick injuries. To date, approximately 18 states, with additional states pending, and OSHA have adopted legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needlestick injuries.

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

     In an effort to protect healthcare workers from needlestick injuries, many healthcare facilities have adopted more expensive, alternative technologies. One such technology is an intravenous (“IV”) port that permits medication to be injected directly into an IV line without requiring the use of a sharp needle for each administration. Another is use of one of a variety of “safety syringes.” These are generally disposable needle-syringes with a plastic sheath mechanism intended to cover the needle after use or with a needle that retracts after use. While these technologies can help to reduce accidental needlesticks, they do not eliminate the risk. Because INJEX System ampules are needle-free, they completely eliminate the risk of accidental needlesticks.

     Finally, disposing of “sharps” requires special handling by healthcare workers and is very expensive (requiring special equipment to ensure complete destruction of the waste and preventing any emission of contaminated liquid or gaseous wastes). Because INJEX System ampules are needle-free, they can be disposed of as ordinary waste without the attendant costs and special handling required for “sharps.”

Description of the Company’s Products

     The INJEX 30 System is a patented, FDA-approved, needle-free injection system that consists of four components: the INJEX 30 System stainless steel injector is approximately the size of a felt-tipped pen, is spring-loaded, reusable and features a dual safety to prevent accidental release; a reset-box to reset the spring in the injector; a transparent, sterile .3 ml ampule (a syringe-like plastic tube without a needle) which has a measurement scale on the outside to reflect the volume of the medication drawn and which is filled prior to injection and discarded in normal waste containers after use; and a sterile vial adapter used to transfer medication from multi-dose vials into the ampule. An INJEX System Starter Kit includes injector, reset box, 8 disposable ampules and 2 disposable vial adapters. Additional disposable ampules and vial adapters can be purchased as needed.

     To use the INJEX 30 System, a patient or medical professional draws the prescribed amount of medication up to .3 ml into the ampule from a vial of medicine via the vial adapter and then screws the ampule into the injector. After the manual safety has been moved to the “safe off” position, a simple pressing of the trigger releases a spring that generates high pressure inside the unit. This pressure forces the medication out of the ampule through a hole the diameter of a human hair, at a speed of approximately 350 mph. This “jet stream” of medication is designed to travel just to the subcutaneous level of the skin with very little or none of the pain and discomfort associated with traditional needle injections.

     The INJEX 50 System was cleared for use by the FDA in March 2001. It is similar to the INJEX 30 System, but has a capacity to deliver up to .5 ml of medication. The Company believes that the INJEX 50 System facilitates usage where dosages are often greater than .3 ml, such as local anesthesia, vaccinations, and other subcutaneous therapies.

     A disposable system was approved for use by the FDA in June 2001. Unlike the Company’s other systems, which include a multiple-use injector/reset box and single-use, disposable medication ampules, the new, fully disposable device does not require a reset box or disposable ampule, thereby offering added convenience and ease of use. Proprietary design features in this system prevent re-use of the device.

     The Company has also designed a pre-fillable, glass-lined ampule for use with either its reusable or disposable devices. This newly developed pre-filled, glass-lined ampule, coupled with the disposable system, is designed for applications in short-term injectable drug therapies administered by patients at home as well as certain subcutaneous vaccines.

     Dates have not yet been established for the commencement of marketing and large-scale production of the INJEX 50 System, the disposable system or pre-filled ampules as the Company continues its efforts to consummate one or more strategic opportunities regarding its technology portfolio.

Materials and Manufacturing

     The INJEX System’s reusable injector and reset box are made of a combination of medical-grade stainless steel and molded plastic components. The disposable ampules and vial adapters are made from molded plastic components. The raw materials used in the manufacturing process are readily available from its suppliers.

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

     The Company has worked with Nypro Inc., a leading worldwide manufacturer of precision injection molding for the healthcare industry to build and operate automated, high-volume, low-cost production systems to supply the ampules and vial adapters for the INJEX Systems in an amount necessary to meet market demand. In anticipation of the launch of the INJEX System in July 2000 and the then expected need for high-volume manufacturing of the

INJEX System component parts, the Company invested approximately $5.2 million in necessary tooling and automation machinery. However, demand for the Injex System did not meet expectations and, as a result, the need for such capacity did not materialize. Based upon the expected demand for the INJEX System, in January 2002 management concluded that it had more than enough inventory on hand. Therefore, the Company no longer had a current use for its high-volume, automated manufacturing equipment and in fiscal year 2002, wrote-off the $5.2 million carrying value of such equipment as excess equipment in accordance with generally accepted accounting standards.

Product Warranty

     The Company currently offers a one-year warranty on the injector and reset box components of the INJEX System.

Marketing

     The Company launched its INJEX 30 System product line with a .3 ml capacity to the U.S. diabetes market in July 2000 utilizing a 50-person direct sales force. This sales team concentrated its efforts in the large diabetes market where the Company believes there are over eight million injections every day in the United States. The Company’s sales force focused on key doctors in the field of diabetes, primary care physicians, diabetes educators and pharmacists.

     When initial sales of the INJEX 30 System were lower than originally anticipated, management undertook several steps in an attempt to increase sales. First, the Company entered into distribution agreements with Rite Aid Corporation (“Rite Aid”) in October 2000 and CVS in May 2001. The Company believed that these companies would provide the retail distribution necessary to facilitate sales growth through large retail pharmacy chains across the United States.

     Second, the Company obtained a Generic Product Indicator (“GPI”) code from First Data Bank, the national repository of drug and drug delivery device information, that provides GPI codes used by most insurance companies and Pharmacy Benefit Managers (“PBMs”) in the United States. Primarily as a result of obtaining the GPI code, the Company believes it now has achieved reimbursement coverage of the INJEX System through four of the top six PBMs in the United States, which have a combined enrollment of over 100 million lives.

     Finally, the Company changed its initial marketing strategy, which targeted key doctors in the field of diabetes, primary care physicians, diabetes educators and pharmacists in the U.S. diabetes market, to a strategy focused on direct-to-consumer marketing. In April 2001, the Company announced the new marketing strategy focused on direct-to-consumer marketing in the domestic diabetes market. Implementation of the new strategy included a reduction in the Company’s sales force by 25 in April 2001, restructuring and refocusing of the Company’s remaining sales force and the reallocation of the Company’s marketing resources and objectives towards increased clinical distribution and direct-to-consumer advertising and sales support. In May 2001, the Company entered into a $620,000 joint marketing agreement with CVS, as amended, for a comprehensive marketing program running through October 2001, designed to take advantage of CVS’ diabetes customer base. The Company also continued its retail distribution through Rite-Aid on a non-exclusive basis. The Company believed that consumer education for its needle-free products could be effectively accomplished with direct-to-consumer advertising, an informative web site and sales support for its retail distribution partners, including sales training and point-of sale materials. Total advertising expenditures were $832,000 and $1,101,000 in fiscal year 2002 and 2001, respectively.

     However, the new marketing programs did not generate the anticipated results and in October 2001, the Company reduced its sales force by 18 employees. In the first calendar quarter of 2002, new management further reduced its sales and marketing staff and shifted the Company’s primary focus to establishing licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     After developing an improved version of the INJEX 30 System, the Company decided to commence a voluntary exchange program in November 2001 with certain of its earlier existing customers, offering to provide free of charge a new upgraded INJEX 30 System injector and an updated instruction manual, training video and carrying case. This upgrade increased the durability and life of the product as well as assisted consumers in the proper use and storage of the INJEX System.

     The Company spent $534,000 and $2,065,000 in research and development during fiscal 2002 and fiscal 2001, respectively. Of the amounts spent in fiscal 2001, approximately $1.4 million related to non-recurring engineering and other refinement costs associated with the ramp-up of the production process. While the Company will continue selling the INJEX 30 System into the diabetes market from its existing inventories, during fiscal 2003, the Company has begun to expand its research and development programs and increase its efforts to implement strategic partnerships with pharmaceutical, biotechnology, medical device or other interested companies to enhance the delivery of their injected medications and vaccines with needle-free devices. Because of needle-phobia, many injected products are under-utilized by patients. The Company is focused on the pursuit of strategic partnering relationships with a number of pharmaceutical, biotechnology, medical device and other interested companies under which the Company would sell its products or grant specified rights or licenses to use some of its products or technology. The Company’s marketing plans in this sector may change significantly depending on the Company’s discussions with drug companies and manufacturers, and the Company’s success in securing licensing, joint development and/or other agreements with such entities or other interested parties.

     Through an agreement with the Company’s former wholly-owned subsidiary, Rosch AG, the Company has participated in a licensing arrangement with Pharmacia AB for the worldwide use of the Injex System for human growth hormone treatment. During fiscal 2002, revenues earned under the licensing agreement totaled $265,000. In September 2002, Rosch AG obtained FDA approval to market its Injex reusable injection system in the United States. This approval facilitates Pharmacia AB launching its human growth hormone medication using the Injex System in the United States. The Company believes such contracts demonstrate that more stockholder value can be derived from licensing intellectual property than from retail sales activities. Consequently, the focus of the Company has shifted from an exclusive focus on its reusable INJEX System devices to one which places additional emphasis on technology development, licensing opportunities and evaluation of diversification opportunities for the Company. As part of this change in focus, the Company has postponed ramping up manufacturing of the INJEX 50 System pending successful development of a strategic partnership or licensing arrangement designed to facilitate the introduction of the INJEX 50 System into the market.

     The Company is also seeking licensing and joint development agreements with drug companies and manufacturers of injectable pharmaceuticals outside the United States (other than in certain countries in Europe where the rights to conduct such activities have been conveyed to Rosch AG). In September 1998 and February 1999, the Company entered into two separate distribution agreements to supply HNS International, Inc. (“HNS”) with the INJEX System for distribution within Japan, Australia, and substantially all of Asia. The agreements provide exclusive distribution rights, subject to regulatory approvals that have not yet been obtained, and the distributor selling specified quantities within the territory. HNS is wholly-owned by Jim Fukushima, a Director of the Company. In addition, the Company entered into a consulting agreement with HNS in May 2002 to obtain further assistance in marketing the Company’s technology abroad.

Status of Needle-Free Industry and Competition

     There are several companies whose principal business involves the development and sale of needle-free injection systems which collectively have spent over one-hundred million dollars on their needle-free programs. Of this number there are four public companies in addition to Equidyne: Antares Pharma, Inc. (formerly Medi-Ject Corporation), Bioject Medical Technologies Inc., Weston Medical Group plc, and Rosch AG Medzitechnik. At present, none of these public companies is profitable.

     The INJEX needle-free injection System competes with standard needle-syringes, needle-free injection systems of other manufacturers and safety syringes. Many of these competitors have been in business longer than the Company, and have substantially greater technical, marketing, financial, sales and customer service resources. Leading suppliers of needle-syringes include: Becton-Dickinson & Co. (“BD”) which the Company believes has as substantial majority of the domestic needle syringe market and Sherwood Medical Co., a subsidiary of Wyeth. Manufacturers of traditional needle-syringes compete primarily on price. Manufacturers of safety syringes compete on features, quality and price.

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

     In recent years, several spring-driven, needle-free injectors have been developed and marketed, primarily for injecting insulin. The Company is aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 ml or less.

     Antares Pharma, Inc. (formerly Medi-Ject Corporation), founded in 1979, currently markets a needle-free injector system known as the “Medi-Jector Vision™,” which consists of an injector with a multi-use disposable needle-free syringe. Antares Pharma, Inc. has entered into various licensing and development agreements with multi-national pharmaceutical and medical device companies covering the design and manufacture of customized injection systems for specific drug therapies.

     Another principal manufacturer of needle-free injection systems is Bioject Medical Technologies, Inc., formed in 1985. Bioject Medical Technologies Inc. has sold a CO2 powered injector since 1993. The injector is designed for and used almost exclusively for vaccinations in doctors’ offices or public clinics. Bioject Medical Technologies Inc. also has acquired Vitajet Corporation, which has introduced a coil spring injector system that incorporates a disposable needle-free syringe.

     Weston Medical Group plc, founded in 1994, currently markets needle-free devices with its “Intraject®” technology.

     Several other companies have needle-free medication delivery systems in various stages of development, which may ultimately compete with the INJEX System.

     Also in recent years, various versions of a “safety syringe” have been designed and marketed. Most versions of the safety syringe involve a standard or modified needle-syringe with a plastic guard or sheath surrounding the needle. Such covering is usually retracted or removed in order to give an injection. The intent of the safety syringe is to reduce or eliminate needlestick injuries. However, the needle is uncovered before and after the injection is administered, thus still posing a risk of needlestick injury. Additionally, some safety syringes require manipulation after injection and pose the risk of needlestick injury during that manipulation. Safety syringes are also often bulky and add to contaminated waste disposal costs.

     Safety syringes are presently manufactured by a small number of new companies, none of which have a significant share of the total syringe market. Safety syringe manufacturers and needle-free injector firms compete based on factors such as health care worker safety, ease of use, costs of controlled disposal and patient comfort. BD also manufactures these devices, but the high cost of safety syringes and the continued problem of controlled disposal have weakened the demand for them.

     Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company’s products. There can be no assurance that the Company will be able to compete successfully in this market. A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.

Product Development

     The Company is currently funding the continued development, manufacturing capabilities and marketing necessary to improve and produce additional variations of its needle-free technology. Currently, the Company is developing 0.5 ml and 0.6 ml single-use disposable needle-free injection systems and a pre-filled glass ampule for use with the INJEX System and the new 0.5 ml and 0.6 ml single-use disposable systems for short-term injection therapies and vaccines in clinical and pharmaceutical markets.

Government Regulation

     Government regulation in the United States and certain foreign countries is a significant factor in the Company’s business. In the United States, the Company’s products and its manufacturing practices are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “FFDCA”) and by other state regulatory agencies. Under the FFDCA, medical devices, including the Company’s needle-free injection systems, must receive FDA clearance before they may be sold, or be exempted from the need to obtain such clearance. The Company has already received 510(k) clearance for the INJEX 30, INJEX 50 and disposable systems for sale upon a doctor’s prescription. In September 2002, the Company received clearance from the FDA to market the INJEX 30 System for insulin administration for over-the-counter (“OTC”) use, thereby permitting direct purchase by a consumer without a doctor’s prescription. This clearance augments the current FDA 510(k) clearance. The Company has not yet set a target date for over-the-counter marketing pending development of a strategic partnership or licensing arrangement to facilitate OTC sales of the product.

     The FDA regulatory process may delay the marketing of new or modified systems or devices for lengthy periods and impose substantial additional costs. Moreover, FDA marketing clearance regulations depend heavily on administrative interpretation, and there can be no assurance that interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. There can be no assurance that the Company will be able to effectively market OTC sales of any of the Company’s future products or any expanded uses of current or future products in a timely manner or at all. Once obtained, FDA clearances are subject to continual review. If the FDA believes that the Company is not in compliance with applicable requirements, the FDA can institute proceedings to detain or seize the Company’s products, require a recall, suspend production, distribution, marketing and sales, enjoin future violations and assess civil and criminal penalties against the Company and its directors, officers or employees. The FDA may also suspend or withdraw market approval for the Company’s products or require the Company to repair, replace or refund the cost of any product that it manufactures or distributes.

     FDA regulations also require the Company to adhere to certain “Quality System Regulations,” which include validation testing, quality control and documentation procedures. The Company’s compliance with applicable regulatory requirements is subject to periodic inspections by the FDA. In addition, changes in existing regulations or the adoption of new regulations could make the Company’s ability to be in regulatory compliance more difficult in the future.

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

Patents and Trademarks

     The Company holds three United States patents and one foreign patent and has applied for several foreign patents for its INJEX System. The Company also has several patents pending on its other developments. The Company also possesses certain registered trademarks and copyrights for names it believes are important to its business.

Employees

     At September 30, 2002, the Company had ten employees, of which, six were management or administrative personnel, two were engaged in sales activities, and two were engaged in manufacturing and service related activities.

In addition, as necessary, the Company retains independent consultants for design support, new product development, marketing and regulatory assistance.

     None of the Company’s employees are covered by any collective bargaining agreements. Management considers its employee relations to be satisfactory.

Item 2. PROPERTIES

     At July 31, 2002, the Company’s principal corporate office and ESI’s principal operating office are located in San Diego, California, in approximately 7,000 square feet of leased office space, under a lease providing for monthly rent of $13,100, expiring in February 2003.

     ESI’s research and development facility is located in Aliso Viejo, California, under a lease for approximately 1,700 square feet, providing for monthly rent of approximately $2,200, and expiring in February 2003.

     The Company leases approximately 700 square feet of executive office space in Dallas, Texas under a month-to-month arrangement for approximately $700 per month and leases approximately 2,000 square feet of office space in Westford, Massachusetts, under a lease providing for monthly rent of approximately $2,600, expiring in January 2003.

     The Company believes that its facilities are adequate for its present needs.

Item 3. LEGAL PROCEEDINGS

     On September 17, 2001, Olpe Jena GmbH (“Olpe Jena”) filed a complaint against ESI in United States District Court, Southern District of California, seeking damages in excess of $1,880,000 for termination of its contract to manufacture injectors and reset boxes. On October 18, 2001, ESI filed an answer denying the material allegations of the complaint and asserting various counterclaims against Olpe Jena. In February 2002, the Company and Olpe Jena reached a settlement under which the Company paid Olpe Jena $695,000 to complete the purchase of injectors and reset boxes that Olpe Jena had manufactured but not delivered prior to contract termination in December 2000. Of the $695,000 settlement, $400,000 was previously charged to operations in the fourth quarter of fiscal year 2001. The remaining $295,000 was charged as a separate component of operating expenses in the caption “inventory write-down” in the Statement of Operations in the second quarter of fiscal year 2002.

     On February 4, 2002, a former non-executive officer of the Company filed a complaint in the United States District Court, Northern District of Georgia, against the Company, asserting claims of breach of contract, retaliation and violation of 29 U.S.C. Section 621 of the Age Discrimination in Employment Act. The complaint sought unspecified amounts of back pay, compensatory damages, fees and costs. The Company filed an answer in April 2002 denying the allegations in the complaint and asserted counterclaims of unjust enrichment and violation of 15 U.S.C. §78p(b). On October 23, 2002, the parties reached a settlement under which the Company paid $125,000 to resolve the dispute, all of which had been previously charged to operations in the fourth quarter of fiscal year 2001.

     In the ordinary course of conducting its business, the Company has become subject to litigation and claims regarding various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure upon the resolution of any such litigation or claims is not expected to materially adversely affect the Company’s financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 28, 2002, the Company held its Annual Meeting of Stockholders (the “Meeting”). At the meeting, the following directors were re-elected for a term expiring at the 2003 Annual Meeting: Marcus R. Rowan, Mark C. Myers, Blake C. Davenport, Jim Fukushima and Dr. James R. Gavin III. At the Meeting, the stockholders also approved the Company’s 2002 Long Term Incentive and Share Award Plan and ratified the appointment of King Griffin & Adamson P.C. as the Company’s independent accountants. The votes cast at the Meeting were as follows:

			Abstain or
Proposal Item	For	Against	Withhold

Directors:
Marcus R. Rowan	11,598,311	—	1,911,160
Mark C. Myers	11,598,311	—	1,911,160
Blake C. Davenport	11,598,311	—	1,911,160
Jim Fukushima	11,548,311	—	1,961,160
Dr. James R. Gavin III	11,598,311	—	1,911,160
Long Term Incentive and Share Award Plan	3,563,278	2,174,568	34,770
Independent accountants	11,932,247	1,528,483	48,741

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Sales Prices for Company’s Common Stock

     The Company’s Common Stock has been listed on the American Stock Exchange since December 15, 2000, under the symbol IJX, and was previously traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol INJX. The following table sets forth, for the indicated periods, the closing prices on the AMEX from December 15, 2000 through July 31, 2002, and the high and low bid prices of the Common Stock for the period from August 1, 2000 through December 14, 2000 on the OTC Bulletin Board. These prices are based on quotations of market-makers or between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Fiscal Year Ended		Fiscal Year Ended
	7/31/02		7/31/01

Fiscal Period	High	Low	High	Low

First Quarter	$1.70	$0.73	$4.97	$3.06
Second Quarter	1.10	0.75	4.44	2.94
Third Quarter	1.00	0.68	4.19	1.37
Fourth Quarter	0.85	0.35	2.75	1.68

Approximate Number of Holders of Company’s Common Stock

     At July 31, 2002, there were approximately 175 stockholders of record of the Company’s Common Stock. The Company believes that a substantial amount of the shares are held in nominee name for beneficial owners.

Dividends

     The Company has never paid any cash dividends on its Common Stock. The Company intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     None.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Report. In this Annual Report, “fiscal 2002” refers to the Company’s fiscal year ended July 31, 2002 and references to “fiscal 2001” refer to the Company’s year ended July 31, 2001. Certain statements contained in this Annual Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “strategy” and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our international marketing activities, the success of our strategic corporate relationships, the adoption and use of needle-free technology and the success of our diversification activities. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development activities and our ability to obtain regulatory authorizations for developed products, if any; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products domestically and internationally; difficulties or delays in manufacturing; trends toward managed care and health care cost containment; exposure to product liability and other types of lawsuits and regulatory proceedings; our ability to protect our intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Equidyne Corporation (the “Company”) is a holding company, which since its formation in 1977, has invested in various medical device companies and technologies. The Company presently has three wholly-owned subsidiaries: Equidyne Systems, Inc. (“ESI”), a California corporation acquired in May 1998, Equidyne Holdings (“Holdings”), a Massachusetts Business Trust formed in August 2000, and Dynamic Dental Systems, Inc. (“DDS”), a Georgia corporation acquired in May 1998, which is currently inactive. ESI, since its formation in August 1993, has been engaged in developing, manufacturing and selling its patented, needle-free drug delivery systems, principally the reusable INJEX™ System.

     From January 1999 to December 2001, the Company’s focus, through ESI, was centered on the sales, marketing and production of its reusable INJEX 30 System and planning the introduction of the reusable INJEX 50 System, which received marketing clearance from the FDA in March 2001. The Company launched its INJEX 30 System to the U.S. diabetes market in July 2000, utilizing a direct sales force of more than 50 persons. Since this original launch, the Company entered into distribution agreements with several large distribution partners to expand distribution channels and obtained Generic Product Indicator (“GPI”) codes for the purpose of facilitating reimbursement through health insurance plans and pharmacy benefit managers. To meet the anticipated demand for its INJEX Systems, the Company entered into supply arrangements with contract manufacturers and began to build automated, high-volume machinery, equipment and tools in fiscal 2000. However, none of the Company’s sales and marketing efforts resulted in the volume of sales anticipated by the Company’s prior management. Over the past two years, the Company invested approximately $5.2 million in the development of machinery to manufacture and assemble the plastic components of its INJEX System ampules and vial adapters. Since January 1999, other than the needle-free technology of ESI, the Company’s other lines of business at that time were discontinued or divested.

     In December 2001, the Company’s Board of Directors appointed Marcus R. Rowan, a director of the Company, as Chief Executive Officer and appointed Mark C. Myers, a consultant to the Company, as President. The new executive management then began an evaluation of the Company’s technologies, markets and production capabilities. New management also undertook an evaluation of the needle-free industry and, in particular, the status of the Company’s publicly-held competitors. At present, none of the publicly-held needle-free technology companies are profitable. New management also concluded that a change in the strategic focus of the Company was necessary as the Company’s production systems were not cost effective, excess inventory had been manufactured and its sales and marketing programs were not generating satisfactory results. The evaluation also determined that the Company’s research program should focus on continuing the development of disposable systems (both pre-filled and variable dosage devices) that could potentially serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     While the Company is continuing sales of the INJEX 30 System into the diabetes market from its existing inventories, the Company has begun to expand its research and development programs and increase its efforts to develop strategic partnerships and licensing arrangements with pharmaceutical, biotech, medical device and other interested companies. Through an agreement with the Company’s former wholly-owned subsidiary, Rosch AG, the Company has participated in a licensing arrangement with Pharmacia AB for the worldwide use of the Injex System for human growth hormone treatment. In the second half of fiscal 2002, revenues earned under the licensing arrangement totaled $265,000. The Company believes more stockholder value can be derived from licensing its intellectual property than from retail sales activities, and the focus of the Company has shifted from an exclusive focus on its reusable devices to one which places additional emphasis on technology development, licensing opportunities for the Company’s existing technology and evaluating other diversification opportunities for the Company. As part of this change in focus, the Company has postponed ramping up manufacturing of the INJEX 50 System pending successful development of a strategic partnership or licensing arrangement designed to facilitate the introduction of the INJEX 50 System into the market.

     As a result of the Board’s decision to change the Company’s strategic direction, the Company recorded a pre-tax charge of $5.5 million related to asset impairment losses and other restructuring costs in the fiscal year ended July 31, 2002. Of the aforementioned charges, $5.4 million relates to a loss due to the impairment of value of certain non-operating assets (primarily its automated manufacturing equipment and tools) and charges of approximately $0.1 million for employee severance and excess facility costs. During the second half of fiscal 2002, the Company began evaluating various diversification strategies, including, but not limited to, investing in business opportunities not necessarily related to the medical device field. This evaluation is continuing.

Results of Operations

     Consolidated net sales (“sales”) were $715,000 for fiscal year 2002, a 189% increase as compared to $247,000 for fiscal year 2001. The sales increase in the current fiscal year reflects the impact of the $265,000 the licensing arrangement with Rosch AG and Pharmacia AB, as well as increased sales through the Company’s distribution partners (Rite-Aid and CVS). There were no revenues from licensing activities in fiscal 2001. Revenues from product sales declined during the third and fourth quarters of fiscal 2002 compared to the third and fourth quarters of fiscal 2001, reflecting the Company’s change in strategic focus and the resulting reduction in advertising and marketing expenditures.

     Cost of sales for fiscal 2002 was $839,000, or 117% of sales, as compared to $294,000, or 119% of sales, for fiscal 2001. The production cost of the consumable components of the Company’s product (the polycarbonate plastic ampules and vial adapters) were in excess of the respective selling prices both in fiscal 2002 and fiscal 2001, primarily resulting from manufacturing inefficiencies caused by start-up costs and low production volumes. Cost of sales for fiscal 2002 and fiscal 2001 were impacted by a write-down of the Company’s ampule and adapter inventories to reduce their respective carrying values to the lower of cost or selling price. Cost of sales in fiscal 2002 was further effected by the write-off of certain excess and obsolete inventory. However, the Company believes the high cost structure for production will continue until demand for its products enables it to achieve greater production volumes.

     Selling, general and administrative (“SG&A”) expenses for fiscal 2002 were $7,504,000, a decrease of 45%, from the $13,564,000 in fiscal 2001. The decrease principally reflects lower total salary expense, recruiting and travel related costs resulting from the reductions of the Company’s sales force in April 2001 and during the most recently completed fiscal year, as well as fewer administrative and executive staff compared to the same periods in the prior year. Total employees were reduced from a high of 75 in fiscal 2001 to 12 at the end of fiscal 2002. The appointments of Mr. Rowan and Mr. Myers as CEO and President, respectively, in December 2001 offset, in part, the reduced costs. Fiscal 2002 also included payments to Dr. Gavin for his services in conjunction with his arrangement as Non-Executive Chairman and a $120,000 bonus paid to Mr. Rowan for extraordinary services to the Board through December 2001. SG&A expenses during fiscal 2002 were also impacted by increases in sales and marketing expenses paid under the Company’s joint marketing programs with Rite-Aid and CVS totaling approximately $525,000 and the cost of the product exchange program (described below) of approximately $317,000. In fiscal 2001, SG&A expenses included bonus and severance expenses paid to two former directors and executive officers of the Company totaling $1,475,000 and investor relations consulting costs of approximately $600,000.

     Research and development expenses in fiscal 2002 decreased to $534,000, or 74%, as compared to $2,065,000 in fiscal 2001. Fiscal 2002 research and development costs were all associated with product enhancement and the development of new products, as compared to $648,000 spent on such activities in fiscal 2001. In addition, the Company spent approximately $1.4 million in fiscal 2001 for non-recurring engineering and other refinement costs associated with the ramp-up of the production process. The decrease in product enhancement and new product development costs was primarily the result of the Company performing fewer clinical trial tests during fiscal 2002 than in fiscal 2001. The Company has increased its developmental efforts in fiscal 2002 to enhance its needle-free system offerings, particularly its disposable, single-use models, and a newly-designed glass-lined pre-filled ampule, which would allow the Company to have product offerings that could serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies. During fiscal 2001, the Company’s research and development activities included improvements to the INJEX 30 and INJEX 50 System components, enhancements of the single-use disposable system design, and continued work on variations to the needle-free systems that would allow the Company to have product offerings in additional markets, such as vaccinations, short-term injection therapies, dental and other clinical applications.

     During fiscal 2001, the Company made certain improvements to the INJEX 30 System injector and reset box. As a result of these improvements, management made a decision to sell only the improved versions of the products, thus rendering any previous versions obsolete. This decision resulted in the write-down in the second quarter of fiscal 2001 of certain of the Company’s inventory, which had originally been purchased for resale, to its net realizable value. This write-down resulted in a charge to operations of $1,113,000 in fiscal 2001. After developing an improved version of the INJEX 30 System, the Company decided to commence a voluntary exchange program in the second quarter of fiscal 2002 with certain of its earlier existing customers, offering to provide, free of charge, a new, upgraded INJEX 30 System injector and an updated instruction manual, training video and carrying case. The Company believes the upgrade will increase the durability and life of the product, as well as assist in its proper use and storage. The cost of the exchange program, including inventory and consulting costs was approximately $317,000 and was charged to SG&A expense in the second quarter of fiscal 2002.

     As discussed above, during fiscal 2002, the Company recorded a pre-tax charge of $5.5 million related to asset impairment losses and other restructuring costs (of which $5.4 million was recorded in the second quarter of fiscal 2002 and another $0.1 million in the fourth quarter of fiscal 2002). The asset impairment loss of $5.4 million relates to a loss due to the impairment of value of certain non-operating assets (primarily the Company’s automated manufacturing equipment and tools). Based on the present level of the Company’s sales, management concluded that it had more than enough inventory on hand to meet its foreseeable demands. Therefore, the Company no longer had a current use for its high-volume, automated manufacturing equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“FAS 144”), the Company determined that the expected undiscounted cash flows from such fixed assets were substantially less than the carrying values of the assets. Management further concluded that given the highly specialized and customized nature of this equipment, it likely had no significant resale or scrap value. Thus, the entire carrying value of such assets has been written-off. Additionally, the Company recorded a charge of approximately $0.1 million for employee severance and excess facility costs. Also in the second quarter of fiscal 2002, the Company recorded a charge of $295,000, shown as a separate component of operating expenses in the caption “inventory write-down” in the accompanying Statement of Operations, resulting from the settlement of litigation with a former manufacturer of its injectors and reset boxes. (See Part II, Item 3 — Legal Proceedings). In fiscal year 2001, the Company evaluated its older tooling and manufacturing equipment, and in light of the expected replacement of certain of such items during fiscal 2002, recognized an equipment impairment loss of

$248,000, also charged to operations for fiscal 2001, which reflects the reduced expected useful life of the assets to be replaced.

     The decrease in other income (expense) during the year is primarily attributable to net gains on the first quarter of fiscal 2001 sales of Rosch AG capital stock of approximately $40,263,000. Investment income, primarily interest income, decreased from the prior year as a result of the decreased average cash and investments on hand and the sharply declining interest rates from the prior year.

     The Company’s provision (benefit) for income taxes for fiscal 2002 was a benefit of $4,114,000, as compared to a provision of $10,936,000 in fiscal 2001. The fiscal 2002 tax benefit is based on the Company’s ability to carryback the operating losses incurred in the current fiscal year to recapture a portion of the federal income taxes paid in fiscal 2001.

     Net income (loss) for fiscal 2002 was $(9,478,000), or $(0.63) per share, compared to net income of $13,839,000, or $0.90 per share, for fiscal 2001. Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective periods. The decrease is primarily attributable to net gain on the sales of Rosch AG capital stock of approximately $40,263,000 million during fiscal 2001, offset in part, by the aforementioned operating expenses decreases in fiscal 2002.

Liquidity and Capital Resources

     At July 31, 2002, the Company had working capital of $14.5 million, compared to working capital of $19.6 million at July 31, 2001. Cash used in operating activities during fiscal year 2002 was $7.9 million as compared to $22.1 million during fiscal 2001. In fiscal 2002, the use of cash was primarily attributable to operating losses, net of non-cash asset impairment and restructuring charges. The Company received a net of $5.5 million from its investing activities, of which $7.2 million resulted from the proceeds received upon the maturity of its non-cash investments. Capital expenditures in fiscal year 2002 and fiscal 2001 were $1.7 million and $1.3 million, respectively. This increase is attributable to additional expenditures on its tooling and automation manufacturing equipment programs. Such large capital expenditures are not expected in the future resulting from both the substantial completion of the manufacturing equipment during the second quarter of fiscal 2002 and the change in the Company’s strategic direction, thus reducing the necessity of such large capital expenditures.

     The Company believes that funds on hand, combined with cash generated from investment income and tax refunds, will be sufficient to finance operations and capital expenditures through 2003. In addition, the Company may consider enhancing future growth through investments in or acquisitions of companies, technologies or products in related or other lines of business, as well as through expansion of the existing product lines. There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or, provide the working capital needed for the acquired activities.

Significant Accounting Policies

     The Consolidated Financial Statements have been prepared in accordance accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company’s reported results and require the most difficult, subjective or complex judgments by management.

Excess and Obsolete Inventory

     Inventories are stated at the lower of cost or market, with cost determined at a weighted average of purchased costs. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, expiration dates, and the estimated time to sell such inventory. As appropriate, provisions are made to reduce inventories to their net realizable value. Historically, cost of inventories that potentially may not sell prior to expiration or are deemed of no commercial value have been written-off when identified.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company’s products are sold subject to rights of return of generally between 90 days and 180 days, as defined by the sales agreement. In addition, the Company’s INJEX System has a limited shelf life, and certain retailers and wholesalers can return these products to the Company up to six months beyond this expiration date. As a result of these rights of return and the current availability of historical trends in sales and product returns, the Company defers recognition of revenues and the related cost of inventory shipped until the expiration of all such rights of return.

Impairment of Long-Lived Assets

     The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets (property and equipment and patents) to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets were impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and expensed through operations.

Income Taxes

     In preparing the Company’s consolidated financial statements, management is required to estimate the Company’s income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet, as applicable. The Company’s deferred tax assets consist primarily of net operating losses carried back and the effects of certain reserves not yet deductible for tax purposes. Management will then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that it is believed that recovery is not more likely than not, a valuation allowance is established. Although the Company believes that Federal deferred tax assets will be realized via future carryback of operating losses, the Company determined that it does not have sufficient taxable income available for future carryback with respect to State income taxes. Therefore, the Company believes it was appropriate to record a valuation allowance against its State deferred tax assets. The State deferred tax assets are still available for the Company to use in the future to offset State taxable income, which would result in the recognition of a tax benefit and a reduction to the Company’s effective tax rate.

New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 replaces Issue No. 94-3. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. FAS 146 is not expected to have any material effect on the Company’s financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to be disposed of” (“FAS 121”) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a “primary-asset” approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Equidyne adopted FAS 144 during fiscal year 2002 and such adoption did not have a material impact on its financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of FAS 142 are required for fiscal years beginning after December 15, 2001, although earlier adoption is permitted for companies with fiscal years beginning after March 31, 2001, provided that no interim financial statements have been issued. The Company adopted the new standard effective August 1, 2001. However, FAS 142 had no effect on the Company’s financial statements, since the Company’s only intangible assets at July 31, 2002 consist of patents on its INJEX System technology, for which the provisions of FAS 142 do not apply.

Item 7. FINANCIAL STATEMENTS

REPORT OF KING GRIFFIN & ADAMSON P.C., INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Equidyne Corporation

We have audited the accompanying consolidated balance sheet of Equidyne Corporation and subsidiaries as of July 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equidyne Corporation and subsidiaries at July 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ King Griffin & Adamson P.C.

Dallas, Texas
September 12, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Equidyne Corporation

We have audited the accompanying consolidated balance sheet of Equidyne Corporation and subsidiaries as of July 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equidyne Corporation and subsidiaries at July 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Manchester, New Hampshire
November 16, 2001

EQUIDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31

	2002	2001

	(Thousands)
Assets
Current Assets:
Cash and cash equivalents	$13,092	$15,405
Held-to-maturity investments	—	7,207
Accounts receivable, net of allowance of $20,000 and $-0- in 2002 and 2001, respectively	52	96
Inventories, net	234	349
Deferred costs	20	232
Deferred income taxes	1,921	936
Refundable income taxes	3,446	551
Prepaid and other current assets	64	272

Total current assets	18,829	25,048
Property and equipment, net	133	428
Deposits on tooling, machinery and other	46	3,889
Patents, net	1,612	1,814

Total assets	$20,620	$31,179

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts payable	$334	$1,081
Accrued liabilities	1,382	1,577
Accrued income taxes	2,612	2,215
Deferred revenue	26	562

Total current liabilities	4,354	5,435

Commitments & Contingencies (Notes 10 and 11)

Stockholders’ Equity:
Preferred stock — $.01 par value; Authorized — 1,000,000 shares; Outstanding — none	—	—
Common stock, $.10 par value; Authorized — 35,000,000 shares; Issued — 16,481,903 shares in 2002 and 16,450,759 shares in 2001, respectively	1,648	1,645
Additional paid-in capital	26,593	26,596
Retained earnings (deficit)	(6,662)	2,816

	21,579	31,057
Treasury stock, at cost (1,497,100 shares at July 31, 2002 and 2001)	(5,313)	(5,313)

Total stockholders’ equity	16,266	25,744

Total liabilities and stockholder’s equity	$20,620	$31,179

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31

	2002	2001

	(Thousands, except per
	share amounts)
Product sales, net	$450	$247
Licensing revenues	265	—

Total revenues	715	247

Cost of goods sold	839	294

	(124)	(47)

Selling, general and administrative expenses	7,504	13,564
Research and development	534	2,065
Inventory write-down	295	1,113
Asset impairment and other restructure charges	5,553	248

Total operating expenses	13,886	16,990

Operating loss	(14,010)	(17,037)

Other income (expense):
Gain on sale of affiliate capital stock	—	40,263
Interest, net	441	1,552
Loss on sale of property and equipment	(23)	(3)

	418	41,812

Income (loss) before income tax provision (benefit)	(13,592)	24,775

Income tax provision (benefit)	(4,114)	10,936

Net income (loss)	$(9,478)	$13,839

Net income (loss) per common share, basic	$(0.63)	$0.90

Net income (loss) per common share, diluted	$(0.63)	$0.85

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2002 AND 2001
(Thousands)

	Common Stock		Additional	Retained	Treasury Stock			Total
			Paid-in	Earnings			Deferred	Stockholders'
	Shares	Par Value	Capital	(Deficit)	Shares	Cost	Compensation	Equity

Balance at August 1, 2000	16,170	$1,617	$28,595	$(11,023)	—	$—	$(272)	$18,917
Tax effect on portion of realized gain relating to FY 2000 equity adjustment for investment in affiliate	—	—	(2,600)	—	—	—	—	(2,600)
Tax benefit arising from stock option deductions	—	—	214	—	—	—	—	214
Exercise of stock options and warrants	280	28	60	—	—	—	—	88
Stock options issued for services	—	—	327	—	—	—	(327)	—
Amortization of deferred compensation	—	—	—	—	—	—	599	599
Purchase of treasury stock, at cost	—	—	—	—	1,497	(5,313)	—	(5,313)
Net income	—	—	—	13,839	—	—	—	13,839

Balance at July 31, 2001	16,450	1,645	26,596	2,816	1,497	(5,313)	—	25,744
Exercise of stock options	32	3	(3)	—	—	—	—	—
Net loss	—	—	—	(9,478)	—	—	—	(9,478)

Balance at July 31, 2002	16,482	$1,648	$26,593	$(6,662)	1,497	$(5,313)	$—	$16,266

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31

	2002	2001

	(Thousands)
Operating activities:
Net income (loss)	$(9,478)	$13,839
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	22	—
Depreciation and amortization	489	588
Deferred compensation amortization	—	599
Gain on sale of affiliate capital stock	—	(40,263)
Loss on sale of property and equipment	23	3
Asset impairment and other restructure charges	5,417	248
Deferred income tax provision (benefit)	(985)	1,599
Other	—	39
Changes in operating assets and liabilities:
Decrease in cash restricted for purchase of inventory	—	354
Accounts receivable	22	(81)
Refundable income taxes	(3,446)	(551)
Inventories	115	649
Prepaid and other current assets	300	(239)
Deferred costs	206	(232)
Accounts payable, accrued income taxes and accrued liabilities	(10)	805
Deferred revenue	(536)	562

Net cash used in operating activities	(7,861)	(22,081)

Investing activities:
Proceeds from sale of affiliate stock	—	49,245
Proceeds from sale of held-to-maturity securities	7,189	—
Purchase of held-to-maturity securities	—	(7,207)
Proceeds on sale of property and equipment	16	6
Purchase of property and equipment, net	(47)	(143)
Deposits on tooling and machinery	(1,610)	(1,200)

Net cash provided by investing activities	5,548	40,701

Financing activities:
Purchase of treasury stock	—	(5,313)
Proceeds from exercise of common stock options and warrants	—	88

Net cash used in financing activities	—	(5,225)

Increase (decrease) in cash and cash equivalents	(2,313)	13,395

Cash and cash equivalents, beginning of year	15,405	2,010

Cash and cash equivalents, end of year	$13,092	$15,405

Supplemental cash flow information:
Interest received, net	$441	$1,419
Income taxes, net	$631	$(10,043)
Non-cash transactions:
Common stock, options and warrants issued for services	$—	$327
Exercise of stock options and warrants	$3	$20

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

     Equidyne Corporation (the “Company”) is a holding company, which since its formation in 1977, has invested in various medical device companies and technologies. The Company presently has three wholly-owned subsidiaries: Equidyne Systems, Inc. (“ESI”), a California corporation acquired in May 1998, Equidyne Holdings (“Holdings”), a Massachusetts Business Trust formed in August 2000, and Dynamic Dental Systems, Inc. (“DDS”), a Georgia corporation acquired in May 1998, which is currently inactive. ESI, since its formation in August 1993, has been engaged in developing, manufacturing and selling its patented, needle-free drug delivery systems, principally the reusable INJEX™ System. Since January 1999, the Company has focused on the development of ESI’s needle-free technologies; other lines of business at that time were discontinued or divested.

     During fiscal 2002, the Company’s new executive management began an evaluation of the Company’s technologies, markets and production capabilities. They concluded that a change in the strategic focus of the Company was necessary as the Company’s production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. The Company believed that more stockholder value could be created through licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies. The Company believed such programs would be further enhanced by the progress the Company was making in developing disposable systems. In addition, the Company began evaluating various diversification strategies, including, but not limited to, investing in business opportunities not necessarily related to the medical device field.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to current period classifications.

Cash and Cash Equivalents

     For the purpose of reporting cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

Held-To-Maturity Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. At July 31, 2001, all of the Company’s investments were classified as held-to-maturity. During fiscal year 2002, the Company’s investments matured and as of July 31, 2002, the Company had no held-to-maturity investments.

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

Patents

     Patents are being amortized on a straight-line basis over 15 years. Amortization expense for the years ended July 31, 2002 and 2001 was $161,000 and $162,000, respectively. Accumulated amortization as of July 31, 2002 and 2001 is $832,000 and $583,000, respectively.

Long-Lived Assets

     The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets (property and equipment and patents) to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets were impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and expensed through operations. Except for the charges described in Notes 4 and 7, as of July 31, 2002, the Company believes there is no impairment in the value of the long-lived assets recorded in the accompanying consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company’s products are sold subject to rights of return of generally between 90 days and 180 days, as defined by the sales agreement. In addition, the Company’s INJEX System has a limited shelf life, and certain retailers and wholesalers can return these products to the Company up to six months beyond this expiration date. As a result of these rights of return and the current availability of historical trends in sales and product returns, the Company defers recognition of revenues and the related cost of inventory shipped until the expiration of all such rights of return. As of July 31, 2002 and 2001, deferred revenue was approximately $26,000 and $562,000, respectively. The related cost of the inventory shipped of approximately $20,000 and $232,000 at July 31, 2002 and 2001, respectively has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Research and Development

     Research and development costs are charged to operations as incurred.

Advertising Costs

     Costs associated with advertising products are expensed when incurred. Advertising expense was $832,000 and $1,101,000 in 2002 and 2001, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

     Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the effect of dilutive securities, if any, principally stock options and warrants.

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees and others with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company’s stock over the employee’s exercise price. Stock-based compensation arrangements to non-employees are accounted for in accordance with FAS 123, EITF 96-18, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“FAS 109”), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

401(k) Plan

     In August 2000, the Company commenced a defined contribution 401(k) plan in which substantially all employees are eligible to participate. Eligible employees may elect to contribute, subject to certain limits, from 1% to 15% of their compensation. The Company matches employee contributions at discretionary percentages determined annually. The Company made no contributions to the Plan during the year ended July 31, 2002. Contributions to the Plan by the Company and charged to operations during the year ended July 31, 2001 were approximately $17,000.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 replaces Issue No. 94-3. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. FAS 146 is not expected to have any material effect on the Company’s financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“FAS 121”) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a “primary-asset” approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Equidyne adopted FAS 144 during fiscal year 2002 and such adoption did not have a material impact on its financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of FAS 142 are required for fiscal years beginning after December 15, 2001, although earlier adoption is permitted for companies with fiscal years beginning after March 31, 2001, provided that no interim financial statements have been issued. The Company adopted the new standard effective August 1, 2001. FAS 142 had no effect on the Company’s financial statements, since the Company’s only intangible assets at July 31, 2002 consist of patents on its INJEX System technology, for which the provisions of FAS 142 do not apply.

Fair Value of Financial Instruments

     At July 31, 2002 and 2001 the carrying value of the Company’s accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

2. INVESTMENTS

     At July 31, 2001, the Company’s investments are comprised of U.S. corporate debt securities with a total amortized cost of $7,207,000 and scheduled maturities in January 2002. The estimated fair market value of these securities at July 31, 2001 was $7,136,000, based on quoted market values, resulting in an unrealized loss of $71,000. Such losses were not realized as the investments were held to maturity. At July 31, 2002, the Company had no investments.

3. INVENTORIES

     Inventories consist of the following at July 31:

	2002	2001

Raw materials	$96,000	$108,000
Finished goods	138,000	241,000

	$234,000	$349,000

     During fiscal 2001, the Company made certain improvements to the INJEX 30 System injector and reset box. As a result of these improvements, management made a decision to sell only the improved versions of the products, thus rendering any previous versions obsolete. This decision resulted in the fiscal 2001 write-down of certain of the Company’s inventory to its net realizable value. This fiscal 2001 write-down resulted in a charge to operations of $1,113,000.

     After developing an improved version of the INJEX 30 System, the Company decided to commence a voluntary exchange program in the second quarter of fiscal 2002 with certain of its earlier existing customers, offering to provide free of charge a new upgraded INJEX 30 System injector and an updated instruction manual, training video and carrying case. This upgrade increased the durability and life of the product as well as assisted consumers in its proper use and storage. The cost of the exchange program (which is now complete), including inventory and consulting costs, was approximately $290,000 and was charged to operations in the year ended July 31, 2002.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at July 31:

	2002	2001

Computers and furniture	$330,000	$548,000
Machinery and equipment	112,000	27,000
Tooling	—	210,000
Leasehold improvements	3,000	3,000

	445,000	788,000
Accumulated depreciation	(312,000)	(360,000)

	$133,000	$428,000

     The Company entered into purchase commitments for new manufacturing equipment with higher production capacity in fiscal 2000 and 2001; the new equipment was placed in service during fiscal 2002 (see Note 7). As a result, when the newer equipment was placed in service, certain of the older and smaller capacity molds and tools were taken out of service. Management determined in fiscal 2001 that the carrying value of these assets was impaired due to the implementation of the new tools. Management further determined that due to the customized nature of these tools, no significant resale or scrap value is expected. Accordingly, the Company recognized an impairment loss for the carrying value of these assets in fiscal 2001 of approximately $248,000, shown as a separate line item in the accompanying consolidated statement of operations.

     As further discussed in Note 7, in fiscal 2002, the Company recorded an impairment loss on certain machinery and equipment totaling approximately $5.4 million.

5. INVESTMENT IN AFFILIATE

     In the first quarter of fiscal 2001, the Company sold all of its remaining ownership in Rosch AG, a former affiliate based in Germany. The Company sold 1,268,750 shares of common stock of Rosch AG for aggregate net proceeds of $49,245,000, and recognized a net gain on the sale of $40,263,000.

6. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended July 31,

	2002	2001

Basic:
Net income (loss)	$(9,478,000)	$13,839,000

Weighted-average shares	14,985,000	15,417,000

Basic earnings (loss) per share	$(0.63)	$0.90

Diluted:
Net income (loss)	$(9,478,000)	$13,839,000

Weighted-average shares	14,985,000	15,417,000

Effect of dilutive securities:
Stock options	—	750,000
Warrants	—	203,000

Dilutive potential common shares	—	953,000

Weighted-average shares, as adjusted	14,985,000	16,370,000

Diluted earnings (loss) per share	$(0.63)	$0.85

     Dilutive securities were not included in the calculation of diluted weighted average shares for the year ended July 31, 2002 due to their anti-dilutive effect. At July 31, 2001, options to purchase 1,118,712 shares of common stock at prices ranging from $2.25 to $7.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

7. ASSET IMPAIRMENT AND OTHER RESTRUCTURE CHARGES

     In December 2001, the Company’s Board of Directors appointed Marcus R. Rowan, a director of the Company, as Chief Executive Officer and appointed Mark C. Myers, a consultant to the Company, as President. The new executive management began an evaluation of the Company’s technologies, markets and production capabilities. They concluded that a change in the strategic focus of the Company was necessary as the Company’s production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. The evaluation also found that the Company’s research program had made progress in developing disposable systems (both pre-filled and variable dosage products) that could potentially serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     As a result of a Board decision to change the Company’s strategic direction, the Company recorded a $5.4 million charge related to asset impairment losses and other restructuring costs in the second quarter of fiscal 2002 and another $0.1 million in the fourth quarter of fiscal 2002. Of the charges, $5.4 million relates to a loss due to the impairment of value of certain non-operating manufacturing assets. Based on the present level of the Company’s sales, management concluded that it had more than enough inventory on hand to meet foreseeable demands. Therefore, the Company no longer had a current use for its high-volume, automated manufacturing equipment. In accordance with the provisions of FAS 144, the Company determined that the expected undiscounted cash flows from such fixed assets were substantially less than the carrying values of the assets. Management further concluded that given the highly specialized and customized nature of this equipment, it likely had no significant resale or scrap value. Therefore, the entire carrying value of such assets has been written-off. Additionally, the Company recorded a charge of approximately $0.1 million for employee severance and excess facility costs.

     Detail of the asset impairment and other restructuring charges is shown in the following table:

	Charges for
	year ended		Charges against	Balance as of
	July 31, 2002	Cash Paid	assets	July 31, 2002

Asset impairment	$5,402,000	$—	$(5,402,000)	$—
Employee severance	111,000	(97,000)	—	14,000
Excess facility costs	40,000	(25,000)	—	15,000

Total asset impairment and restructure costs	$5,553,000	$(122,000)	$(5,402,000)	$29,000

     The accrued restructuring charges of $29,000 are included in accrued liabilities in the accompanying balance sheet as of July 31, 2002.

8. INCOME TAXES

     The Company’s deferred tax assets as of July 31, 2002 and July 31, 2001 were $2,469,000 and $1,209,000, respectively. SFAS No. 109 requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS No. 109 sets forth several possible sources of future taxable income to be used to evaluate the likelihood of realization of deferred tax assets. One such source is the availability of taxable income in prior carryback years, assuming the permissibility under the tax laws. Based on the

Federal taxes paid for the year ended July 31, 2001, management believes that it is more likely than not that the Federal deferred tax assets will be realized via future carryback, and therefore, no valuation allowance is necessary against Federal deferred tax assets. The Company does not however, have sufficient taxable income available for future carryback with respect to State income taxes, and has therefore provided a valuation allowance against the State deferred tax assets of $548,000 and $273,000 as of July 31, 2002 and 2001, respectively.

     Significant components of the Company’s deferred tax assets are as follows:

	2002	2001

Deferred tax assets:
FAS 144 and other restructure expenses	$1,982,000	$—
Deferred compensation	199,000	221,000
Inventory	133,000	326,000
Accrued expenses	96,000	239,000
Deferred revenue	10,000	284,000
Stock compensation	—	131,000
Other	49,000	8,000

Total deferred tax assets	2,469,000	1,209,000
Valuation allowance for deferred tax assets	(548,000)	(273,000)

Net deferred tax assets	$1,921,000	$936,000

     Following is a summary of the tax provision (benefit) recognized for the years ended July 31, 2002 and 2001:

	2002	2001

Current:
Federal	$(3,507,000)	$7,062,000
State	378,000	2,275,000

Total current	(3,129,000)	9,337,000

Deferred:
Federal	(985,000)	1,526,000
State	—	73,000

Total deferred	(985,000)	1,599,000

	$(4,114,000)	$10,936,000

     A reconciliation of income taxes computed at the federal statutory rates to income tax expense (benefit) is as follows:

	2002		2001

	Amount	Percent	Amount	Percent

Expense (benefit) at Federal Statutory Rates	$(4,757,000)	35%	$8,671,000	35%
State income tax	378,000	(2)	1,527,000	6
Change in Valuation Allowance	275,000	(3)	273,000	1
Other	(10,000)	—	465,000	2

	$(4,114,000)	30%	$10,936,000	44%

9. EQUITY

Series C Preferred Stock

     On January 22, 2001, the Board of Directors authorized 500,000 shares of Series C Convertible Preferred Stock, par value $.01, and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of Common Stock to holders of its Common Stock on February 14, 2001 or issued thereafter. Each Right entitles the registered holder to purchase one one-hundredth (1/100) of a share of the Company’s Series C Preferred Stock, $.01 par value, at a purchase price of $40. The Rights will be exercisable only if a person or group (1) acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (2) commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. Until that time, the Rights will be evidenced by and will trade with the shares of Common Stock. The Rights will expire on January 21, 2011 unless the Company first redeems or exchanges them.

Stock Options and Warrants

     During the years ended July 31, 2002 and 2001, the Company issued 31,144 and 280,300 shares of Common Stock, respectively, pursuant to the exercise of outstanding stock options and warrants.

     In November 1999, the Company issued a three-year warrant to purchase up to 300,000 shares of Common Stock at an exercise price of $2.00 per share pursuant to an agreement with a director of the Company, whereby the director purchased the warrants, along with 800,000 shares of the Company’s Common Stock, and a 5% ownership interest in Rosch AG, through a subparticipation contract with the general manager of Rosch AG, in exchange for a total payment of $2 million.

     In May 2002, the Company’s stockholders approved the 2002 Long Term Incentive and Share Award Plan providing for the issuance of up to 1,000,000 shares of the Company’s common stock. The plan is administered by the Board of Directors or the Compensation Committee. Options granted under this Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors or consultants of the Company. Options are exercisable as determined at the time of grant, and the exercise price of all the options cannot be less than the fair market value at the date of grant.

     In October 1996, the Company’s stockholders approved the 1996 Stock Option Plan providing for the issuance of up to 300,000 shares of the Company’s common stock. In 1999 and 2000, an additional 400,000 and 800,000 shares, respectively, were approved by the stockholders, increasing the total number of shares to 1,500,000 under the plan. The plan is administered by the Board of Directors or an Option Committee. Options granted under this Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant, except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of all the options cannot be less than the fair market value at the date of grant.

Treasury Stock

     In August 2000, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase, through January 31, 2001, up to 1,000,000 shares of Common Stock on the open market from time to time at management’s discretion, based upon market conditions. In January 2001, the Board of Directors extended the repurchase plan through July 31, 2001 and authorized the purchase of up to 500,000 additional shares. Under the plan, the Company has repurchased 1,497,100 shares, for a total aggregate cost of approximately $5,313,000.

FAS 123 Disclosure

     Pro forma information is required by FAS 123, which requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001

Expected life (years)	3	3
Interest rate	4.8%	5.0%
Volatility	0.94	0.78
Dividend yield	0.0%	0.0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	2002	2001

Pro forma net income (loss)	$(10,136,000)	$13,418,000
Pro forma net income (loss) per share — basic	$(0.68)	$0.87
Pro forma net income (loss) per share — diluted	$(0.68)	$0.82

     Option activity for the years ended 2002 and 2001 is summarized below:

	2002		2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,017,008	$2.28	3,227,531	$2.21
Granted	1,279,000	0.92	511,000	2.86
Expired or canceled	(1,164,000)	2.31	(381,000)	3.31
Exercised	(100,000)	1.23	(340,523)	1.11

Outstanding at end of year	3,032,008	$1.73	3,017,008	$2.28

Exercisable at end of year	2,124,175	$2.04	2,671,674	$2.16

Available for future grants	1,317,173		157,173

Weighted-average fair value of options granted during year		$0.57		$1.47

     The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 2002:

		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.75 - $1.00	1,626,682	6.49 years	$0.91	869,182	$0.95
$1.09 - $2.00	784,614	2.58 years	$1.43	648,614	$1.46
$2.25 - $4.00	403,912	1.54 years	$3.15	394,912	$3.14
$4.35 - $7.00	216,800	2.09 years	$6.28	211,467	$6.28

	3,032,008			2,124,175

10. LEASES

     Rent expense for the years ended July 31, 2002 and 2001 was approximately $231,000 and $223,000, respectively, and was incurred primarily for facilities. The Company’s non-cancelable leases for its facilities and certain equipment have terms ranging from 1 to 5 years. Future annual minimum rental commitments as of July 31, 2002 are as follows: 2003 — $144,000; 2004 — $3,000; and 2005 — $2,000.

11. LEGAL PROCEEDINGS

     On September 17, 2001, Olpe Jena GmbH (“Olpe Jena”) filed a complaint against ESI in United States District Court, Southern District of California, seeking damages in excess of $1,880,000 for termination of its contract to manufacture injectors and reset boxes. On October 18, 2001, ESI filed an answer denying the material allegations of the complaint and asserting various counterclaims against Olpe Jena. In February 2002, the Company and Olpe Jena reached a settlement under which the Company paid Olpe Jena $695,000 to complete the purchase of injectors and reset boxes that Olpe Jena had manufactured but not delivered prior to contract termination in December 2000. Of the $695,000 settlement, $400,000 was previously charged to operations in the fourth quarter of fiscal year 2001. The remaining $295,000 was charged as a separate component of operating expenses in the caption “inventory write-down” in the Statement of Operations in the second quarter of fiscal year 2002.

     On February 4, 2002, a former non-executive officer of the Company filed a complaint in the United States District Court, Northern District of Georgia, against the Company, asserting claims of breach of contract, retaliation and violation of 29 U.S.C. Section 621 of the Age Discrimination in Employment Act. The complaint sought unspecified amounts of back pay, compensatory damages, fees and costs. The Company filed an answer in April 2002 denying the allegations in the complaint and asserted counterclaims of unjust enrichment and violation of 15 U.S.C. §78p(b).

     In the ordinary course of conducting its business, the Company has become subject to litigation and claims regarding various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure upon the resolution of any such litigation or claims is not expected to materially adversely affect the Company’s financial condition or results of operations.

12. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

     Cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents and other short-term investments with high credit quality financial institutions.

     The Company’s primary customers are pharmacy chains and distributors to such chains. Substantially all accounts receivable balances are concentrated in this industry. The Company sells products and extends credit based on an evaluation of the customer’s financial condition, generally without regard to collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. In fiscal 2002, revenues from three of its distributors accounted for 27%, 24% and 10%, respectively, of total revenues. Licensing revenues from Rosch AG accounted for 37% of total revenues during fiscal 2002.

     The Company’s products are manufactured by unrelated third party contract manufacturers. Presently all INJEX System injectors and reset boxes are manufactured by Northstar International, a Korean company, and the component parts such as ampules and vial adapters are manufactured by Nypro Inc. The Company has identified alternate suppliers if for any reason the current suppliers are not able to continue to provide adequate quantities of product.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 7, 2001, the Board of Directors and the Audit Committee of Equidyne Corporation (the “Company”), at special meetings, unanimously resolved to appoint King Griffin & Adamson P.C., Dallas Texas, as the Company’s independent certifying accountants for the fiscal year ending July 31, 2002. On December 7, 2001, the Company dismissed Ernst & Young LLP (“E&Y”), the independent accountants which had audited the financial statements of the Company for the years ended July 31, 2001 and 2000.

     The reports of E&Y on the Company’s consolidated financial statements for the years ended July 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     There was no disagreement with E&Y on any matter of the Company’s accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused them to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements.

     The Company reported the aforementioned change in accountants on Form 8-K, dated December 7, 2001 which is hereby incorporated by reference.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth information about each member of the Board of Directors and Executive Officers as of September 30, 2002:

Name	Age	Position	Year Became Director

Dr. James R. Gavin III	57	Non-Executive Chairman of the Board and Director	2000
Blake C. Davenport	35	Director	1997
Jim Fukushima	58	Director	1999
Marcus R. Rowan	41	Chief Executive Officer and Director	1996
Mark C. Myers	48	President and Director	2002
Jeffery B. Weinress	55	Chief Financial Officer	N/A

     The terms of the Board of Directors will expire at the next annual meeting of stockholders. The officers are elected by the Board of Directors and hold office at the will of the Board.

     Dr. James R. Gavin is the President of the Morehouse School of Medicine and was the Senior Scientific Officer of Howard Hughes Medical Institute (“HHMI”) from 1991 to 2002 where he served as Director of the HHMI-National Institutes of Health Research Scholars Program. From 1989 to 1991, he was the William K. Warren Professor for Diabetes Studies at the University of Oklahoma Health Sciences Center and served as acting chief of the Section on Endocrinology, Metabolism and Hypertension. Dr. Gavin is Chairman of the National Diabetes Education Program (“NDEP”) and served as past President of the American Diabetes Association. Dr. Gavin serves as a reserve officer in the U.S. Public Health Service and is a Trustee of Duke University, Anastasia Marie Laboratories, Microislets, Inc. and the Robert Wood Johnson Foundation, where he is the National Program Director of the Minority Medical Faculty Development Program. Dr. Gavin is a graduate of Livingstone College and holds a Ph.D. in biochemistry from Emory University and an M.D. degree from Duke University.

     Blake C. Davenport has been the President and owner of Davenport Interests, Inc., Dallas, Texas, a private investment company, for more than the past five years. Mr. Davenport graduated from the University of North Carolina at Chapel Hill with a Bachelor’s Degree in Economics.

     Jim Fukushima served as Vice Chairman from October 1999 through January 2001. Since 1995, he has been President of HNS International, Inc., Tustin, California, which he wholly-owns, which is engaged in the distribution of medical and automotive products. Mr. Fukushima graduated from Abilene Christian University with a Bachelor’s Degree in Business Administration.

     Marcus R. Rowan and has served as the Company’s Chief Executive Officer since December 2001 and a Director since 1996. Mr. Rowan has also served as President of Berkshire Interests, Inc., Dallas, Texas, a company involved in business consulting and financing activities, since 1993. Mr. Rowan was a member of the board and served as Vice Chairman of MigraTec, Inc. (“MigraTec”) from 1998 to 2000 and was a member of the board of Bluegill Technologies, Inc. from 1997 to 1999. Mr. Rowan graduated from Hartwick College with a Bachelor of Arts Degree.

     Mark C. Myers has served as the Company’s President since December 2001. Prior to joining the Company, Mr. Myers was President and Chief Operating Officer of Background Information Systems, Inc. from 2000 to 2001, was Chief Financial Officer and General Counsel of MigraTec from 1998 to 2000 and was Chief Operating Officer of Interactive Software, Inc. from 1996 to 1997. Mr. Myers has a Bachelor’s Degree in Business Administration from Wichita State University, an MBA from Southern Methodist University and a Juris Doctor from Southern Methodist University.

     Jeffery B. Weinress joined the Company as Chief Financial Officer and Treasurer in August 2001. From July 2000 through August 2001, Mr. Weinress was Chief Financial Officer, Treasurer and Secretary of Ligos Corporation, and from 1998 through 2000, he was Vice President, Chief Financial Officer and Treasurer of Exigent International. From 1997 to 1998, Mr. Weinress was Vice President, Chief Financial Officer and Secretary of Avanir Pharmaceuticals, and from 1996 to 1997, he was Executive Vice President and Chief Financial Officer of Omega Environmental, Inc.). Mr. Weinress serves as a Director of ENV America Incorporated. Mr. Weinress has a B.A. degree in Economics from Dartmouth College, a M.A. in Asian Studies from Harvard University, and an M.B.A. in Finance from Harvard Business School.

     There is no family relationship among the directors or executive officers.

Committees

     During fiscal 2002, the Board of the Company had an Audit Committee, a Compensation Committee and an Executive Committee.

     The Audit Committee oversees the Company’s accounting and financial reporting policies and internal controls, reviews annual audit reports and management letters and makes recommendations to the Board regarding appointment of independent auditors. The Audit Committee currently consists of Mr. Davenport and Dr. Gavin.

     The Compensation Committee currently consists of Mr. Davenport and Dr. Gavin. The principal functions of this committee are to recommend to the Board the compensation of directors and officers of the Company, to oversee the administration of the Company’s stock option plans and to perform such other duties regarding compensation for employees and consultants as the Board may delegate from time to time.

     On October 18, 2001, the Board of the Company established an Executive Committee. The Executive Committee can exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company, including the power and authority to declare dividends and authorize the issuance of capital stock, except as otherwise provided by the General Corporation Law of the State of Delaware and subject to the limitations set forth in Section 2 of Article IV of the Amended and Restated By-Laws of the Company. The Executive Committee currently consists Mr. Rowan, Mr. Davenport, Mr. Fukushima and Dr. Gavin (Chairman).

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or representations from certain reporting persons, the Company believes the Company’s current executive officers and directors are currently in compliance with all of their Section 16(a) filing requirements, with the exception of Coburn Pharr, whom the Company believes has not filed an initial Form 3 or Form 4 and has not made any filings since his resignation from the Company.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the other named executive officers each of whose total compensation was in excess of $100,000 during the fiscal year ended July 31, 2002:

	Annual Compensation

						Long-Term
						Compensation
						Awards Securities
	Fiscal			Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation		Options

Marcus R. Rowan	2002	$144,231	$66,667	$124,000	(2)	750,000
Chief Executive Officer(1)	2001	—	—	12,000		—
	2000	—	—	175,000		125,000

Mark C. Myers	2002	109,615	50,000	—	(4)	300,000
President(3)

Jeffery B. Weinress	2002	153,577	5,000	5,000	(6)	125,000
Chief Financial Officer(5)

Coburn Pharr	2002	113,309	—	—		—
Chief Operating Officer(7)	2001	82,309	—	56,970	(8)	100,000

(1)	Mr. Rowan was appointed Chief Executive Officer in December 2001.

(2)	Other compensation consists of amounts paid related to his services as a Director of the Company prior to his employment in December 2001.

(3)	Mr. Myers was appointed President in December 2001.

(4)	From June 2001 to December 2001, Mr. Myers served as a consultant to the Company’s Board of Directors from which he was paid approximately $73,500.

(5)	Mr. Weinress was appointed Chief Financial Officer in August 2001.

(6)	Other compensation for Mr. Weinress consists of certain relocation payments made pursuant to his Employment Letter.

(7)	Mr. Pharr was hired in January 2001 as Vice President of Operations and became Chief Operating Officer in February 2001. Mr. Pharr resigned in April 2002.

(8)	Other compensation consists of relocation payments made pursuant to Mr. Pharr’s Employment Agreement.

Employment Agreements

     Marcus R. Rowan. On December 26, 2001, the Company entered into an Employment Letter with Marcus R. Rowan to serve as Chief Executive Officer of the Company, commencing December 31, 2001 and continuing indefinitely. Mr. Rowan receives an annual base salary of $250,000, and was granted options to purchase up to 750,000 shares of common stock at an exercise price of $0.86, which was fair market value on the date of the grant. The options will (i) be vested immediately with respect to 75,000 shares and (ii) become vested and exercisable with respect to the remaining 675,000 shares in equal monthly installments of 22,500 shares commencing on January 1, 2002 and continuing on the first day of each subsequent month thereafter through June 1, 2004. Mr. Rowan also received a signing bonus in the amount of $80,000. Mr. Rowan was paid $40,000 of his signing bonus during his first week of employment, with the remaining $40,000 payable in equal installments on each of April 1, 2002, July 1, 2002 and October 1, 2002, contingent upon Mr. Rowan’s continued employment.

     Mark C. Myers. On December 26, 2001, the Company entered into an Employment Letter with Mark C. Myers to serve as President of the Company commencing December 31, 2001 and continuing indefinitely. Mr. Myers receives an annual base salary of $190,000, and was granted options to purchase up to 300,000 shares of common stock at an exercise price of $0.90, which was fair market value on the date of the grant. The options will (i) be vested immediately with respect to 60,000 shares and (ii) become vested and exercisable with respect to the remaining 240,000 shares in equal monthly installments of 8,000 shares commencing on January 1, 2002 and continuing on the first day of each subsequent month thereafter through June 1, 2004. Mr. Myers also received a signing bonus in the amount of $60,000. Mr. Myers was paid $30,000 of his signing bonus during his first week of employment, with the remaining $30,000 payable in equal installments on each of April 1, 2002, July 1, 2002 and October 1, 2002, contingent upon Mr. Myers’ continued employment.

     Jeffery B. Weinress. On August 28, 2001 entered into an Employment Letter with Jeffery B. Weinress to serve as Chief Financial Officer commencing August 28, 2001 and continuing indefinitely. Mr. Weinress receives an initial base salary of $165,000, and was granted options to purchase up to 125,000 shares of common stock at an exercise price of $1.22, which was the fair market value on the date of the grant. The options vest at the rate of 12,500 per quarter beginning March 1, 2002 and each quarter thereafter through September 1, 2004, based on continued employment.

     Coburn Pharr. Mr. Pharr resigned as Chief Operating Officer of the Company effective April 18, 2002. Prior to his resignation, the Company entered into an Employment Agreement with Mr. Pharr on February 6, 2001 to serve as Chief Operating Officer for an initial term from February 2001 through January 2003, subject to annual renewals. Under the Agreement, Mr. Pharr received an annual base salary of $150,000, and was granted options to purchase up to 75,000 shares of common stock at an exercise price of $3.50 per share, which was fair market value on the date of the grant. Such options vested immediately. In addition, Mr. Pharr was entitled to an incentive bonus of up to $27,000 upon the accomplishment of certain milestones.

Option Grants

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended July 31, 2002 to the named executive officers.

	Individual Grants

	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price
Name	Granted	Fiscal Year(1)	($/Share)	Expiration Date

Marcus R. Rowan	750,000	59%	$0.86	December 2011
Mark C. Myers	300,000	3%	$0.90	December 2011
Jeffery B. Weinress	125,000	10%	$1.22	August 2006

(1)	Based on an aggregate of 1,279,000 options granted by the Company to employees in the fiscal year ended July 31, 2002.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares.

Stock Option Plan

     In May 2002, the Company’s stockholders approved the 2002 Long Term Incentive and Share Award Plan providing for the issuance of up to 1,000,000 shares of the Company’s common stock. The plan is administered by the Board of Directors or the Compensation Committee. Options granted under this Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors or consultants of the Company. Options are exercisable as determined at the time of grant, and the exercise price of all the options cannot be less than the fair market value at the date of grant.

     In October 1996, the Company’s stockholders approved the 1996 Stock Option Plan providing for the issuance of up to 300,000 shares of the Company’s Common Stock, which amount was increased to 700,000 shares in December 1999, and then to 1,500,000 shares in January 2001. The 1996 Stock Option Plan is administered by the Board of Directors or an Option Committee. Options granted under this Plan are either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company and its subsidiaries. Options are exercisable as determined at the time of grant except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of all the option cannot be less than the fair market value at the date of grant.

     At July 31, 2002, options for an aggregate of 1,182,827 shares were granted, of which options for 666,827 shares were exercised and options for 516,000 remaining outstanding. The 516,000 outstanding options have an exercise prices ranging from $1.00 to $7.00 per share and expire from August 2002 through April 2007.

Aggregate Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

     The following table provides information on options exercised during the fiscal year ended July 31, 2002, and the value of unexercised stock options owned by the executive officers named in the Summary Compensation Table as of July 31, 2002.

					Value of Unexercised
	Shares		Number of Unexercised		In-The-Money Options
	Acquired		Options at July 31, 2002		at July 31, 2002(1)
	On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Marcus R. Rowan	—	—	357,500	517,500	—	—
Mark C. Myers	—	—	116,000	184,000	—	—
Jeffery B. Weinress	—	—	25,000	100,000	—	—
Coburn Pharr	—	—	—	—	—	—

(1)	Fair market value of the Common Stock on the last trading date of the fiscal year ended July 31, 2002, less the applicable exercise prices, multiplied by the number of shares underlying the options.

Compensation of Directors

     With the exception of Dr. Gavin, who effective August 1, 2001 was entitled to receive compensation of $6,000 per month for his services as Non-Executive Chairman of the Board of Directors, non-employee Directors receive compensation of $2,000 per meeting attended in person. All non-employee directors are reimbursed for reasonable travel expenses.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 30, 2002 concerning (i) persons known to management to be the beneficial owners of more than 5% of the Company’s Common Stock on such date, (ii) the ownership interest of each director and executive officer and (iii) the ownership interest of all directors and executive officers as a group.

		Beneficial Ownership(*)

Name and Address(1)	Status	Shares		Percentage

Concord Effekten AG(2)	Stockholder	1,457,533		9.7%
Jim Fukushima	Director	1,449,800	(3)	9.3%
Thomas A. Slamecka	Stockholder	978,258	(4)	6.2%
Marcus R. Rowan	Chief Executive Officer and Director	595,800	(5)	3.9%
Mark C. Myers	President and Director	148,000	(6)	1.0%
Blake C. Davenport	Director	103,500	(7)	0.7%
Dr. James R. Gavin III	Director and Non-Executive Chairman	95,000	(8)	0.6%
Jeffery B. Weinress	Chief Financial Officer	37,500	(9)	0.3%
All executive officers and directors as a group (6 persons)		2,429,600	(10)	14.9%

*	Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2002, pursuant to stock options, warrants and convertible securities.

(1)	The address of Messrs. Fukushima, Rowan, Myers, Davenport, Gavin and Weinress is 11770 Bernardo Plaza Court, Suite 351, San Diego, California 92128.

(2)	Concord Effekten AG is an investment banking firm whose address is Grosse Gallusstrasse 9 60311 Frankfurt am Main, Germany.

(3)	Includes shares held by HNS International, Inc. (in which Mr. Fukushima is a principal stockholder), and presently exercisable options and warrants for 550,000 shares of Common Stock.

(4)	Mr. Slamecka’s address is 2 Shannon Court, Andersen, South Carolina 29626. Mr. Slamecka’s beneficial ownership includes presently exercisable options for 807,258 shares of Common Stock.

(5)	Includes presently exercisable options for 447,500 shares of Common Stock.

(6)	Includes presently exercisable options for 148,000 shares of Common Stock.

(7)	Includes presently exercisable options for 100,000 shares of Common Stock.

(8)	Includes presently exercisable options for 95,000 shares of Common Stock.

(9)	Includes presently exercisable options for 37,500 shares of Common Stock.

(10)	Includes presently exercisable options and warrants for Common Stock listed in notes 3, 5, 6, 7, 8 and 9 above.

Equity Compensation Plan Information

     The following table summarizes the equity compensation plans under which the Company’s securities may be issued as of July 31, 2002. The securities that may be issued consist solely of the Company’s Common Stock:

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan Category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	516,000	$1.51	1,317,173
Equity compensation plans not approved by security holders	2,836,008	$1.82	—

Total	3,352,008	$1.77	1,317,173

Incentive Option Plans

     The Company’s 1996 Stock Option Plan and the Company’s 2002 Long Term Incentive and Share Award Plan (the “Plans”) provide for the issuance of up to 1,500,000 shares and 1,000,000 shares of the Company’s common stock, respectively. The Plans are administered by the Board of Directors or the Compensation Committee. Options granted under the Plans are either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company and its subsidiaries. Options are exercisable as determined at the time of grant and the exercise price of all the option cannot be less than the fair market value of the Company’s common stock at the date of grant. As of July 31, 2002, 666,827 shares of the Company’s Common Stock have been issues pursuant to exercises of options granted under this plan and 317,173 shares remain available for future issuance.

Non-Plan Options and Warrants

     From time to time the Company has issued non-qualified stock options and warrants to key employees, directors and consultants of the Company. Such options and warrants carry features similar to the Company’s Plans, however, provide for certain accelerated vesting and expiration features which do not coincide with the Company’s stockholder approved Plans.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into two distribution agreements with HNS International, Inc. (“HNS”), of which Jim Fukushima is the president and a principal stockholder. These agreements provided HNS with exclusive distribution rights for the INJEX System in Japan, Asia and Australia. In September 1999, Mr. Fukushima was elected to the Company’s Board of Directors and was issued a five- year option to purchase 50,000 shares of Common Stock at $1.09 per share exercisable after six months. In October 1999, Mr. Fukushima was elected Vice Chairman and was granted a five-year option to purchase 200,000 shares of Common Stock at $1.90 per share. On November 15, 1999, the Company sold to Mr. Fukushima 800,000 shares of Common Stock at a price of $.50 per share and warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $2.00 per share exercisable for three years, and also a 5% interest in Rosch AG, through a sub-participation contract, for an aggregate of $2,000,000.

     The Company entered into a consulting agreement with HNS in May 2002 to obtain further assistance in marketing the Company’s technology abroad. Under that agreement, the Company paid HNS a $25,000 fee between June and September 2002 and agreed to reimburse HNS for up to $50,000 of documented expenses. In addition, in the event these services produce a transaction involving the licensing and/or acquisition of rights to the Company’s technology and/or manufacturing capabilities prior to June 30, 2003, HNS will be paid a commission ranging from 5-20% based on the amount of cash received by the Company at the closing of such a transaction.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on April 15, 1981 (filed as Exhibit 3(a)(1) to Registration Statement No. 2-71775, and incorporated herein by reference).

3.1.2	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on January 27, 1987 (filed as Exhibit 3(a)(2) to the Registrant’s Form 10-Q for the fiscal quarter ended January 31, 1987, and incorporated herein by reference).

3.1.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on October 9, 1990 (filed as Exhibit 3(a)(3) to the Registrant’s Form 10-K for the fiscal year ended July 28, 1990, and incorporated herein by reference).

3.1.4	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on November 7, 1996 (filed as Exhibit 3.1.4 to the Registrant’s Form 10-KSB for the fiscal year ended July 31, 1997 (the “1997 Form 10-KSB”) and incorporated herein by reference).

3.1.5	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 4, 1998 (filed as Exhibit 2.1 to the Registrant’s Form 8-K for an event of May 5, 1998 (the “May 1998 Form 8-K”), and incorporated herein by reference).

3.1.6	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on January 5, 2000 (filed as Exhibit 10.1 to the Registrant’s Form 8-K for an event of January 5, 2000).

3.1.7	Certificate of Designations of Series A Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on May 5, 1998 (filed as Exhibit 2.2 to the May 1998 Form 8-K, and incorporated herein by reference).

3.1.8	Certificate of Designation for Series B 5% Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 3, 1999 (filed as Exhibit 3.1 to the Registrant’s Form 8-K for an event of February 3, 1999 (the “February 1999 Form 8-K”), and incorporated herein by reference).

3.2	Amended By-Laws of the Registrant as amended on the Form 8-K dated May 17, 2002, and incorporated herein by reference.

4.1	1996 Stock Option Plan (filed as Exhibit A to the Registrant’s 1996 Proxy Statement, and incorporated herein by reference).

4.2	Rights Agreement, dated as of January 22, 2001, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Form 8-K for an event of January 22, 2001, and incorporated herein by reference).

4.3	2002 Long Term Incentive and Share Award Plan (filed as Exhibit B to the Registrant’s 2002 Proxy Statement, and incorporated herein by reference).

10.1.1	Amended Employment Agreement, dated as of January 1, 1998, between the Registrant and Thomas A. Slamecka (filed as Exhibit 10.10 to Registration Statement No. 333-58937 and incorporated herein by reference).

10.1.2	Termination Agreement, dated as of June 15, 2000, between the Company and Mr. Slamecka (filed as Exhibit 10.8 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.2.1	Employment Agreement, dated January 1, 1998, between the Registrant and Michael T. Pieniazek (filed as Exhibit 10.11 to Registration Statement No. 333-58937 and incorporated herein by reference).

10.2.2	Termination Agreement, dated as of June 15, 2000, between the Registrant and Mr. Pieniazek (filed an Exhibit 10.10 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.2.3	Addendum to Termination Agreement, dated as of September 1, 2000, between the Registrant and Mr. Pieniazek (filed as Exhibit 10.10.1 to Registration Statement No. 333-45268 and incorporated herein by reference).

10.3.1	Employment Agreement, dated December 1, 1999, between the Registrant and Joseph R. Nelson (filed as Exhibit 10.10 to Registration Statement No. 333-75399 and incorporated herein by reference).

10.3.2	Termination Agreement, dated July 26, 2001, between the Registrant and Joseph R. Nelson (filed as Exhibit 10.1 to the April 30, 2002 Form 10-QSB and incorporated herein by reference).

10.4	Employment Letter, dated August 13, 2001, between the Registrant and Jeffery Weinress (filed as Exhibit 10.4 to the November 21, 2002 Form 10-KSB/A and incorporated herein by reference).

10.5	Employment Agreement, dated February 6, 2001, between the Registrant and Coburn Pharr (filed as Exhibit 10.5 to the November 21, 2002 Form 10-KSB/A and incorporated herein by reference).

10.6	Employment Agreement, dated December 26, 2001, between the Registrant and Marcus R. Rowan (filed as Exhibit 10.1 to the Form 8-K filed on January 23, 2002 and incorporated herein by reference).

10.7	Employment Agreement, dated December 26, 2001, between the Registrant and Mark C. Myers (filed as Exhibit 10.2 to the Form 8-K filed on January 23, 2002 and incorporated herein by reference).

10.8.1	Agreement and Plan of Merger, dated as of March 27, 1998, among the Registrant, Equidyne Acquisition Corporation and Equidyne Systems Inc. (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K for an event of March 27, 1998).

10.9*	Agreement between the Registrant and Rosch AG, dated September 21, 2000 filed herewith.

10.10.1	Sales Contract for Patents, dated July 8, 1999, by and between the Registrant, Equidyne Systems, Inc. and Rosch GmbH Medizintechnik (“Rosch Gmbh”) (filed as Exhibit 10.21 to the Registrant’s Form 10-KSB for the fiscal year ended July 31, 1999 (the “1999 Form 10-KSB”) and incorporated herein by reference).

10.10.2	Assets Purchase Agreement, dated April 8, 1999, by and between the Registrant, Rosch GmbH and Maico Diagnostic GmbH (filed as Exhibit 10.1 to the Registrant’s Form 10-QSB for the fiscal quarter ended April 30, 1999 and incorporated herein by reference).

10.10.3	Investment Agreement, dated July 8, 1999, by and among the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference).

10.10.4	Investment Agreement, dated July 8, 1999, by and among the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference).

10.10.5	Participation Agreement, dated September 30, 1999, by and between the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.24 to the 1999 Form 10-KSB and incorporated herein by reference).

10.10.6	Letter Agreement, dated November 15, 1999, between the Registrant and Concord Effekten AG (filed as Exhibit 10.5 to the November 1999 Form 8-K and incorporated herein by reference).

10.11.1	Form of Securities Purchase Agreement for the sale of Series B Preferred Stock (without exhibits) (filed as Exhibit 10.1 to the February 1999 Form 8-K and incorporated herein by reference).

10.11.2	Form of Warrant Agreement (filed as Exhibit 10.2 to the February 1999 Form 8-K and incorporated herein by reference).

10.12*	Letter Agreement, dated May 5, 2002, between the Registrant and HNS International, Inc.

10.13	Letter Agreement, dated October 21, 1999, between the Registrant and Jim Fukushima (filed as Exhibit 10.1 to the November 1999 Form 8-K and incorporated herein by reference).

10.14	Letter Agreement, dated October 2000, between the Registrant and Rite-Aid Corporation (filed as Exhibit 10.19 to the Registrant’s Form 10-KSB for the fiscal year ended July 31, 2000 and incorporated herein by reference).

10.15	Lease Agreement, dated January 31, 2000, between Registrant and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.15 to the Registrant’s Form 10-KSB for the fiscal year ended July 31, 2001 and incorporated herein by reference).

21*	List of subsidiaries.

23.1*	Consent of King Griffin & Adamson P.C., Independent Auditors.

23.2*	Consent of Ernst & Young LLP, Independent Auditors.

99.1*	Certification by Marcus R. Rowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification by Jeffery B Weinress, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) Reports on Form 8-K: None

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUIDYNE CORPORATION

(Registrant)

Dated: October 24, 2002	By:	/s/	Marcus R. Rowan

Marcus R. Rowan Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus R. Rowan Marcus R. Rowan	Chief Executive Officer and Director (principal executive officer)	October 24, 2002

/s/ Mark C. Myers Mark C. Myers	President and Director	October 24, 2002

/s/ Jeffery B. Weinress Jeffery B. Weinress	Chief Financial Officer (principal financial and accounting officer)	October 24, 2002

/s/ James R. Gavin Dr. James R. Gavin III	Non-Executive Chairman and Director	October 24, 2002

/s/ Blake C. Davenport Blake C. Davenport	Director	October 24, 2002

/s/ Jim Fukushima Jim Fukushima	Director	October 24, 2002

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Marcus R. Rowan, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Equidyne Corporation (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

Dated: October 24, 2002	/s/ Marcus R. Rowan Marcus R. Rowan Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jeffery B. Weinress, certify that:

1.	I have reviewed this Annual Report on From 10-KSB of Equidyne Corporation (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

Dated: October 24, 2002	/s/ Jeffery B. Weinress Jeffery B. Weinress Chief Financial Officer

EQUIDYNE CORPORATION

FORM 10-KSB

EXHIBIT INDEX

Exhibits filed herewith:

10.9	Agreement between the Registrant and Rosch AG, dated September 21, 2000 filed herewith.

10.12	Letter Agreement, dated May 5, 2002, between the Registrant and HNS International, Inc.

21	List of subsidiaries.

23.1	Consent of King Griffin & Adamson P.C., Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification by Marcus R. Rowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Jeffery B Weinress, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.