Form 10QSB
period 2002-10-31
EQUIDYNE CORP
filed 2002-12-13
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended October 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] YES [  ] NO

The number of shares outstanding of the Company’s common stock as at November 30, 2002 was 14,984,803.

Transitional Small Business Disclosure Format (check one): [   ] YES [X] NO

EQUIDYNE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT — FORM 10-QSB
THREE MONTHS ENDED OCTOBER 31, 2002

Forward Looking Statements

     Certain statements contained in this Quarterly Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “strategy” and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our international marketing activities, the success of our strategic corporate relationships, the adoption and use of needle-free technology and the success of our diversification activities. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development activities and our ability to obtain regulatory authorizations for developed products, if any; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products domestically and internationally; difficulties or delays in manufacturing; trends toward managed care and health care cost containment; exposure to product liability and other types of lawsuits and regulatory proceedings; our ability to protect our intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

EQUIDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	October 31,	July 31,
	2002	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,622	$13,092
Accounts receivable, net	44	52
Inventories, net	198	234
Deferred costs	26	20
Deferred income taxes	2,184	1,921
Refundable income taxes	3,446	3,446
Prepaid and other current assets	285	64

Total current assets	17,805	18,829
Property and equipment, net	105	133
Deposits on tooling, machinery and other	66	46
Patents, net	1,573	1,612

Total assets	$19,549	$20,620

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts payable	$400	$334
Accrued liabilities	1,146	1,382
Accrued income taxes	2,321	2,612
Deferred revenue	32	26

Total current liabilities	3,899	4,354
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $.10 par value; Authorized – 35,000,000 shares; issued – 16,481,903 shares at October 31, 2002 and July 31, 2002	1,648	1,648
Additional paid-in capital	26,593	26,593
Accumulated deficit	(7,278)	(6,662)

	20,963	21,579
Treasury stock, at cost (1,497,100 shares)	(5,313)	(5,313)

Total stockholders’ equity	15,650	16,266

Total liabilities and stockholders’ equity	$19,549	$20,620

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended October 31,

	2002	2001

Net sales	$22	$281
Cost of goods sold	25	290

Gross loss	(3)	(9)

Selling, general and administrative expenses	847	3,074
Research and development	81	124

Total operating expenses	928	3,198

Operating loss	(931)	(3,207)

Other income:
Interest and other	53	234

	53	234

Loss before income tax benefit	(878)	(2,973)

Income tax benefit	(262)	(820)

Net loss	$(616)	$(2,153)

Net loss per common share, basic	$(0.04)	$(0.14)

Net loss per common share, diluted	$(0.04)	$(0.14)

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended October 31

	2002	2001

Operating activities:
Net loss	$(616)	$(2,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	121
Deferred income taxes	(263)	(820)
Changes in operating assets and liabilities:
Accounts receivable	8	(21)
Inventories	36	––
Other assets	(227)	(281)
Accounts payable and other current liabilities	(455)	(213)

Net cash used in operating activities	(1,452)	(3,367)

Investing activities:
Proceeds from held to maturity securities	––	94
Purchase of property and equipment and deposits on tooling and equipment	(18)	(721)

Net cash used in investing activities	(18)	(627)

Financing activities:	—	—

Decrease in cash and cash equivalents	(1,470)	(3,994)

Cash and cash equivalents, beginning of period	13,092	15,405

Cash and cash equivalents, end of period	$11,622	$11,411

Supplemental cash flow information:
Income taxes paid	$291	$300
Non-cash transactions — exercise of stock options	––	3

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business

     Equidyne Corporation (the “Company”) is a holding company, which since its formation in 1977, has invested in various medical device companies and technologies. The Company presently has three wholly-owned subsidiaries: Equidyne Systems, Inc. (“ESI”), a California corporation acquired in May 1998, Equidyne Holdings (“Holdings”), a Massachusetts Business Trust formed in August 2000, and Dynamic Dental Systems, Inc. (“DDS”), a Georgia corporation acquired in May 1998, which is currently inactive. ESI, since its formation in August 1993, has been engaged in developing, manufacturing and selling its patented, needle-free drug delivery systems, principally the reusable INJEX™ System. Since January 1999, the Company has focused on the development of ESI’s needle-free technologies. Other lines of business at that time were discontinued or divested.

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

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of the Company’s financial position at October 31, 2002 and the results of its operations for the three month periods ended October 31, 2002 and October 31, 2001. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended July 31, 2002. Interim results are not necessarily indicative of those to be expected for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company’s products are sold subject to rights of return of generally between 90 days and 180 days, as defined by the sales agreement. In addition, the Company’s INJEX System has a limited shelf life, and certain retailers and wholesalers can return these products to the Company up to six months beyond this expiration date. As a result of these rights of return and the current availability of historical trends in sales and product returns, the Company defers recognition of revenues and the related cost of inventory shipped until the expiration of all such rights of return. As of October 31, 2002 and July 31, 2002, deferred revenue was approximately $32,000 and $26,000, respectively. The related cost of the inventory shipped of approximately $26,000 and $20,000 at October 31, 2002 and July 31, 2002, respectively has also been deferred, to be recognized concurrent with the recognition of the related revenue.

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

2.   Inventories

     Inventories consist of the following (in thousands):

	October 31,	July 31,
	2002	2002

Raw materials	$94	$96
Finished goods	104	138

	$198	$234

3.   Earnings (Loss) per Share

     Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended October 31, 2002 and 2001, due to their anti-dilutive effect. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	October 31

	2002	2001

Net loss	$(616)	$(2,153)

Weighted-average shares	14,985	14,985

Net loss per share (Basic and Diluted)	$(0.04)	$(0.14)

4.   Contingencies

     On February 4, 2002, a former non-executive officer of the Company filed a complaint in the United States District Court, Northern District of Georgia, against the Company, asserting claims of breach of contract, retaliation and violation of 29 U.S.C. Section 621 of the Age Discrimination in Employment Act. The complaint sought unspecified amounts of back pay, compensatory damages, fees and costs. The Company filed an answer in April 2002 denying the allegations in the complaint and asserted counterclaims of unjust enrichment and violation of 15 U.S.C. §78p(b). On October 18, 2002, the parties reached a settlement under which the Company paid $125,000 to resolve the dispute, all of which was charged to operations in the fourth quarter of fiscal year 2001.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     From January 1999 to December 2001, the Company’s focus, through ESI, was centered on the sales, marketing and production of its reusable INJEX 30 and INJEX 50 Systems. The Company launched its INJEX 30 System to the U.S. diabetes market in July 2000, utilizing a direct sales force of more than 50 persons. Since this original launch, the Company entered into distribution agreements with several large distribution partners to expand distribution channels and obtained Generic Product Indicator (“GPI”) codes for the purpose of facilitating reimbursement through health insurance plans and pharmacy benefit managers. However, none of the Company’s sales and marketing efforts resulted in the volume of sales anticipated by the Company’s prior management. Since January 1999, other than the needle-free technology of ESI, the Company’s other lines of business at that time were discontinued or divested.

     In December 2001, the Company’s Board of Directors appointed Marcus R. Rowan, a director of the Company, as Chief Executive Officer and appointed Mark C. Myers, a consultant to the Company, as President. New management concluded after an evaluation of the needle-free industry and the status of the Company’s competitors that a change in the strategic focus of the Company was necessary as the Company’s sales and marketing programs were not generating satisfactory results. The evaluation also determined that the Company’s research program should focus on continuing the development of disposable systems (both pre-filled and variable dosage devices) that could potentially serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     While the Company is continuing sales of the INJEX 30 System into the diabetes market from its existing inventories, the Company has increased its efforts to develop strategic partnerships and licensing arrangements with pharmaceutical, biotech, medical device and other interested companies. Through an agreement with the Company’s former wholly-owned subsidiary, Rosch AG, the Company has participated in a licensing arrangement with Pharmacia AB for the worldwide use of the Injex System for human growth hormone treatment. The Company believes more stockholder value can be derived from licensing its intellectual property than from retail sales activities, and the focus of the Company has shifted from an exclusive focus on its reusable devices to one which places additional emphasis on technology development, licensing opportunities for the Company’s existing technology and evaluating other diversification opportunities for the Company. As part of this change in focus, the Company has postponed ramping up manufacturing of the INJEX 50 System pending successful development of a strategic partnership or licensing arrangement designed to facilitate the introduction of the INJEX 50 System into the market.

     As a result of the Board’s decision to change the Company’s strategic direction, the Company recorded a pre-tax charge of $5.5 million principally related to asset impairment losses in the fiscal year ended July 31, 2002. Since the second half of fiscal 2002, the Company has been evaluating various diversification strategies, including, but not limited to, investing in business opportunities not necessarily related to the medical device field. This evaluation is on-going.

Results of Operations

     Consolidated net sales (“sales”) were $22,000 for the three months ended October 31, 2002 compared to $281,000 for the three months ended October 31, 2001, a decrease of $259,000, or 92%. The decrease in sales through the Company’s distribution partners (Rite-Aid and CVS) reflects the Company’s change in strategic focus described above and the cessation of advertising and co-marketing expenditures in the third quarter of the prior fiscal year. Such advertising and marketing expenditures had not proven to be cost effective in generating sales.

     Cost of sales for the three months ended October 31, 2002 and 2001 were $25,000 and $290,000, respectively, a decrease of $265,000, or 91%. The production cost of the consumable components of the Company’s product (the polycarbonate plastic ampules and vial adapters) were in excess of the respective selling prices both in the current quarter and in the prior fiscal year, primarily resulting from low production volumes. Cost of sales for both periods were impacted by a write-down of the Company’s ampule and adapter inventories to reduce their respective carrying values to the lower of cost or selling price. However, the Company believes the high cost structure for production will continue until demand for its products enables it to achieve greater production volumes.

     Selling, general and administrative (“SG&A”) expenses for the three months ended October 31, 2002 were $847,000, compared to $3,074,000 for the three months ended October 31, 2001, a decrease of $2,227,000, or 72%. The decrease principally reflects lower total salary expense, recruiting and travel related costs resulting from the reductions of the Company sales force and other administrative staff between October 2001 and March 2002. The Company reduced its sales force by 18 sales representatives in October 2001 and made reductions in other administrative staff between January and March 2002. Total headcount was reduced from 47 employees in July 2001 to 10 employees as of October 2002. Prior year SG&A expenses included $150,000 of severance costs related to the October 2001 workforce reduction. Consulting and other professional service expenditures decreased by approximately $436,000 (including approximately $75,000 related to audit and tax services) from the first quarter in the prior fiscal year as a the Company has scaled-back operations and changed its strategic focus and thus required fewer such services. The aforementioned cessation of advertising and co-marketing expenditures reduced current quarter SG&A expense by approximately $738,000 as compared to the first quarter of the prior fiscal year. Depreciation and amortization expense decreased approximately $55,000 as the result of the write-off of the Company’s manufacturing equipment in the second quarter of fiscal 2002.

     Research and development expenses decreased 35% to $81,000 for the three months ended October 31, 2002 from $124,000 for the three months ended October 31, 2001. The decrease in research and development was primarily the result of the Company performing fewer clinical trial tests during the current year first quarter than in the first quarter of the prior fiscal year. The Company continues its developmental efforts in fiscal 2003 to enhance its needle-free system offerings, particularly its disposable, single-use models, and a newly-designed glass-lined pre-filled ampule, which would allow the Company to have product offerings that could serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     The Company’s income tax benefit for the three months ended October 31, 2002 and 2001 were $262,000 and $820,000, respectively. The tax benefits in both periods are based on the Company’s ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001.

Liquidity and Capital Resources

     At October 31, 2002, the Company had working capital of $13.9 million, compared to working capital of $14.5 million at July 31, 2002. The decrease of approximately $0.6 million resulted primarily from the net effect of Company’s first quarter operating losses.

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

Income Taxes

     In preparing the Company’s consolidated financial statements, management is required to estimate the Company’s income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet, as applicable. The Company’s deferred tax assets consist primarily of net operating losses carried back and the effects of certain reserves not yet deductible for tax purposes. Management will then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that it is believed that recovery is not more likely than not, a valuation allowance is established. Although the Company believes that Federal deferred tax assets will be realized via future carry back of operating losses, the Company determined that it does not have sufficient taxable income available for future carry back with respect to State income taxes. Therefore, the Company believes it was appropriate to record a valuation allowance against its State deferred tax assets. The State deferred tax assets are still available for the Company to use in the future to offset State taxable income, which would result in the recognition of a tax benefit and a reduction to the Company’s effective tax rate.

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

Item 3.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a) -14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that such officers are alerted on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act and that such information is recorded, processed and reported as and when required.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     On February 4, 2002, a former non-executive officer of the Company filed a complaint in the United States District Court, Northern District of Georgia, against the Company, asserting claims of breach of contract, retaliation and violation of 29 U.S.C. Section 621 of the Age Discrimination in Employment Act. The complaint sought unspecified amounts of back pay, compensatory damages, fees and costs. The Company filed an answer in April 2002 denying the allegations in the complaint and asserted counterclaims of unjust enrichment and violation of 15 U.S.C. §78p(b). On October 18, 2002, the parties reached a settlement under which the Company paid $125,000 to resolve the dispute, all of which had been charged to operations in the fourth quarter of fiscal year 2001.

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

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     None.

Item 5.   OTHER INFORMATION

     None

Item 6.   EXHIBITS AND REPORTS ON FORMS 8-K

     (a)  Exhibits

            See Index to Exhibits included in this quarterly report.

     (b)  Reports on Form 8-K:

            None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUIDYNE CORPORATION

(Registrant)

Dated: December 12, 2002	By:	/s/ Marcus R. Rowan
Marcus R. Rowan
Chief Executive Officer

	By:	/s/ Jeffery B. Weinress
Jeffery B. Weinress
Chief Financial Officer
(principal financial and accounting officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Marcus R. Rowan, Chief Executive Officer of Equidyne Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Equidyne Corporation (“Equidyne”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Equidyne as of, and for, the periods presented in this quarterly report;

4.	Equidyne’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Equidyne and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to Equidyne, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of Equidyne’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Equidyne’s other certifying officer and I have disclosed, based on our most recent evaluation, to Equidyne’s auditors and the audit committee of Equidyne’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Equidyne’s ability to record, process, summarize and report financial data and have identified for Equidyne’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Equidyne’s internal controls; and

6.	Equidyne’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in Equidyne’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002.	By:	/s/ Marcus R. Rowan
Marcus R. Rowan
Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jeffery B. Weinress, Chief Financial Officer of Equidyne Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Equidyne Corporation (“Equidyne”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Equidyne as of, and for, the periods presented in this quarterly report;

4.	Equidyne’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Equidyne and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to Equidyne, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of Equidyne’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Equidyne’s other certifying officer and I have disclosed, based on our most recent evaluation, to Equidyne’s auditors and the audit committee of Equidyne’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Equidyne’s ability to record, process, summarize and report financial data and have identified for Equidyne’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Equidyne’s internal controls; and

6.	Equidyne’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in Equidyne’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002.	By:	/s/ Jeffery B. Weinress
Jeffery B. Weinress
Chief Financial Officer

EQUIDYNE CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description

99.1*	Certification by Marcus R. Rowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification by Jeffery B Weinress, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith