Form 10QSB
period 2003-01-31
EQUIDYNE CORP
filed 2003-03-14
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended January 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period From       to

Commission file number 0-9922

EQUIDYNE CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2608713 (I.R.S. Employer Identification No.)

11300 Sorrento Valley Road, Suite 255
San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Issuer’s telephone number, including area code: (858) 587-7777

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] YES   [  ] NO

The number of shares outstanding of the Company’s common stock as at February 28, 2003 was 14,984,803.

Transitional Small Business Disclosure Format (check one): [  ] YES   [X] NO

EQUIDYNE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT - FORM 10-QSB
THREE AND SIX MONTHS ENDED JANUARY 31, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

EQUIDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	January 31,	July 31,
	2003	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,876	$13,092
Accounts receivable, net	36	52
Inventories, net	168	234
Deferred costs	12	20
Deferred income taxes	2,467	1,921
Refundable income taxes	3,446	3,446
Prepaid and other current assets	240	64

Total current assets	17,245	18,829
Property and equipment, net	105	133
Deposits	23	46
Patents, net	1,534	1,612

Total assets	$18,907	$20,620

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts payable	$318	$334
Accrued liabilities	1,264	1,382
Accrued income taxes	2,322	2,612
Deferred revenue	16	26

Total current liabilities	3,920	4,354
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $.10 par value; Authorized – 35,000,000 shares; issued – 16,481,903 shares at January 31, 2003 and July 31, 2002	1,648	1,648
Additional paid-in capital	26,593	26,593
Accumulated deficit	(7,941)	(6,662)

	20,300	21,579
Treasury stock, at cost (1,497,100 shares)	(5,313)	(5,313)

Total stockholders’ equity	14,987	16,266

Total liabilities and stockholders’ equity	$18,907	$20,620

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Net sales	$29	$124	$51	$405
Cost of goods sold	26	276	51	566

Gross profit (loss)	3	(152)	––	(161)
Selling, general and administrative expenses	879	2,326	1,726	5,250
Research and development	90	171	171	295
Inventory write-down	—	295	––	295
Asset impairment and other restructure charges	––	5,361	––	5,511

Total operating expenses	969	8,153	1,897	11,351

Operating loss	(966)	(8,305)	(1,897)	(11,512)
Interest and other income, net	24	111	77	345

Loss before income tax benefit	(942)	(8,194)	(1,820)	(11,167)
Income tax benefit	(279)	(2,455)	(541)	(3,275)

Net loss	$(663)	$(5,739)	$(1,279)	$(7,892)

Net loss per common share, basic	$(0.05)	$(0.38)	$(0.09)	$(0.53)

Net loss per common share, diluted	$(0.05)	$(0.38)	$(0.09)	$(0.53)

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	January 31,

	2003	2002

Operating activities:
Net loss	$(1,279)	$(7,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	353
Deferred income taxes	(546)	(3,276)
Loss on sale of property and equipment	11	—
Asset impairment and other restructure charges	––	5,278
Changes in operating assets and liabilities:
Accounts receivable	16	1
Inventories	66	112
Other assets	(165)	(83)
Accounts payable and other current liabilities	(434)	14

Net cash used in operating activities	(2,200)	(5,493)
Investing activities:
Proceeds from held to maturity securities	––	7,207
Proceeds from sale of property and equipment	4	—
Purchase of property and equipment and deposits on tooling and equipment	(20)	(1,518)

Net cash provided by (used in) investing activities	(16)	5,689
Financing activities:	—	—

Increase (decrease) in cash and cash equivalents	(2,216)	196
Cash and cash equivalents, beginning of period	13,092	15,405

Cash and cash equivalents, end of period	$10,876	$15,601

Supplemental cash flow information:
Income taxes paid	$295	$301
Non-cash transactions - exercise of stock options	––	3

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

     During fiscal 2002, the Company’s new executive management began an evaluation of the Company’s technologies, markets and production capabilities. They concluded that a change in the strategic focus of the Company was necessary as the Company’s production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. The Company believed that more stockholder value could be created through licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies. The Company believed its sales and marketing programs would be further enhanced by the progress the Company was making in developing disposable needle-free injection systems. In addition, the Company began evaluating various diversification strategies, including, but not limited to, investing in business opportunities not necessarily related to the medical device field. This evaluation is on-going.

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair and accurate presentation of the Company’s financial position at January 31, 2003 and the results of its operations for the three and six-month periods ended January 31, 2003 and January 31, 2002. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended July 31, 2002. Interim results are not necessarily indicative of those to be expected for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company’s products are sold subject to rights of return of generally between 90 days and 180 days, as defined by the sales agreement. In addition, the Company’s INJEX System has a limited shelf life, and certain retailers and wholesalers can return these products to the Company up to six months beyond this expiration date. As a result of these rights of return and the current availability of historical trends in sales and product returns, the Company defers recognition of revenues and the related cost of inventory shipped until the expiration of all such rights of return. As of January 31, 2003 and July 31, 2002, deferred revenue was approximately $16,000 and $26,000, respectively. The related cost of the inventory shipped of approximately $12,000 and $20,000 at January 31, 2003 and July 31, 2002, respectively has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 replaces Issue No. 94-3. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. FAS 146 is not expected to have any material effect on the Company’s financial statements.

     On December 31, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which amends Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. These expanded disclosures will be required for the Company’s third quarter ending April 30, 2003. The Company anticipates that it will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company believes that the adoption of this standard will have no material impact on its financial position, results of operations or cash flows.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to current year classifications.

2.	Inventories

     Inventories consist of the following (in thousands):

	January 31,	July 31,
	2003	2002

Raw materials	$52	$96
Finished goods	116	138

	$168	$234

3.	Loss per Share

     Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three and six months ended January 31, 2003 and 2002, due to their anti-dilutive effect. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Net loss	$(663)	$(5,739)	$(1,279)	$(7,892)

Weighted-average shares	14,985	14,985	14,985	14,985

Net loss per share (Basic and Diluted)	$(0.05)	$(0.38)	$(0.09)	$(0.53)

4.	Contingencies

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

5.	Prior Year Asset Impairment and Other Restructure Charges

     In the six months ended January 31, 2002, the Company recorded $5.5 million in pre-tax charges ($5.4 million of such charges were recorded in the second quarter of the prior fiscal year) related to asset impairment losses. The charges principally related to a $5.3 million charge due to the impairment of value of certain non-operating assets (primarily its automated manufacturing equipment and tools) and approximately $0.2 million for employee severance and excess facility costs. Additionally, during the second quarter of fiscal 2002, the Company recorded a charge of $295,000, shown as a separate component of operating expenses in the caption “inventory write-down” in the accompanying Statement of Operations, resulting from the settlement of litigation with a former manufacturer of its injectors and reset boxes.

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

     In December 2001, the Company’s Board of Directors appointed Marcus R. Rowan, a director of the Company, as Chief Executive Officer and appointed Mark C. Myers, a consultant to the Company, as President. Mr. Myers was appointed to the Board of Directors in January 2002. New management concluded after an evaluation of the needle-free industry and the status of the Company’s competitors that a change in the strategic focus of the Company was necessary as the Company’s sales and marketing programs were not generating satisfactory results. The evaluation also determined that the Company’s research program should focus on continuing the development of disposable systems (both pre-filled and variable dosage devices) that could potentially serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     While the Company is continuing sales of the INJEX 30 System into the diabetes market from its existing inventories, the Company has increased its efforts to develop strategic partnerships and licensing arrangements with pharmaceutical, biotech, medical device and other interested companies. Through an agreement with the Company’s former wholly-owned subsidiary, Rosch AG, the Company has participated in a licensing arrangement with Pharmacia AB for the worldwide use of the Injex System for human growth hormone treatment. In January 2003, Rosch AG declared bankruptcy under German law. The effects of the Rosch bankruptcy on the on-going revenues from the Pharmacia AB contract are not yet known. Nevertheless, the Company believes more stockholder value can be derived from licensing its intellectual property than from retail sales activities, and the focus of the Company has shifted from an exclusive focus on its reusable devices to one which places additional emphasis on technology development, licensing opportunities for the Company’s existing technology and evaluating other diversification opportunities for the Company. As part of this change in focus, the Company has postponed ramping up manufacturing of the INJEX 50 and disposable systems pending successful development of strategic partnerships or licensing arrangements designed to facilitate the introduction of these systems into the market.

     As a result of the Board’s decision to change the Company’s strategic direction, the Company recorded a pre-tax charge of $5.5 million principally related to asset impairment losses in the second quarter ended January 31, 2002. Since the second half of fiscal 2002, the Company has been evaluating various diversification strategies, including, but not limited to, investing in business opportunities not necessarily related to the medical device field. This evaluation is on-going.

Results of Operations

     Consolidated net sales (“sales”) were $29,000 for the three months ended January 31, 2003 compared to $124,000 for the three months ended January 31, 2002, a decrease of $95,000, or 77%. Sales were $51,000 and $405,000 for the six months ended January 31, 2003 and 2002, respectively. The decrease in sales through the Company’s distribution partners (Rite-Aid and CVS) reflects the Company’s change in strategic focus described above and the cessation of advertising and co-marketing expenditures in the third quarter of the prior fiscal year. Such advertising and marketing expenditures had not proven to be effective in generating sales.

     Cost of sales for the three and six months ended January 31, 2003 was $24,000 and $51,000, respectively, as compared to $276,000 and $566,000, respectively in the three and six month periods in the 2002 fiscal year. This represents a decrease in cost of sales of 91% in each of the three and six month periods. The decrease in the current fiscal year was primarily the result of the decrease in sales volume. The low gross margin results from the production cost of the consumable components of the Company’s products (the polycarbonate plastic ampules and vial adapters) which is in excess of the respective selling prices both in the current and prior fiscal years, primarily resulting from low production volumes. Cost of sales for fiscal 2002 was further impacted by a write-down of the Company’s ampule and adapter inventories to reduce their respective carrying values to the lower of cost or selling price. However, the Company believes the high cost structure for production will continue until demand for its products enables it to achieve greater production volumes.

     Selling, general and administrative (“SG&A”) expenses for the three months ended January 31, 2003 were $879,000, compared to $2,326,000 for the three months ended January 31, 2002, a decrease of $1,447,000, or 62%. SG&A expenses in the six months ended January 31, 2003 were $1,726,000, a decrease of $3,524,000, or 67% from the $5,250,000 in the first six months of the prior fiscal year. The decrease in both the three and six month periods principally reflects lower total salary expense, recruiting and travel related costs resulting from the reductions of the Company sales force and other administrative staff between October 2001 and March 2002. The Company reduced its sales force by 18 sales representatives in October 2001 and made reductions in other administrative staff between January and March 2002. Total headcount was reduced from 47 employees in July 2001 to 10 employees as of January 2003. The current fiscal year also included the compensation of Mr. Rowan and Mr. Myers who were appointed as Chief Executive Officer and President, respectively in December 2001. The current quarter also included executive management bonuses of $187,000, an increase of $47,000 from the $140,000 incurred in the second quarter of the prior fiscal year. Advertising and co-marketing expenditures in the three and six month periods were reduced by $115,000 and $852,000, respectively, as compared to the prior fiscal year as a result of the aforementioned cessation of advertising and co-marketing activities. Consulting, outside services and other professional service expenditures decreased by approximately $472,000 from the second quarter in the prior fiscal year ($970,000 as compared to the first six months of the prior fiscal year) as the Company has scaled-back operations and changed its strategic focus and thus required fewer such services. Reductions included approximately $100,000 of audit and tax service costs and approximately $290,000 of consulting costs associated with a voluntary exchange program completed in the second quarter of fiscal 2002. In addition, depreciation and amortization expense for the second quarter decreased approximately $166,000 ($333,000 in the six months) as the result of the $5.3 million write-off of the Company’s manufacturing equipment in the second quarter of fiscal 2002. The second quarter of the prior fiscal year included a $120,000 bonus paid to Mr. Rowan for his services to the Board during the first five months of fiscal 2002.

     Research and development expenses decreased 48% to $90,000 for the three months ended January 31, 2003 from $171,000 for the three months ended January 31, 2002. Six-month expenditures for research and development decreased 42% to $171,000 from $295,000 in the prior year. The decrease in research and development was primarily the result of the Company performing fewer clinical trial tests during the current fiscal year than in the prior fiscal year. The Company continues its developmental efforts in fiscal 2003 to enhance its needle-free system offerings, particularly its disposable, single-use models, and a newly-designed glass-lined pre-filled ampule, which would allow the Company to have product offerings that could serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     In the six months ended January 31, 2002, the Company recorded $5.5 million in pre-tax charges ($5.4 million of such charges were recorded in the second quarter) related to asset impairment losses. The charges principally related to a $5.3 million loss due to the impairment of value of certain non-operating assets (primarily its automated manufacturing equipment and tools) and approximately $0.2 million for employee severance and excess facility costs. Also in the second quarter of fiscal 2002, the Company recorded a charge of $295,000, shown as a separate component of operating expenses in the caption “inventory write-down” in the accompanying Statement of Operations, resulting from the settlement of litigation with a former manufacturer of its injectors and reset boxes.

     The Company’s income tax benefit for the three and six-months ended January 31, 2003 were $279,000 and $541,000, respectively, as compared to $2,455,000 and $3,275,000 for the three and six months ended January 31, 2002. The tax benefits are based on the Company’s ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001.

Liquidity and Capital Resources

     At January 31, 2003, the Company had working capital of $13.3 million, compared to working capital of $14.5 million at July 31, 2002. The decrease of approximately $1.2 million resulted primarily from the net effect of the Company’s operating losses for the first six months of the current fiscal year.

     The Company believes that funds on hand, combined with cash generated from investment income and tax refunds, will be sufficient to finance operations and capital expenditures for the next twelve months. In addition, the Company may consider enhancing future growth through investments in or acquisitions of companies, technologies or products in related or other lines of business, as well as through expansion of the existing product lines. There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

Significant Accounting Policies

     The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company’s reported results and require the most difficult, subjective or complex judgments by management.

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

     On December 31, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which amends Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. These expanded disclosures will be required for the Company’s third quarter ending April 30, 2003. The Company anticipates that it will continue to apply

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company believes that the adoption of this standard will have no material impact on its financial position, results of operations or cash flows.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None.

Item 5. OTHER INFORMATION

                 In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by our independent accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. During the second quarter ended January 31, 2003, the Audit Committee approved the engagement of King, Griffin & Adamson, P.C. for the preparation of federal and state income tax returns for fiscal year ended July 31, 2002.

Item 6. EXHIBITS AND REPORTS ON FORMS 8-K

             (a)  Exhibits

See Index to Exhibits included in this quarterly report.

             (b)  Reports on Form 8-K:

On March 7, 2003 the Company filed a Report on Form 8-K related to change in its independent public accountants pursuant to a merger of its independent public accountants and another accounting and business services firm.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUIDYNE CORPORATION

(Registrant)

Dated: March 14, 2003	By:	/s/ Marcus R. Rowan

Marcus R. Rowan Chief Executive Officer

	By:	/s/ Jeffery B. Weinress

Jeffery B. Weinress Chief Financial Officer (principal financial and accounting officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Marcus R. Rowan, Chief Executive Officer of Equidyne Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Equidyne Corporation (“Equidyne”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Equidyne as of, and for, the periods presented in this quarterly report;

4.	Equidyne’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Equidyne and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Equidyne, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Equidyne’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: March 14, 2003.
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

b)	evaluated the effectiveness of Equidyne’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Equidyne’s internal controls; and

6.	Equidyne’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in Equidyne’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003.
	By:	/s/ Jeffery B. Weinress Jeffery B. Weinress Chief Financial Officer

EQUIDYNE CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description

99.1*	Certification by Marcus R. Rowan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.2*	Certification by Jeffery B Weinress, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* filed herewith