Form 10QSB
period 2003-04-30
EQUIDYNE CORP
filed 2003-06-13
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  YES  [  ]  NO

The number of shares outstanding of the Company’s common stock as at May 31, 2003 was 14,984,803.

Transitional Small Business Disclosure Format (check one): [  ]  YES  [X]  NO

EQUIDYNE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT - FORM 10-QSB
THREE AND NINE MONTHS ENDED APRIL 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

EQUIDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	April 30,	July 31,
	2003	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,186	$13,092
Accounts receivable, net	13	52
Inventories, net	146	234
Deferred costs	13	20
Deferred income taxes	2,664	1,921
Refundable income taxes	3,446	3,446
Prepaid and other current assets	138	64

Total current assets	16,606	18,829
Property and equipment, net	81	133
Deposits	5	46
Patents, net	1,495	1,612

Total assets	$18,187	$20,620

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts payable	$287	$334
Accrued liabilities	1,023	1,382
Accrued income taxes	2,324	2,612
Deferred revenue	25	26

Total current liabilities	3,659	4,354
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.10 par value; authorized – 35,000,000 shares; issued – 16,481,903 shares at April 30, 2003 and July 31, 2002	1,648	1,648
Additional paid-in capital	26,593	26,593
Accumulated deficit	(8,400)	(6,662)

	19,841	21,579
Treasury stock, at cost (1,497,100 shares)	(5,313)	(5,313)

Total stockholders’ equity	14,528	16,266

Total liabilities and stockholders’ equity	$18,187	$20,620

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Licensing revenues	$––	$254	$––	$254
Net product sales	14	35	65	440

	14	289	65	694
Cost of goods sold	19	94	70	660

Gross profit (loss)	(5)	195	(5)	34

Selling, general and administrative expenses	641	1,135	2,367	6,385
Research and development	41	102	212	397
Inventory write-down	—	—	––	295
Asset impairment and other restructure charges	––	—	––	5,511

Total operating expenses	682	1,237	2,579	12,588

Operating loss	(687)	(1,042)	(2,584)	(12,554)
Interest and other income, net	31	34	108	379

Loss before income tax benefit	(656)	(1,008)	(2,476)	(12,175)
Income tax benefit	(197)	(377)	(738)	(3,652)

Net loss	$(459)	$(631)	$(1,738)	$(8,523)

Net loss per common share, basic	$(0.03)	$(0.04)	$(0.12)	$(0.57)

Net loss per common share, diluted	$(0.03)	$(0.04)	$(0.12)	$(0.57)

See accompanying notes.

EQUIDYNE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	April 30,

	2003	2002

Operating activities:
Net loss	$(1,738)	$(8,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	422
Deferred income taxes	(743)	(3,653)
Loss on sale of property and equipment	9	—
Asset impairment and other restructure charges	––	5,278
Changes in operating assets and liabilities:
Accounts receivable	39	37
Inventories	88	(45)
Other assets	(46)	215
Accounts payable and other current liabilities	(695)	(1,272)

Net cash used in operating activities	(2,892)	(7,541)
Investing activities:
Proceeds from held to maturity securities	––	7,207
Proceeds from sale of property and equipment	7	—
Purchase of property and equipment and deposits on tooling and equipment	(21)	(1,559)

Net cash provided by (used in) investing activities	(14)	5,648
Financing activities:	—	—

Decrease in cash and cash equivalents	(2,906)	(1,893)
Cash and cash equivalents, beginning of period	13,092	15,405

Cash and cash equivalents, end of period	$10,186	$13,512

Supplemental cash flow information:
Income taxes paid	$293	$301
Non-cash transactions - exercise of stock options	––	3

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

     During fiscal 2002, the Company’s new executive management began an evaluation of the Company’s technologies, markets and production capabilities. They concluded that a change in the strategic focus of the Company was necessary as the Company’s production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. The Company believed that more stockholder value could be created through licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies. The Company believed its strategic objectives would be further enhanced by targeted development of disposable needle-free injection systems. In addition, the Company began evaluating various diversification strategies, including, but not limited to, investing in business opportunities not necessarily related to the medical device field. This evaluation is on-going.

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair and accurate presentation of the Company’s financial position at April 30, 2003 and the results of its operations for the three and nine-month periods ended April 30, 2003 and April 30, 2002. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended July 31, 2002. Interim results are not necessarily indicative of those to be expected for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company’s products are sold subject to rights of return of generally between 90 days and 180 days, as defined by the sales agreement. In addition, the Company’s INJEX System has a limited shelf life, and certain retailers and wholesalers can return these products to the Company up to six months beyond this expiration date. As a result of these rights of return and the current availability of historical trends in sales and product returns, the Company defers recognition of revenues and the related cost of inventory shipped until the expiration of all such rights of return. As of April 30, 2003 and July 31, 2002, deferred revenue was approximately $25,000 and $26,000, respectively. The related cost of the inventory shipped of approximately $13,000 and $20,000 at April 30, 2003 and July 31, 2002, respectively has also been deferred, to be recognized concurrent with the recognition of the related revenue.

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

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to current year classifications.

2.    Inventories

     Inventories consist of the following (in thousands):

	April 30,	July 31,
	2003	2002

Raw materials	$48	$96
Finished goods	98	138

	$146	$234

3.    Loss per Share

     Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three and nine months ended April 30, 2003 and 2002, due to their anti-dilutive effect. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net loss	$(459)	$(631)	$(1,738)	$(8,523)

Weighted-average shares	14,985	14,985	14,985	14,985

Net loss per share (Basic and Diluted)	$(0.03)	$(0.04)	$(0.12)	$(0.57)

4.    Stock-Based Compensation

     In accordance with Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the three and nine months ended April 30, 2003 and 2002.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), an amendment of FAS 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and frequent disclosures in financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the adoption of this standard had no material impact on its financial position, results of operations or cash flows. The interim disclosure provisions of FAS 148 are effective for interim reporting periods beginning after December 15, 2002. As such, the Company adopted the disclosure provisions beginning with the third quarter of fiscal 2003.

     Had compensation expense been determined based on the fair values at dates of grant for its stock options under FAS 123, as amended by FAS 148, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net loss, as reported	$(459)	$(631)	$(1,738)	$(8,523)
Add: Stock-based compensation expense included in reported net loss	––	––	––	––
Deduct: Stock-based employee compensation expense determined under fair value based method	(95)	(65)	(286)	(194)

Pro forma net loss	$(554)	$(696)	$(2,024)	$(8,717)

Net loss per share, as reported	$(0.03)	$(0.04)	$(0.12)	$(0.57)

Net loss per share, pro forma	$(0.04)	$(0.05)	$(0.14)	$(0.58)

     The fair values under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002

Expected life (years)	3	3
Interest rate	4.0%	5.0%
Volatility	0.95	0.94
Dividend yield	0.0%	0.0%

5.    Contingencies

     In the ordinary course of conducting its business, the Company may become subject to litigation and claims regarding various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure upon the resolution of any such litigation or claims is not expected to materially adversely affect the Company’s financial condition or results of operations.

6.    Prior Year Asset Impairment and Other Restructure Charges

     In the nine months ended April 30, 2002, the Company recorded $5.5 million in pre-tax charges ($5.4 million of such charges were recorded in the second quarter of fiscal 2002) related to asset impairment losses. The charges principally related to a $5.3 million charge due to the impairment of value of certain non-operating assets (primarily its automated manufacturing equipment and tooling) and approximately $0.2 million for employee severance and excess facility costs. Additionally, during the second quarter of fiscal 2002, the Company recorded a charge of $295,000, shown as a separate component of operating expenses in the caption “inventory write-down” in the accompanying Statement of Operations, resulting from the settlement of litigation with a former manufacturer of its injectors and reset boxes.

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

     From January 1999 to December 2001, the Company’s focus, through ESI, was centered on the sales, marketing and production of its reusable INJEX 30 and INJEX 50 Systems. The Company launched its INJEX 30 System to the U.S. diabetes market in July 2000, utilizing a direct sales force of more than 50 persons. Since the U.S. launch, the Company entered into distribution agreements with several large distribution partners to expand distribution channels and obtained Generic Product Indicator (“GPI”) codes for the purpose of facilitating reimbursement through health insurance plans and pharmacy benefit managers. However, none of the Company’s sales and marketing efforts resulted in the volume of sales anticipated by the Company’s prior management.

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

     While the Company is continuing sales of the INJEX 30 System into the diabetes market from its existing inventories, the Company has increased its efforts to develop strategic partnerships and licensing arrangements with pharmaceutical, biotech, medical device and other interested companies. Through an agreement with the Company’s former wholly-owned subsidiary, Rosch AG Medizintechnik (“Rosch”), the Company participated in a licensing arrangement with Pfizer (formerly Pharmacia AB) (“Pfizer”) for the worldwide use of the Injex System for human growth hormone treatment. In January 2003, Rosch declared bankruptcy under German law, terminating the Pfizer agreement. In March 2003, the assets of Rosch were purchased by Riemser Arzneimitel AG (“Riemser”), a private company located in Germany. Equidyne and Riesmer are in discussions with Pfizer about re-establishing the licensing agreement, though there can be no assurances that a new agreement will be entered into. Nevertheless, the Company believes more stockholder value can be derived from licensing its intellectual property than from retail sales activities, and the focus of the Company has shifted from an exclusive focus on its reusable devices to one which places additional emphasis on more recent technology developments, licensing opportunities for the Company’s existing technology and evaluating other diversification opportunities for the Company. As part of this change in focus, the Company has postponed ramping up manufacturing of the INJEX 50 and disposable systems pending successful development of strategic partnerships or licensing arrangements designed to facilitate the introduction of these systems into the market.

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

Results of Operations

     Consolidated net product sales (“sales”) were $14,000 for the three months ended April 30, 2003 compared to $35,000 for the three months ended April 30, 2002, a decrease of $21,000, or 60%. Sales were $65,000 and $440,000 for the nine months ended April 30, 2003 and 2002, respectively. The decrease in sales through the Company’s distribution partners (Rite-Aid and CVS) reflects the Company’s change in strategic focus described above and the cessation of advertising and co-marketing expenditures in the third quarter of the prior fiscal year. Such advertising and marketing expenditures have not proven to be effective in generating product sales.

     In the three months ended April 30, 2002, the Company received $254,000 in licensing revenues from Rosch related to the contract with Pfizer. Since the fourth quarter of fiscal 2002, the Company has not received additional licensing revenues from this contract.

     Cost of sales for the three and nine months ended April 30, 2003 was $19,000 and $70,000, respectively, as compared to $94,000 and $660,000, respectively in the three and nine month periods in the 2002 fiscal year. This represents a decrease in cost of sales of 80% and 89% in the three and nine month periods, respectively. The decrease in the current fiscal year was primarily the result of the decrease in sales volume. The low gross margin results from the production cost of the consumable components of the Company’s products (the polycarbonate plastic ampules and vial adapters) which is in excess of the respective selling prices both in the current and prior fiscal years, primarily resulting from low production volumes. Cost of sales for fiscal 2002 was further impacted by a write-down of the Company’s ampule and adapter inventories to reduce their respective carrying values to the lower of cost or selling price. However, the Company believes the high cost structure for production will continue until demand for its products enables it to achieve greater production volumes.

     Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2003 were $641,000, compared to $1,135,000 for the three months ended April 30, 2002, a decrease of $494,000, or 44%. SG&A expenses in the nine months ended April 30, 2003 were $2,367,000, a decrease of $4,018,000, or 63% from the $6,385,000 in the first nine months of the prior fiscal year. The decrease in both the three and nine month periods principally reflects lower total salary expense, recruiting and travel related costs resulting from the reductions of the Company sales force and other administrative staff between October 2001 and March 2002. The Company reduced its sales force by 18 sales representatives in October 2001 and made reductions in other administrative staff between January and March 2002. Total headcount was reduced from 47 employees in July 2001 to 7 employees as of April 2003. The current fiscal year also includes the compensation of Mr. Rowan and Mr. Myers who were appointed as Chief Executive Officer and President, respectively, in December 2001 and total executive management bonuses of $187,000, an increase of $47,000 from the $140,000 incurred in the nine months ended April 30, 2002. Advertising and co-marketing expenditures in the nine month period were reduced by $850,000, as compared to the prior fiscal year, as a result of the aforementioned cessation of advertising and co-marketing activities. Consulting, outside services and other professional service expenditures decreased by approximately $210,000 from the third quarter in the prior fiscal year. These service expenditures decreased $1,465,000 as compared to the first nine months of the prior fiscal year as the Company has scaled-back operations and changed its strategic focus and thus required fewer such services. Reductions included approximately $200,000 of audit and tax service costs and approximately $290,000 of consulting costs associated with a voluntary exchange program completed in the second quarter of fiscal 2002. In addition, depreciation and amortization expense for the nine months ended April 30, 2003 decreased approximately $227,000 as the result of the $5.3 million write-off of the Company’s manufacturing equipment in the second quarter of fiscal 2002. The second quarter of the prior fiscal year included a $120,000 bonus paid to Mr. Rowan for his services to the Board during the first five months of fiscal 2002.

     Research and development expenses decreased 60% to $41,000 for the three months ended April 30, 2003 from $102,000 for the three months ended April 30, 2002. Nine-month expenditures for research and development decreased 47% to $212,000 from $397,000 in the prior year. Having completed its targeted development efforts, the Company discontinued its research and development activities in February 2003. Additionally, the Company performed fewer clinical trial tests during the current fiscal year than in the prior fiscal year. The Company believes its previous developmental efforts in fiscal 2003 have enhanced its needle-free system offerings, particularly its disposable, single-use models, and a newly-designed glass-lined pre-filled ampule, which would allow the Company to have product offerings that could serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     In the nine months ended April 30, 2002, the Company recorded $5.5 million in pre-tax charges ($5.4 million of such charges were recorded in the second quarter) related to asset impairment losses. The charges principally related to a $5.3 million loss due to the impairment of value of certain non-operating assets (primarily its automated manufacturing equipment and tools) and approximately $0.2 million for employee severance and excess facility costs. Also in the second quarter of fiscal 2002, the Company recorded a charge of $295,000, shown as a separate component of operating expenses in the caption “inventory write-down” in the accompanying Statement of Operations, resulting from the settlement of litigation with a former manufacturer of its injectors and reset boxes.

     The Company’s income tax benefit for the three and nine-months ended April 30, 2003 were $197,000 and $738,000, respectively, as compared to $377,000 and $3,652,000 for the three and nine months ended April 30, 2002. The tax benefits are based on the Company’s ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001.

Liquidity and Capital Resources

     At April 30, 2003, the Company had working capital of $12.9 million, compared to working capital of $14.5 million at July 31, 2002. The decrease of approximately $1.6 million resulted primarily from the net effect of the Company’s operating losses for the first nine months of the current fiscal year.

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

Critical Accounting Policies

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

     On December 31, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which amends Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the adoption of this standard had no material impact on its financial position, results of operations or cash flows.

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

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     None.

Item 5. OTHER INFORMATION

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by our independent accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. No non-audit services were performed during the third quarter ended April 30, 2003.

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

EQUIDYNE CORPORATION

(Registrant)

Dated: June 12, 2003	By:	/s/ Marcus R. Rowan

Marcus R. Rowan
Chief Executive Officer

	By:	/s/ Jeffery B. Weinress

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

Date: June 12, 2003.

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

Date: June 12, 2003.

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