Form 10KSB
period 2003-07-31
EQUIDYNE CORP
filed 2003-08-21
CIK 352281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2003

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to ______________

                          Commission file number 0-9922

                                   ----------

                              EQUIDYNE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                       04-2608713
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

11300 Sorrento Valley Road, Suite 255
       San Diego, California                                 92121
(Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (858) 587-7777

         Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class:         Name of Exchange on which Registered:
    Common Stock, $0.10 par value           American Stock Exchange

       Securities registered under Section 12(g) of the Exchange Act: None

                                   ----------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES  [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended July 31, 2003 were $82,000.

The aggregate market value, as at August 12, 2003, of the Common Stock of the Company, its only class, held by non-affiliates of the Company, was approximately $7,196,088, calculated on the basis of the mean between the high and low sales prices of the Company's Common Stock on the American Stock Exchange on that date. The number of shares outstanding of the Company's common stock as at August 15, 2003 was 14,985,595.

Transitional Small Business Disclosure Format (check one): [ ] YES  [X] NO

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                         2003 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                   PART I
Item 1.    Description of Business                                            2

Item 2.    Properties                                                        11

Item 3.    Legal Proceedings                                                 11

Item 4.    Submission of Matters to a Vote of Security Holders               12

                                   PART II

Item 5.    Market for Common Equity and Related Stockholder Matters          12

Item 6.    Management's Discussion and Analysis or Plan of Operation         13

Item 7.    Financial Statements                                              19

Item 8.    Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure                                           35

Item 8A.   Controls and Procedures                                           35

                                  PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act              35

Item 10.   Executive Compensation                                            37

Item 11.   Security Ownership of Certain Beneficial Owners and Management    40

Item 12.   Certain Relationships and Related Party Transactions              42

Item 13.   Exhibits and Reports on Form 8-K                                  43

           Signatures                                                        46

Forward Looking Statements

     Certain statements contained in this Annual Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to our ability to develop and execute our business plan, the prospects for future sales of our products, the success of our international marketing activities, the success of our strategic corporate relationships, the adoption and use of needle-free technology and the success of our diversification and strategic alternative activities. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development activities and our ability to obtain regulatory authorizations for developed products, if any; competitive developments affecting our current products; our ability to successfully identify and attract strategic partners and to market both new and existing products domestically and internationally; difficulties or delays in manufacturing; trends toward managed care and health care cost containment; exposure to product liability and other types of lawsuits and regulatory proceedings; our ability to protect our intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities or strategic alternatives, including potential strategic acquisitions, a potential sale or merger, a potential sale or license of assets including Equidyne's needle-free technology, and potential liquidation; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

The Company

     Equidyne Corporation (the "Company") is a holding company, incorporated on January 28, 1977 under the name American Electromedics Corp, and reincorporated in Delaware in 1981. Since its formation, the Company has invested in various medical device companies and technologies. Prior to January 1999, the Company was principally engaged in the manufacture and sale of diagnostic audiometric devices which identify diseases and disorders of the middle ear and in the distribution of intra-oral dental cameras. The Company presently has three wholly-owned subsidiaries: Equidyne Systems, Inc. ("ESI"), a California corporation acquired in May 1998, Equidyne Holdings ("Holdings"), a Massachusetts Business Trust formed in August 2000 as a holding company, and Dynamic Dental Systems, Inc. ("DDS"), a Delaware corporation acquired in May 1998, which is currently inactive. ESI, since its formation in August 1993, has been engaged in developing, manufacturing and selling its patented, needle-free drug delivery systems, principally the reusable INJEX'TM' System. Since January 1999, the Company has principally focused on the development of ESI's needle-free technologies; other lines of business at that time were discontinued or divested. On December 29, 1999, the Company changed its name to Equidyne Corporation.

     The INJEX System consists of a hand-held, spring-powered device that injects drugs from a needle-free syringe through the skin as a narrow, high-pressure stream of liquid. The INJEX System eliminates the need to pierce the skin with a sharp needle, thus reducing the discomfort of needle use and eliminating the risk of accidental needle stick incidents, injuries and the resulting transmission of blood-borne pathogens. The Company believes that the INJEX System is smaller, easier to use and less expensive than needle-free injection systems marketed by the majority of the Company's competitors.

     The Company's products and manufacturing operations are subject to extensive governmental regulation, both in the United States and abroad. In the United States, the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under section 510(k) of the Federal Food, Drug, and Cosmetic Act ("FFDCA"). The INJEX System first received FDA 510(k) clearance to market the INJEX System in the United States in 1995.

     Overall, revenues from the sale of the Company's products have been disappointing since their U.S. launch in July 2000. Since the U.S. launch, aggregate product revenues have totaled approximately $750,000, while operating expenses (before asset impairment and other restructure charges) have exceeded $25 million. Over the past three years, the Company has encountered significant difficulties implementing its marketing strategies and has attempted to overcome such difficulties by revising such marketing strategies, obtaining stronger distribution partners, improving insurance reimbursement coverage and increasing consumer education programs. Despite such programs, however, product sales have failed to achieve anticipated levels.

     During fiscal 2002, the Company replaced its executive and financial management and began to explore strategic and restructuring alternatives. The new management team undertook a complete evaluation of the entire Company and the needle-free industry. Based on the conclusions reached during this evaluation, the Board of Directors approved a restructuring of the Company. Overhead costs were substantially reduced by eliminating most personnel and expenditures. As a result, fiscal 2002 selling, general and administrative expenses were reduced by almost 50% from fiscal 2001. Fiscal 2003 operating expenses were further reduced by over 50% from fiscal 2002. The Company's headcount was reduced from 50 at the end of fiscal year 2001 to 5 employees as of July 31, 2003. In addition, the Company reduced its operating space requirements from approximately 17,000 sq. ft. in four facilities as of July 31, 2002 to approximately 2,500 sq. ft. in two facilities as of July 31, 2003. Furthermore, in fiscal 2002, the Company wrote-off excess inventories and non-operating assets totaling approximately $5.6 million. Of the aforementioned fiscal 2002 charges, $5.4 million related to a loss due to the impairment of value of certain non-operating assets related to a purchase commitment entered into by prior management (primarily its automated manufacturing equipment and tools, which the Company no longer required for on-going production), $0.1 million related to employee severance and excess facility costs.

     Since mid 2002, the Company has focused its efforts on completing targeted product development involving disposable injector and pre-filled ampule technology, obtaining patent protection and FDA clearances and seeking licensing agreements and/or sales of its technology to strategic partnerships with pharmaceutical, biotech, medical or other interested companies. During fiscal year 2002, the Company recorded $265,000 of licensing and royalty income obtained through an agreement with Rosch AG Medizintechnik, a former wholly-owned subsidiary of the Company. Since the fourth quarter of fiscal 2002, the Company has not received additional licensing revenues from this contract. In addition, during the second half of fiscal 2002, the Company began evaluating various business opportunities and strategic alternatives, not necessarily related to the medical device field, designed to enhance stockholder value as discussed in "Recent Developments--Strategic Alternatives" below.

Recent Developments

Executive Management

     In December 2001, the Board of Directors of the Company appointed one of the Company's directors, Marcus R. Rowan, as Chief Executive Officer and appointed Mark C. Myers as President. Mr. Myers was subsequently named to the Board of Directors in January 2002. Messrs. Rowan and Myers replaced the Company's former Chairman, President and Chief Executive Officer. In August 2001, Dr. James Gavin III became non-executive Chairman of the Board of Directors. Also in August 2001, the Company appointed Jeffery Weinress as its Chief Financial Officer and Treasurer.

Capital Stock Transactions

     In August 2000, the Company's Board of Directors approved a stock repurchase plan authorizing the Company to purchase, through January 31, 2001, up to 1,000,000 shares of the Company's Common Stock on the open market from time to time at management's discretion, based upon market conditions. In January 2001, the Board of Directors extended the repurchase plan through July 31, 2001 and authorized the purchase of up to 500,000 additional shares. Under the plan, the Company repurchased 1,497,100 shares of Common Stock through July 31, 2001, for a total cost of approximately $5,313,000.

     On January 22, 2001, the Board of Directors adopted a Stockholder Rights Plan, pursuant to which a dividend was declared of one preferred share purchase right ("Right") for each outstanding share of Common Stock and for each share of Common Stock issued thereafter. Each Right entitles the registered holder to purchase one one-hundredth of a share of the Company's Series C Preferred Stock, $.01 par value, at a purchase price of $40.00 per Right. The Rights will be exercisable only if a person or group (1) acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (2) commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. Until that time, the Rights will be evidenced by and will trade with the shares of Common Stock. The Rights will expire on January 21, 2011 unless the Company first redeems or exchanges them.

     On May 28, 2002, the Company's stockholders approved the 2002 Long Term Incentive and Share Award Plan providing for the issuance of up to 1,000,000 shares of the Company's Common Stock. The plan is administered by the Company's Board of Directors or Compensation Committee. Options granted under this Plan may be either incentive stock options or non-qualified stock options which may be granted to employees, officers, directors or consultants of the Company. Options are exercisable as determined at the time of grant, and the exercise price of all the options cannot be less than the fair market value at the date of grant.

Strategic Alternatives

During the second half of fiscal 2002, the Company began evaluating various business opportunities and strategic alternatives designed to enhance stockholder value. The Board has been engaged in this process for some time and is committed to completing this evaluation, which includes, but is not limited to, the following potential alternatives:

         A STRATEGIC ACQUISITION;

         A SALE OR MERGER;

         A SALE OR LICENSE OF ASSETS, INCLUDING EQUIDYNE'S NEEDLE-FREE TECHNOLOGY; AND

         A LIQUIDATION.

Upon completion of this evaluation, the Board plans to recommend to stockholders or implement the action or actions deemed most likely to enhance stockholder value.

         Recent Board actions to implement further the evaluation process include, but are not limited to, the following:

         At a special meeting of the Board on June 27, 2003, the Board unanimously determined to engage Cypress Associates LLC, a New York City based specialty financial services firm providing advisory services across a broad range of disciplines including mergers and acquisitions, fairness opinions, valuations, restructurings and reorganizations, and private placements ("Cypress").

         On June 30, 2003, the Board appointed Harry Yergey as an independent director. Mr. Yergey is an international banking veteran and is currently Senior Vice President and Manager for Commerzbank in Atlanta, Georgia, who oversees major corporate relationships. Mr. Yergey has a degree in economics, is fluent in German and lived abroad for more than 15 years. The Board believes that Mr. Yergey brings substantial value to Equidyne and its stockholders through his valuable global perspective, strong financial insight and ability to aid the Board in its evaluation of business opportunities and strategic alternatives.

         Throughout July and early August 2003, the Board and current executive management have met with Cypress and Equidyne's special counsel to discuss with Cypress potential business opportunities and the parameters of other strategic alternatives.

         The Board discussed with Cypress its desire to explore further the following potential alternatives: strategic acquisitions, a sale or merger, a sale or license of assets, including Equidyne's needle-free technology, and a liquidation. Cypress initially presented the Board with approximately 20 potential business opportunities and strategic alternatives, which Cypress subsequently expanded in conjunction with current executive management. Over the course of these meetings, the Board further narrowed its criteria for strategic acquisition or merger candidates based on minimum EBITDA and projected growth targets and maximum price ranges. Since then, the Board, current executive management and Cypress have been engaging in discussions with interested third parties that met the Board's criteria.

         During July 2003, the Board also reviewed a non-binding proposal involving an infusion of cash into Equidyne to better position Equidyne to consummate potential strategic acquisitions and the appointment of investor representation in connection with the cash investment.

         Cypress is nearing completion of a liquidation analysis, which will be compared to the evaluation of other business opportunities and strategic alternatives being considered. In addition, Cypress has reported to the Board that it has significantly narrowed the opportunities to be considered by the Company by focusing on strategic acquisitions meeting the Board's criteria.

         The Board is currently continuing to evaluate all of these alternatives and working with Cypress to complete its examination of these alternatives. At present, the Board has not made any final determination with respect to any of the alternatives listed above. Your Board remains committed to completing this evaluation process with the aim of maximizing stockholder value. Our plans and proposals are subject to a number of risks and uncertainties, some of which are beyond the control of our Board and management. As a result, we cannot guarantee you that our plans or proposals will enhance stockholder value or that any of these transactions will ultimately be consummated.

Hostile Proxy Contest

         The Company is currently involved in a proxy solicitation contest with MFC Bancorp Ltd., a merchant bank with offices in Vienna and Berlin ("MFC").
On May 2, 2003 Concord Effekten AG, a German investment banking firm ("Concord"), gave MFC voting control of the shares held by Concord, representing approximately 8.7% of the Company's issued and outstanding Shares, and MFC informed the Company that it intended to launch a proxy solicitation to replace the Company's entire Board of Directors and nominate its own slate of directors. The Board of Directors believes that the election of the slate of directors nominated by MFC would not be in the best interests of the Company and its stockholders and unanimously recommends that stockholders of record on July 14, 2003 reject MFC's nominees at the Company's 2003 annual meeting of stockholders scheduled for September 9, 2003. See Item 3. "Legal Proceedings."

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

     Injections using traditional needle-syringes have various shortcomings, including: (i) the risk of needlestick injuries; (ii) the patients' aversion to needles and discomfort; and (iii) the costs of disposing of used syringes as "medical waste." The most dangerous of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient's blood accidentally penetrates a healthcare worker's skin. Contaminated needles can transmit deadly blood-borne pathogens including viruses such as HIV and hepatitis B. Approximately 600,000 needlestick injuries occur in the United States each year according to published data.

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

     A specifically configured INJEX 30 System for insulin administration was approved for "over-the-counter" distribution by the FDA in September 2002. Such systems will require specific product and packaging labeling changes to differentiate the over-the counter version from the currently marketed system requiring a physician's prescription.

     The INJEX 50 System was cleared for use by the FDA in March 2001. It is similar to the INJEX 30 System, but has a capacity to deliver up to .5 ml of medication. The Company believes that the INJEX 50 System facilitates usage where dosages are often greater than .3 ml, such as local anesthesia, vaccinations, and other subcutaneous therapies.

     A disposable system was approved for use by the FDA in June 2001. Unlike the Company's other systems, which include a multiple-use injector/reset box and single-use, disposable medication ampules, the new, fully disposable device does not require a reset box or disposable ampule, thereby offering added convenience and ease of use. Proprietary design features in this system prevent re-use of the device. The Company has multiple products with capacities ranging from .3 ml to .6 ml.

     The Company has also designed a pre-fillable, glass-lined ampule for use with either its reusable or disposable devices. This newly developed pre-filled, glass-lined ampule, coupled with the disposable system, is designed for applications in short-term injectable drug therapies administered by patients at home as well as certain subcutaneous vaccines.

     During fiscal 2003, the Company obtained patent protection for its low-cost disposable injector system and filed for patent protection for its pre-filled ampule technology.

     The Company does not plan to initiate market and large-scale production of the over-the-counter "insulin-only" INJEX 30 System, INJEX 50 System, the disposable systems or pre-filled ampules prior to the development of a strategic partnership, licensing and/or sales arrangement to facilitate such activities.

Materials and Manufacturing

     The INJEX System's reusable injector and reset box are made of a combination of medical-grade stainless steel and molded plastic components. The disposable ampules and vial adapters are made from molded plastic components. The raw materials used in the manufacturing process are readily available from suppliers.

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

     The Company had worked with Nypro Inc., a leading worldwide manufacturer of precision injection molding for the healthcare industry to build and operate automated, high-volume, low-cost production systems to supply the ampules and vial adapters for the INJEX Systems in an amount necessary to meet market demand. In anticipation of the launch of the INJEX System in July 2000 and the then expected need for high-volume manufacturing of the INJEX System component parts, prior management of the Company entered into supply arrangements and purchase commitments with Nypro pursuant to which the Company invested approximately $5.2 million in necessary tooling and automation machinery. However, demand for the INJEX System did not meet expectations and, as a result, the need for such capacity did not materialize. Based upon the expected demand for the INJEX System, in January 2002 management concluded that it had more than enough inventory on hand. Therefore, the Company no longer had a current use for its high-volume, automated manufacturing equipment and in fiscal year 2002, wrote-off the $5.2 million carrying value of such equipment as excess equipment in accordance with generally accepted accounting standards. During fiscal 2003, the Company terminated its manufacturing agreement with Nypro, Inc.

The Company believes it has adequate inventory on hand to meet the expected demands for its products and believes that alternative sources for the production of its products are available if such needs arise.

Product Warranty

     The Company currently offers a one-year warranty on the injector and reset box components of the INJEX System.

Marketing

     The Company launched its INJEX 30 System product line with a .3 ml capacity to the U.S. diabetes market in July 2000 utilizing a 50-person direct sales force. This sales team concentrated its efforts in the large diabetes market where the Company believes there are over eight million injections every day in the United States. The Company's sales force focused on key doctors in the field of diabetes, primary care physicians, diabetes educators and pharmacists.

     When initial sales of the INJEX 30 System were lower than originally anticipated, management undertook several steps in an attempt to increase sales. First, the Company entered into distribution agreements with Rite Aid Corporation ("Rite Aid") in October 2000 and CVS in May 2001. The Company believed that these companies would provide the retail distribution necessary to facilitate sales growth through large retail pharmacy chains across the United States.

     Second, the Company obtained a Generic Product Indicator ("GPI") code from First Data Bank, the national repository of drug and drug delivery device information, that provides GPI codes used by most insurance companies and Pharmacy Benefit Managers ("PBMs") in the United States. Primarily as a result of obtaining the GPI code, the Company believes it now has achieved reimbursement coverage of the INJEX System through four of the top six PBMs in the United States, which have a combined enrollment of over 100 million lives.

     Finally, the Company changed its initial marketing strategy, which targeted key doctors in the field of diabetes, primary care physicians, diabetes educators and pharmacists in the U.S. diabetes market, to a strategy focused on direct-to-consumer marketing. In April 2001, the Company announced the new marketing strategy focused on direct-to-consumer marketing in the domestic diabetes market. Implementation of the new strategy included a reduction in the Company's sales force by 25 in April 2001, restructuring and refocusing of the Company's remaining sales force and the reallocation of the Company's marketing resources and objectives towards increased clinical distribution and direct-to-consumer advertising and sales support. In May 2001, the Company entered into a $620,000 joint marketing agreement with CVS, as amended, for a comprehensive marketing program running through October 2001, designed to take advantage of CVS' diabetes customer base. The Company also continued its retail distribution through Rite-Aid on a non-exclusive basis. The Company believed that consumer education for its needle-free products could be effectively accomplished with direct-to-consumer advertising, an informative web site and sales support for its retail distribution partners, including sales training and point-of sale materials.

     The advertising and co-marketing programs did not prove to be effective in generating product sales. As a result, in fiscal 2002, the Company ended its advertising and co-marketing programs. Total advertising expenditures were $0 and $832,000 in fiscal year 2003 and 2002, respectively. In October 2001, the Company reduced its sales force by 18 employees. In the first calendar quarter of 2002, new management further reduced its sales and marketing staff and shifted the Company's primary focus to establishing licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     After developing an improved version of the INJEX 30 System, the Company decided to commence a voluntary exchange program in fiscal 2002 with certain of its earlier existing customers, offering to provide free of charge a new upgraded INJEX 30 System injector and an updated instruction manual, training video and carrying case. This upgrade increased the durability and life of the product as well as assisted consumers in the proper use and storage of the INJEX System. The cost of this program, including inventory and consulting expenses totaled approximately $317,000.

     While the Company will continue selling the INJEX 30 System into the diabetes market from its existing inventories, during fiscal 2003, the Company has begun to increase its efforts to implement strategic partnerships with pharmaceutical, biotechnology, medical device or other interested companies to enhance the delivery of their injected medications and vaccines with needle-free devices. Because of needle-phobia, many injected products are under-utilized by patients. The Company is focused on the pursuit of strategic partnering relationships with a number of pharmaceutical, biotechnology, medical device and other interested companies under which the Company would sell its products or grant specified rights or licenses to use some of its products or technology. The Company's marketing plans in this sector may change significantly depending on the Company's discussions with drug companies and manufacturers, and the Company's success in securing licensing, joint development and/or other agreements with such entities or other interested parties.

     Through an agreement with the Company's former wholly-owned subsidiary, Rosch AG Medizintechnik ("Rosch"), the Company participated in a licensing arrangement with Pfizer (formerly Pharmacia AB) ("Pfizer") for the worldwide use of the INJEX System for human growth hormone treatment. The Company received approximately $265,000 under the licensing agreement in fiscal 2002 and none in fiscal 2003. In January 2003, Rosch declared bankruptcy under German law, terminating the Pfizer agreement. In March 2003, the assets of Rosch were purchased by Riemser Arzneimittel AG ("Riemser"), a private company located in Germany. Equidyne and Riemser have been engaged in discussions with Pfizer about re-establishing the licensing agreement, though there can be no assurances that a new agreement will be entered into. Nevertheless, the Company believes more stockholder value can be derived from licensing its intellectual property than from retail sales activities, and the focus of the Company has shifted from an exclusive focus on its reusable devices to one which places additional emphasis on more recent technology developments, licensing opportunities for the Company's existing technology and evaluating other diversification opportunities for the Company.

     The Company is also seeking licensing and joint development agreements with drug companies and manufacturers of injectable pharmaceuticals outside the United States (other than in certain countries in Europe where the rights to conduct such activities have been conveyed to Rosch AG, or its successors). In September 1998 and February 1999, the Company entered into two separate distribution agreements to supply HNS International, Inc. ("HNS") with the INJEX System for distribution within Japan, Australia, and substantially all of Asia. The agreements provide exclusive distribution rights, subject to regulatory approvals that have not yet been obtained, and the distributor selling specified quantities within the territory. HNS is wholly-owned by Jim Fukushima, a former Director of the Company. In addition, the Company entered into a consulting agreement with HNS (which expired in December 2002) to obtain further assistance in marketing the Company's technology abroad.

Status of Needle-Free Industry and Competition

     During fiscal 2003, there were several companies whose principal business involves the development and sale of needle-free injection systems which collectively have spent over one-hundred million dollars on their needle-free programs. Of these companies, there are a number of publicly-held companies in addition to Equidyne, including Antares Pharma, Inc. (formerly Medi-Ject Corporation), Bioject Medical Technologies Inc., Weston Medical Group plc, and Rosch AG Medzitechnik. At present, none of these public companies is profitable and two of them, Weston Medical Group and Rosch AG, filed for bankruptcy during fiscal 2003.

     The INJEX needle-free injection System competes with standard needle-syringes, needle-free injection systems of other manufacturers and safety syringes. Many of these competitors have been in business longer than the Company, and have substantially greater technical, marketing, financial, sales and customer service resources than the Company. Leading suppliers of needle-syringes include: Becton-Dickinson & Co. ("BD"), which the Company believes has a substantial majority of the domestic needle syringe market, and Sherwood Medical Co., a subsidiary of Wyeth. Manufacturers of traditional needle-syringes compete primarily on price. Manufacturers of safety syringes compete on features, quality and price.

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

     Antares Pharma, Inc. (formerly Medi-Ject Corporation), founded in 1979, currently markets a needle-free injector system known as the "Medi-Jector Vision'TM'," which consists of an injector with a multi-use disposable needle-free syringe. Antares Pharma, Inc. has entered into various licensing and development agreements with multi-national pharmaceutical and medical device companies covering the design and manufacture of customized injection systems for specific drug therapies.

     Another principal manufacturer of needle-free injection systems is Bioject Medical Technologies, Inc., formed in 1985. Bioject Medical Technologies Inc. has sold a CO[u]2 powered injector since 1993. The injector is designed for and used almost exclusively for vaccinations in doctors' offices or public clinics. Bioject Medical Technologies Inc. also acquired Vitajet Corporation, which has introduced a coil spring injector system that incorporates a disposable needle-free syringe.

     Weston Medical Group plc, founded in 1994, was developing a needle-free device based on its "Intraject'r'" technology. In May 2003, certain of Weston's assets, including its Intraject technology and certain equipment, were sold to Aradigm Corporation, a U.S. company specializing in pulmonary drug delivery.

     Rosch AG Medizintechnik, a former subsidiary of the Company, declared bankruptcy under German law in January 2003. In March 2003, the assets of Rosch were purchased by Riemser Arzneimittel AG, a private company located in Germany.

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

Product Development

     Having completed its targeted development efforts, the Company discontinued its research and development activities in February 2003. Recent developments include 0.5 ml and 0.6 ml single-use fully disposable needle-free injection systems and a pre-filled glass ampule for use with the INJEX System and the new
0.5 ml and 0.6 ml single-use disposable systems for short-term injection therapies and vaccines in clinical and pharmaceutical markets.

Government Regulation

     Government regulation in the United States and certain foreign countries is a significant factor in the Company's business. In the United States, the Company's products and its manufacturing practices are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "FFDCA") and by other state regulatory agencies. Under the FFDCA, medical devices, including the Company's needle-free injection systems, must receive FDA clearance before they may be sold, or be exempted from the need to obtain such clearance. The Company has already received 510(k) clearance for the INJEX 30, INJEX 50 and disposable systems for sale upon a doctor's prescription. In September 2002, the Company received clearance from the FDA to market the INJEX 30 System for insulin administration for over-the-counter ("OTC") use, thereby permitting direct purchase by a consumer without a doctor's prescription. This clearance augments the current FDA 510(k) clearance. The Company has not yet set a target date for over-the-counter marketing pending development of a strategic partnership or licensing arrangement to facilitate OTC sales of the product.

     The FDA regulatory process may delay the marketing of new or modified systems or devices for lengthy periods and impose substantial additional costs. Moreover, FDA marketing clearance regulations depend heavily on administrative interpretation, and there can be no assurance that interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. There can be no assurance that the Company will be able to effectively market OTC sales of any of the Company's future products or any expanded uses of current or future products in a timely manner or at all. Once obtained, FDA clearances are subject to continual review. If the FDA believes that the Company is not in compliance with applicable requirements, the FDA can institute proceedings to detain or seize the Company's products, require a recall, suspend production, distribution, marketing and sales, enjoin future violations and assess civil and criminal penalties against the Company and its directors, officers or employees. The FDA may also suspend or withdraw market approval for the Company's products or require the Company to repair, replace or refund the cost of any product that it manufactures or distributes.

     FDA regulations also require the Company to adhere to certain "Quality System Regulations," which include validation testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is subject to periodic inspections by the FDA. In addition, changes in existing regulations or the adoption of new regulations could make the Company's ability to be in regulatory compliance more difficult in the future.

     Sales of medical devices outside the United States that are manufactured within the United States are subject to United States export requirements, and all medical devices sold abroad are subject to applicable foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time and requirements necessary to obtain approval by a foreign country may differ substantially from those required for FDA clearance. There can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

Patents and Trademarks

     The Company holds three United States patents and one foreign patent and has applied for several foreign patents for its INJEX System. The Company holds one U.S. patent and has applied for several foreign patents on its disposable system. The Company also has several patents pending on its other developments. The Company also possesses certain registered trademarks and copyrights for names it believes are important to its business.

Employees

     At July 31, 2003, the Company had five employees, of which, all five were management or administrative personnel. In addition, as necessary, the Company retains independent consultants for design support, new product development, marketing and regulatory assistance.

     None of the Company's employees are covered by any collective bargaining agreements. Management considers its employee relations to be satisfactory.

Item 2. PROPERTIES

     At July 31, 2003, the Company's principal corporate office and ESI's principal operating office were located in San Diego, California, in approximately 1,700 square feet of leased office space, under a lease providing for monthly rent of $2,400, expiring in April 2004.

     The Company leases approximately 700 square feet of executive office space in Dallas, Texas under a month-to-month arrangement for approximately $1,000 per month.

     The Company believes that its facilities are adequate for its present needs.

Item 3. LEGAL PROCEEDINGS

     On September 17, 2001, Olpe Jena GmbH ("Olpe Jena") filed a complaint against ESI in United States District Court, Southern District of California, seeking damages in excess of $1,880,000 for termination of its contract to manufacture injectors and reset boxes. On October 18, 2001, ESI filed an answer denying the material allegations of the complaint and asserting various counterclaims against Olpe Jena. In February 2002, the Company and Olpe Jena reached a settlement under which the Company paid Olpe Jena $695,000 to complete the purchase of injectors and reset boxes that Olpe Jena had manufactured but not delivered prior to contract termination in December 2000. Of the $695,000 settlement, $400,000 was previously charged to operations in the fourth quarter of fiscal year 2001. The remaining $295,000 was charged as a separate component of operating expenses in the caption "inventory write-down" in the Statement of Operations in fiscal year 2002.

     On February 4, 2002, a former non-executive officer of the Company filed a complaint in the United States District Court, Northern District of Georgia, against the Company, asserting claims of breach of contract, retaliation and violation of 29 U.S.C. Section 621 of the Age Discrimination in Employment Act. The complaint sought unspecified amounts of back pay, compensatory damages, fees and costs. The Company filed an answer in April 2002 denying the allegations in the complaint and asserted counterclaims of unjust enrichment and violation of 15 U.S.C. 'SS' 78p(b). On October 18, 2002, the parties reached a settlement under which the Company paid $125,000 to resolve the dispute, all of which had been previously accrued and charged to operations in fiscal year 2001.

     On June 24, 2003, MFC commenced an action against Equidyne in the Court of Chancery of the State of Delaware, New Castle County (C.A. No. 20386) seeking an order to require Equidyne to schedule its 2003 annual meeting for the election of directors pursuant to Section 211 of Delaware's General Corporation Law, and an order to require Equidyne to produce to MFC certain information regarding Equidyne's shareholders pursuant to Section 220 of Delaware's General Corporation Law. On June 26, 2003, Equidyne independently scheduled its 2003 annual meeting of stockholders (the "Meeting") for September 9, 2003 and set a record date for the Meeting of July 14, 2003.

     On or about July 22, 2003, the parties executed and submitted to the court a Stipulation and Order reflecting a resolution of the Section 220 claim. Pursuant to that stipulation, Equidyne agreed to provide certain information regarding Equidyne's shareholders to MFC by July 25, 2003. Accordingly, MFC withdrew its Section 220 claim.

     Oral argument on MFC's Section 211 claim was heard on July 30, 2003. Following the hearing, the Court granted Equidyne's motion to dismiss the
Section 211 action, but did so on a without prejudice basis, and MFC filed a new
Section 211 action that day. On August 13, 2003, the Court granted an order pursuant to Section 211 directing that Equidyne hold its 2003 annual meeting for the election of directors on September 9, 2003 and set a record date of July 14, 2003. Because the Court has issued an order under Section 211, the statutory quorum for the Meeting shall consist of the shares of stock represented at the Meeting, either in person or by proxy, shall constitute a quorum, whether or not such shares constitute a quorum under the Company's bylaws or certificate of incorporation.


     In the ordinary course of conducting its business, the Company has become subject to litigation and claims regarding various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure upon the resolution of any such litigation or claims is not expected to materially adversely affect the Company's financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Sales Prices for Company's Common Stock

     The Company's Common Stock has been listed on the American Stock Exchange ("AMEX") since December 15, 2000, under the symbol IJX, and was previously traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol INJX. The following table sets forth, for the indicated periods, the high and low closing prices on the AMEX.

------------------------------------------------------
                 Fiscal Year Ended   Fiscal Year Ended
 Fiscal Period       7/31/03             7/31/02
------------------------------------------------------
                    High    Low         High    Low
------------------------------------------------------
First Quarter      $0.66   $0.27       $1.70   $3.06
------------------------------------------------------
Second Quarter      0.50    0.27        1.10    2.94
------------------------------------------------------
Third Quarter       0.66    0.31        1.00    1.37
------------------------------------------------------
Fourth Quarter      0.52    0.36        0.85    1.68
------------------------------------------------------

Approximate Number of Holders of Company's Common Stock

     At July 31, 2003, there were approximately 200 stockholders of record of the Company's Common Stock. The Company believes that a substantial amount of the shares are held in nominee name for beneficial owners.

Dividends

     The Company has never paid any cash dividends on its Common Stock. There are currently no restrictions which limit the Company's ability to pay dividends if any are declared. The Company does not currently intend to pay cash dividends.

Recent Sales of Unregistered Securities

     None.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Report. In this Annual Report, "fiscal 2003" refers to the Company's fiscal year ended July 31, 2003 and references to "fiscal 2002" refer to the Company's year ended July 31, 2002. Certain statements contained in this Annual Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to our ability to develop and execute our business plan, the prospects for future sales of our products, the success of our international marketing activities, the success of our strategic corporate relationships, the adoption and use of needle-free technology and the success of our diversification and strategic alternative activities. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development activities and our ability to obtain regulatory authorizations for developed products, if any; competitive developments affecting our current products; our ability to successfully identify and attract strategic partners and to market both new and existing products domestically and internationally; difficulties or delays in manufacturing; trends toward managed care and health care cost containment; exposure to product liability and other types of lawsuits and regulatory proceedings; our ability to protect our intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities or strategic alternatives including potential strategic acquisitions, a potential sale or merger, a potential sale or license of assets including Equidyne's needle-free technology, and potential liquidation; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     The Company is a holding company, which since its formation in 1977, has invested in various medical device companies and technologies. The Company presently has three wholly-owned subsidiaries: Equidyne Systems, Inc. ("ESI"), a California corporation acquired in May 1998, Equidyne Holdings ("Holdings"), a Massachusetts Business Trust formed in August 2000 as a holding company, and Dynamic Dental Systems, Inc. ("DDS"), a Delaware corporation acquired in May 1998, which is currently inactive. ESI, since its formation in August 1993, has been engaged in developing, manufacturing and selling its patented, needle-free drug delivery systems, principally the reusable INJEX'TM' System. Since January 1999, other than the needle-free technology of ESI, the Company's other lines of business at that time were discontinued or divested.

     From January 1999 to December 2001, the Company's focus, through ESI, was centered on the sales, marketing and production of its reusable INJEX 30 and INJEX 50 Systems. The Company launched its INJEX 30 System to the U.S. diabetes market in July 2000, utilizing a direct sales force of more than 50 persons. Since this original launch, the Company entered into distribution agreements with several large distribution partners to expand distribution channels and obtained Generic Product Indicator ("GPI") codes for the purpose of facilitating reimbursement through health insurance plans and pharmacy benefit managers. However, the Company's sales and marketing efforts did not result in the volume of sales anticipated by the Company's prior management.

     In December 2001, the Company's Board of Directors appointed Marcus R. Rowan, a director of the Company, as Chief Executive Officer and appointed Mark
C. Myers, a consultant to the Company, as President. Mr. Myers was appointed to the Board of Directors in January 2002. New management concluded after an evaluation of the needle-free industry and the status of the Company's competitors that a change in the strategic focus of the Company was necessary as the Company's sales and marketing programs were not generating satisfactory results.

The evaluation also determined that the Company's research program should focus on continuing the development of disposable systems (both pre-filled and variable dosage devices) that could potentially serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     While the Company is continuing sales of the INJEX 30 System into the diabetes market from its existing inventories, the Company has increased its efforts to develop strategic partnerships and licensing arrangements with pharmaceutical, biotech, medical device and other interested companies. Through an agreement with the Company's former wholly-owned subsidiary, Rosch AG Medizintechnik ("Rosch"), the Company participated in a licensing arrangement with Pfizer (formerly Pharmacia AB) ("Pfizer") for the worldwide use of the Injex System for human growth hormone treatment. In January 2003, Rosch declared bankruptcy under German law, terminating the Pfizer agreement. In March 2003, the assets of Rosch were purchased by Riemser Arzneimittel AG ("Riemser"), a private company located in Germany. Equidyne and Riemser have been engaged in discussions with Pfizer about re-establishing the licensing agreement, though there can be no assurances that a new agreement will be entered into. Nevertheless, the Company believes more stockholder value can be derived from licensing its intellectual property than from retail sales activities, and the focus of the Company has shifted from an exclusive focus on its reusable devices to one which places additional emphasis on more recent technology developments, licensing opportunities for the Company's existing technology and evaluating other diversification opportunities for the Company. As part of this change in focus, the Company has postponed ramping up manufacturing of the INJEX 50 and disposable systems pending successful development of strategic partnerships or licensing arrangements designed to facilitate the introduction of these systems into the market. During the second half of fiscal 2002, the Company began evaluating various business opportunities and strategic alternatives designed to enhance stockholder value. See Item 1. Description of Business "Recent Developments - Strategic Alternatives."

     In fiscal 2000, to meet the anticipated demand for its INJEX Systems, prior management of the Company entered into supply arrangements and purchase commitments with contract manufacturers and began to build automated, high-volume machinery, equipment and tools in fiscal 2000. Pursuant to such arrangements, the Company invested approximately $5.2 million in the development of machinery to manufacture and assemble the plastic components of its INJEX System ampules and vial adapters. In fiscal 2002, as a result of the significant excess inventory and the lack of any need to continue production and the resulting Board decision to abandon internal manufacturing capabilities, the Company recorded a pre-tax charge of $5.5 million related to asset impairment losses and other restructuring costs. Of the aforementioned charges, $5.4 million relates to a loss due to the impairment of value of certain non-operating assets (primarily its automated manufacturing equipment and tools) and charges of approximately $0.1 million for employee severance and excess facility costs.

Results of Operations

     Consolidated net product sales ("sales") were $82,000 for fiscal year 2003, an 82% decrease as compared to $450,000 for fiscal year 2002. The decrease in sales through the Company's distribution partners (Rite-Aid and CVS) reflects the Company's change in strategic focus described above and the cessation of advertising and co-marketing expenditures in the third quarter of fiscal 2002. Such advertising and marketing expenditures have not proven to be effective in generating product sales.

     In fiscal 2002, the Company received $265,000 in licensing revenues from Rosch related to the contract with Pfizer. Since the fourth quarter of fiscal 2002, the Company has not received additional licensing revenues from this contract.

     Cost of sales for fiscal 2003 was $155,000, or 189% of sales, as compared to $839,000, or 186% of sales, for fiscal 2002. The decrease in the current fiscal year was primarily the result of the decrease in sales volume. The negative gross margin results from the production cost of the consumable components of the Company's products (the polycarbonate plastic ampules and vial adapters) which is in excess of the respective selling prices both in the current and prior fiscal years, primarily resulting from low production volumes. Cost of sales for fiscal 2003 and fiscal 2002 was further impacted by a write-down of the Company's inventories to their respective net realizable values. The Company believes the high cost structure for production will continue unless demand for its products enables it to achieve greater production volumes.

     Selling, general and administrative ("SG&A") expenses for fiscal 2003 were $3,226,000, a decrease of 57%, from the $7,504,000 in fiscal 2002. The decrease principally reflects lower total salary expense, recruiting and travel related costs resulting from the reductions of the Company sales force and other administrative staff between October 2001 and March 2002. The Company reduced its sales force by 18 sales representatives in October 2001 and made reductions in other administrative staff between January and March 2002. Total headcount was reduced from 47 employees in July 2001 to 5 employees as of July 2003. Fiscal 2003 also includes the compensation of Mr. Rowan and Mr. Myers who were appointed as Chief Executive Officer and President, respectively, in December 2001 and total executive management bonuses of $187,000, an increase of $47,000 from the $140,000 incurred in fiscal 2002. Advertising and co-marketing expenditures in fiscal 2003 were reduced by approximately $850,000, as compared to the fiscal 2002, as a result of the aforementioned cessation of advertising and co-marketing activities. Consulting, outside services and other professional service expenditures decreased by approximately $1,343,000 from the prior fiscal year as the Company has scaled-back operations and changed its strategic focus and thus required fewer such services. Reductions included approximately $200,000 of audit and tax service costs and approximately $290,000 of consulting costs associated with a voluntary inventory exchange program completed in the second quarter of fiscal 2002. In addition, depreciation and amortization expense for fiscal 2003 decreased approximately $250,000 from the prior year as a result of the $5.4 million write-off of the Company's manufacturing equipment in fiscal 2002. SG&A expense in fiscal 2002 also included a $120,000 bonus paid to Mr. Rowan for his services to the Board during the first five months of fiscal 2002.

     Research and development expenses in fiscal 2003 decreased 49% to $273,000 from $534,000 in fiscal 2002. Having completed its targeted development efforts, the Company discontinued its research and development activities in February 2003. Additionally, the Company performed fewer clinical trial tests during the current fiscal year than in the prior fiscal year. The Company believes its previous developmental efforts in fiscal 2003 and fiscal 2002 have enhanced its needle-free system offerings, particularly its disposable, single-use models, and a newly-designed glass-lined pre-filled ampule, which would allow the Company to have product offerings that could serve as the basis for licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies.

     During fiscal 2002, after developing an improved version of the INJEX 30 System, the Company decided to commence a voluntary exchange program in the second quarter of fiscal 2002 with certain of its earlier existing customers, offering to provide, free of charge, a new, upgraded INJEX 30 System injector and an updated instruction manual, training video and carrying case. The Company believes the upgrade will increase the durability and life of the product, as well as assist in its proper use and storage. The cost of the exchange program, including inventory and consulting costs was approximately $317,000 and was charged to SG&A expense in the second quarter of fiscal 2002.

     In the fourth quarter of fiscal 2003, the Company evaluated the carrying values of its long-lived assets in accordance with the provisions of FAS 144. Management determined that as the result of decreased product sales and licensing revenues, the carrying values of its patents may be impaired. An independent, third-party appraisal of such assets was obtained and as a result the carrying value of its patents was reduced to its estimated "fair value" of $490,000. The resulting write-down of $966,000 is reflected in "Asset impairment charges" in the accompanying Statements of Operations. However, it is possible that the estimates and assumptions used, such as future revenues and expense levels, in assessing the carrying value of these patents may need to be reevaluated in the case of continued delay in licensing activities, which could result in further impairment of these asset.

     As discussed above, during fiscal 2002, the Company recorded $5.5 million in asset impairment and other restructure charges. The charges related to approximately $0.1 million for employee severance and excess facility costs and approximately $5.4 million for an asset impairment loss. The asset impairment loss of $5.4 million relates to a loss due to the impairment of value of certain non-operating assets related to purchase commitments entered into by prior management (primarily the Company's automated manufacturing equipment and tools). Based on the present level of the Company's sales, management concluded that it had more than enough inventory on hand to meet its foreseeable demands. Therefore, the Company no longer had a current use for its high-volume, automated manufacturing equipment. Management further concluded that given the highly specialized and customized nature of this equipment, it likely had no significant resale or scrap value. Thus, the entire carrying value of such assets has been written-off. Also in fiscal 2002, the Company recorded a charge of $295,000, shown as a separate component of operating expenses in the caption "inventory write-down" in the accompanying Statement of Operations, resulting from purchase of obsolete inventory in settlement of litigation related to a purchase commitment with a former manufacturer of its injectors and reset boxes.

     The decrease in interest income during the year is primarily attributable to the decrease in cash and investments on hand and the sharply declining interest rates from the prior fiscal year.

     The Company's income tax benefit for fiscal 2003 was $1,063,000, as compared to $4,114,000 in fiscal 2002. The tax benefits are based on the Company's ability to carry back the operating losses incurred in the current fiscal year to recapture a portion of the federal income taxes paid in fiscal 2001. The income tax benefit was offset, in part, by a valuation allowance on Federal and State deferred income tax assets which the Company cannot carry back after the current fiscal year, and for which there is not sufficient taxable income available for future carry forward.

     Net loss for fiscal 2003 was $3,327,000, or $0.22 per share, compared to a net loss of $9,478,000, or $0.63 per share, for fiscal 2002. Net loss per share is based on the weighted average number of common shares outstanding during the respective periods.

Liquidity and Capital Resources

     At July 31, 2003, the Company had working capital of $12.4 million (including cash of $9.5 million), compared to working capital of $14.5 million (including cash of $13.1 million) at July 31, 2002. Cash used in operating activities during fiscal year 2003 was $3.6 million as compared to $7.9 million during fiscal 2002. In fiscal 2003, the use of cash was primarily attributable to operating losses. Capital expenditures in fiscal year 2003 and fiscal 2002 were $2,000 and $1.7 million, respectively.

     The Company believes that funds on hand, combined with cash generated from interest income and tax refunds, will be sufficient to finance operations and capital expenditures through fiscal 2004. In addition, the Company may consider enhancing future growth through investments in or acquisitions of companies, technologies or products in related or other lines of business. There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or, provide the working capital needed for the acquired activities.

Critical Accounting Policies

     The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

Excess and Obsolete Inventory

     Inventories are stated at the lower of cost or market, with cost determined at a weighted average of purchased costs. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, expiration dates and the estimated time to sell such inventory. As appropriate, provisions are made to reduce inventories to their net realizable value. Historically, cost of inventories that potentially may not sell prior to expiration or are deemed of no commercial value have been written-off when identified.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company's products are sold subject to rights of return of generally between 90 days and 180 days, as defined by the sales agreement. In addition, the Company's INJEX System has a limited shelf life, and certain retailers and wholesalers can return these products to the Company up to six months beyond this expiration date. As a result of these rights of return and the current availability of historical trends in sales and product returns, the Company defers recognition of revenues and the related cost of inventory shipped until the expiration of all such rights of return.

Impairment of Long-Lived Assets

     The Company periodically evaluates the carrying values of the unamortized balances of its long-lived assets, including property and equipment and certain patents, for impairment when events or changes in facts and circumstances indicate that their carrying amounts may not be recoverable in accordance with the provisions of FAS 144. Events or changes in facts and circumstances that management considers as impairment indicators include, but are not limited to:
(1) a significant decrease in the market value of the asset, (2) significant changes to the asset or the manner in which the asset is used, (3) adverse economic trends and (4) a significant decline in expected operating results. If management's evaluation indicates one or more indicators of impairment are present, the Company compares the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the Company would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its estimated fair value. This evaluation is based on management's projections of the discounted future cash flows associated with each class of asset. Except for the charges described in Note 4 to the Company's consolidated financial statements included herein, as of July 31, 2003, the Company believes there is no impairment in the value of the long-lived assets recorded in the accompanying consolidated financial statements.

Income Taxes

     In preparing the Company's consolidated financial statements, management is required to estimate the Company's income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet, as applicable. The Company's deferred tax assets consist primarily of net operating losses carried back and the effects of certain reserves not yet deductible for tax purposes. Management will then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that it is believed that recovery is not likely, a valuation allowance is established. The Company determined that it does not have sufficient taxable income available for future carry forward with respect to Federal and State income taxes. Therefore, the Company believes it was appropriate to record a valuation allowance against its Federal and State deferred tax assets. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to the Company's effective tax rate.

New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 replaces Issue No. 94-3. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on the Company's financial statements.

     On December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which amends Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the adoption of this standard had no material impact on its financial position, results of operations or cash flows.

Item 7. FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of KBA Group LLP, Independent Auditors                                 20

Consolidated Balance Sheets at July 31, 2003 and 2002                         21

Consolidated Statements of Operations for the Years Ended July 31, 2003
   and 2002                                                                   22

Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended July 31, 2003 and 2002                                               23

Consolidated Statements of Cash Flows for the Years Ended July 31, 2003
   and 2002                                                                   24

Notes to Consolidated Financial Statements                                    25

                  REPORT OF KBA GROUP LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Equidyne Corporation

We have audited the accompanying consolidated balance sheets of Equidyne Corporation and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equidyne Corporation and subsidiaries at July 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ KBA Group LLP
------------------------------------
Dallas, Texas
August 13, 2003

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               July 31
                                                                         ------------------
                                                                           2003       2002
                                                                         --------   -------
                                                                            (Thousands)
Assets
Current Assets:
Cash and cash equivalents                                                $  9,517   $13,092
Accounts receivable, net of allowance of $22,000 and
   $20,000 in 2003 and 2002, respectively                                       7        52
Inventories, net                                                               66       234
Deferred costs                                                                 10        20
Deferred income taxes                                                          --     1,921
Refundable income taxes                                                     6,441     3,446
Prepaid and other current assets                                               59        64
                                                                         --------   -------
   Total current assets                                                    16,100    18,829
Property and equipment, net                                                    50       133
Deposits                                                                        5        46
Patents, net                                                                  490     1,612
                                                                         --------   -------
      Total assets                                                       $ 16,645   $20,620
                                                                         ========   =======
Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable                                                         $    450   $   334
Accrued liabilities                                                           913     1,382
Accrued income taxes                                                        2,331     2,612
Deferred revenue                                                               12        26
                                                                         --------   -------
   Total current liabilities                                                3,706     4,354

Commitments & Contingencies (Notes 7 and 8)

Stockholders' Equity:
Preferred stock - $.01 par value; Authorized - 1,000,000 shares;
   Outstanding - none                                                          --        --
Common stock, $.10 par value; Authorized - 35,000,000 shares; Issued -
   16,482,695 and 16,481,903 shares in 2003 and 2002, respectively          1,648     1,648
Additional paid-in capital                                                 26,593    26,593
Accumulated deficit                                                        (9,989)   (6,662)
Treasury stock, at cost (1,497,100 shares at July 31, 2003 and 2002)       (5,313)   (5,313)
                                                                         --------   -------
   Total stockholders' equity                                              12,939    16,266
                                                                         --------   -------
      Total liabilities and stockholders' equity                         $ 16,645   $20,620
                                                                         ========   =======

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended July 31
                                                                ----------------------
                                                                  2003         2002
                                                                --------    ----------
                                                                (Thousands, except per
                                                                    share amounts)
Licensing revenues                                               $    --    $    265
Product sales, net                                                    82         450
                                                                 -------    --------
   Total revenues                                                     82         715
Cost of goods sold                                                   155         839
                                                                 -------    --------
                                                                     (73)       (124)
Selling, general and administrative expenses                       3,226       7,504
Research and development                                             273         534
Inventory write-down                                                  --         295
Asset impairment                                                     966       5,402
Other restructure charges                                             --         151
                                                                 -------    --------
   Total operating expenses                                        4,465      13,886
                                                                 -------    --------
Operating loss                                                    (4,538)    (14,010)
Other income (expense):
   Interest, net                                                     140         441
   Gain (loss) on sale of property and equipment                       8         (23)
                                                                 -------    --------
                                                                     148         418
                                                                 -------    --------
Loss before income tax benefit                                    (4,390)    (13,592)
Income tax benefit                                                (1,063)     (4,114)
                                                                 -------    --------
Net loss                                                         $(3,327)   $ (9,478)
                                                                 =======    ========
Weighted average common shares outstanding, basic and diluted     14,985      14,985
                                                                 =======    ========
Net loss per common share, basic                                 $ (0.22)   $  (0.63)
                                                                 =======    ========
Net loss per common share, diluted                               $ (0.22)   $  (0.63)
                                                                 =======    ========

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JULY 31, 2003 AND 2002
                                   (Thousands)

                                                  Common Stock      Additional                  Treasury Stock        Total
                                               ------------------     Paid-in    Accumulated   ----------------   Stockholders'
                                               Shares   Par Value     Capital      Deficit     Shares    Cost         Equity
                                               ------   ---------   ----------   -----------   ------   -------   -------------
Balance at August 1, 2001                      16,450     $1,645      $26,596      $  2,816     1,497   $(5,313)     $25,744

   Exercise of stock options (31,114 shares)       32          3           (3)           --        --        --           --
   Net loss                                        --         --           --        (9,478)       --        --       (9,478)
                                               ------     ------      -------      --------     -----   -------      -------

Balance at July 31, 2002                       16,482      1,648       26,593        (6,662)    1,497    (5,313)      16,266

   Exercise of stock options (792 shares)           1         --           --            --        --        --           --
   Net loss                                        --         --           --        (3,327)       --        --       (3,327)
                                               ------     ------      -------      --------     -----   -------      -------

Balance at July 31, 2003                       16,483     $1,648      $26,593      $ (9,989)    1,497   $(5,313)     $12,939
                                               ======     ======      =======      ========     =====   =======      =======

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended July 31
                                                       -------------------
                                                         2003      2002
                                                       -------    -------
                                                           (Thousands)
Operating activities:
   Net loss                                            $(3,327)   $(9,478)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Bad debt expense                                      15         22
      Depreciation and amortization                        241        489
      Loss (gain) on sale of property and equipment         (8)        23
      Asset impairment                                     966      5,402
      Other restructure charges                             --         17
      Deferred income tax benefit                        1,921       (985)
      Changes in operating assets and liabilities:
         Accounts receivable                                30         22
         Refundable income taxes                        (2,995)    (3,446)
         Inventories                                       168        115
         Prepaid and other current assets                   46        300
         Deferred costs                                     10        206
         Accounts payable                                  116       (227)
         Accrued income taxes                             (281)       397
         Accrued liabilities                              (469)      (180)
         Deferred revenue                                  (14)      (536)
                                                       -------    -------
Net cash used in operating activities                   (3,581)    (7,861)

Investing activities:
   Proceeds from sale of held-to-maturity securities        --      7,189
   Proceeds on sale of property and equipment                8         16
   Purchase of property and equipment                       (2)       (47)
   Deposits on tooling and machinery                        --     (1,610)
                                                       -------    -------
Net cash provided by investing activities                    6      5,548

Financing activities:
                                                       -------    -------

Decrease in cash and cash equivalents                   (3,575)    (2,313)

Cash and cash equivalents, beginning of year            13,092     15,405
                                                       -------    -------

Cash and cash equivalents, end of year                 $ 9,517    $13,092
                                                       =======    =======

Supplemental cash flow information:
   Interest received, net                              $   140    $   441
   Income taxes, net                                   $   293    $   631

Non-cash transactions:
   Exercise of stock options and warrants              $    --    $     3

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

     Equidyne Corporation (the "Company") is a holding company, which since its formation in 1977, has invested in various medical device companies and technologies. The Company presently has three wholly-owned subsidiaries:
Equidyne Systems, Inc. ("ESI"), a California corporation acquired in May 1998, Equidyne Holdings ("Holdings"), a Massachusetts Business Trust formed in August 2000 as a holding company, and Dynamic Dental Systems, Inc. ("DDS"), a Delaware corporation acquired in May 1998, which is currently inactive. ESI, since its formation in August 1993, has been engaged in developing, manufacturing and selling its patented, needle-free drug delivery systems, principally the reusable INJEX'TM' System. Since January 1999, the Company has principally focused on the development of ESI's needle-free technologies; other lines of business at that time were discontinued or divested.

     During fiscal 2002, the Company's new executive management began an evaluation of the Company's technologies, markets and production capabilities. They concluded that a change in the strategic focus of the Company was necessary as the Company's production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. The Company believes that more stockholder value could be created through licensing agreements and/or strategic partnerships with pharmaceutical, biotech, medical device or other interested companies. The Company believes its strategic objectives would be further enhanced by targeted development of disposable needle-free injection systems. In addition, the Company began evaluating various diversification strategies, including, but not limited to, investing in business opportunities not necessarily related to the medical device field. This evaluation is on-going.

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

Accounts Receivable

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

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

Property and Equipment

     Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method over the various estimated useful lives of the assets, ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease agreement. Repairs and maintenance costs are expensed as incurred and betterments are capitalized. Depreciation expense for the years ended July 31, 2003 and 2002 totaled $85,000 and $327,000, respectively.

Patents

     Patents are being amortized on a straight-line basis over 15 years. Amortization expense for the years ended July 31, 2003 and 2002 was $156,000 and $161,000, respectively. Accumulated amortization, including asset impairment charges, as of July 31, 2003 and 2002 is $1,954,000 and $832,000, respectively. Patent amortization expense for the next five succeeding years will be as follows: 2004 - $53,000; 2005 - $53,000; 2006 - $53,000; 2007 - $53,000; 2008 -
$53,000. It is possible that the estimates and assumptions used to determine the life and amortization of the patents could change which could result amortization expense higher in future years than currently estimated.

Long-Lived Assets

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

     The Company periodically evaluates the carrying values of the unamortized balances of its long-lived assets, including property and equipment and certain patents, for impairment when events or changes in facts and circumstances indicate that their carrying amounts may not be recoverable in accordance with the provisions of FAS 144. Events or changes in facts and circumstances that management considers as impairment indicators include, but are not limited to
(1) a significant decrease in the market value of the asset, (2) significant changes to the asset or the manner in which the asset is used, (3) adverse economic trends and (4) a significant decline in expected operating results. If management's evaluation indicates one or more indicators of impairment are present, the Company compares the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the Company would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its estimated fair value. This evaluation is based on management's projections of the discounted future cash flows associated with each class of asset. Except for the charges described in Note 4, as of July 31, 2003, the Company believes there is no impairment in the value of the long-lived assets recorded in the accompanying consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company's products are sold subject to rights of return of generally between 90 days and 180 days, as defined by the sales agreement. In addition, the Company's INJEX System has a limited shelf life, and certain retailers and wholesalers can return these products to the Company up to six months beyond this expiration date. As a result of these rights of return and the current availability of historical trends in sales and product returns, the Company defers recognition of revenues and the related cost of inventory shipped until the expiration of all such rights of return. As of July 31, 2003 and 2002, deferred revenue was approximately $12,000 and $26,000, respectively. The related cost of the inventory shipped of approximately $10,000 and $20,000 at July 31, 2003 and 2002, respectively has also been deferred, to be recognized concurrent with the recognition of the related revenue.

Research and Development

     Research and development costs are charged to operations as incurred.

Advertising Costs

     Costs associated with advertising products are expensed when incurred. Advertising expense was $0 and $832,000 in 2003 and 2002, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Loss Per Share

     Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities of 2,819,375 and 3,352,008 were not included in the calculation of diluted weighted average shares for the years ended July 31, 2003 and 2002, respectively, due to their anti-dilutive effect.

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees and others with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's stock over the employee's exercise price. Stock-based compensation arrangements to non-employees are accounted for in accordance with FAS 123, EITF 96-18, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of FAS 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and frequent disclosures in financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company will continue to apply APB 25. Accordingly, the adoption of this standard had no material impact on its financial position, results of operations or cash flows. The interim disclosure provisions of FAS 148 are effective for interim reporting periods beginning after December 15, 2002. As such, the Company adopted the disclosure only provisions beginning with the third quarter of fiscal 2003.

     Pro forma information is required by FAS 123 and FAS 148, which requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                        2003   2002
                        ----   ----
Expected life (years)     3      3
Interest rate           4.0%   4.8%
Volatility             1.04   0.94
Dividend yield          0.0%   0.0%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                           2003          2002
                                                       -----------   ------------
Net loss as reported                                   $(3,327,000)  $ (9,478,000)
Add: Stock-based compensation expense included in
   reported net loss                                            --             --
Deduct: Stock-based compensation expense determined
   under fair value based method                          (397,000)      (658,000)
                                                       -----------   ------------

Pro forma net loss                                     $(3,724,000)  $(10,136,000)
                                                       ===========   ============

Net loss per share - basic and diluted - as reported   $     (0.22)  $      (0.63)
                                                       ===========   ============

Net loss per share - basic and diluted - pro forma     $     (0.25)  $      (0.68)
                                                       ===========   ============

Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The refundable income taxes represents estimated Federal income taxes refunds due upon the filing of amended tax returns associated with the use of the Company net operating loss carry backs to recapture a portion of income taxes paid for the fiscal year ended July 31, 2001. Such amended tax returns and refund requests may be subject to the review of the Internal Revenue Service and may result in refunds different than those originally estimated.

401(k) Plan

     In August 2000, the Company commenced a defined contribution 401(k) plan in which substantially all employees are eligible to participate. Eligible employees may elect to contribute, subject to certain limits, from 1% to 15% of their compensation. The Company matches employee contributions at discretionary percentages determined annually. The Company made no contributions to the Plan during the years ended July 31, 2003 and 2002.

Recent Accounting Pronouncements

     As discussed above, on December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which amends Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the adoption of this standard had no material impact on its financial position, results of operations or cash flows.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 replaces Issue No. 94-3. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on the Company's financial statements.

Fair Value of Financial Instruments

     At July 31, 2003 and 2002 the carrying value of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

2.   INVENTORIES

     Inventories consist of the following at July 31:

                        2003      2002
                      -------   --------
     Raw materials    $    --   $ 96,000
     Finished goods    66,000    138,000
                      -------   --------
                      $66,000   $234,000
                      =======   ========

     After developing an improved version of the INJEX 30 System, the Company decided to commence a voluntary exchange program in the second quarter of fiscal 2002 with certain of its existing customers, offering to provide free of charge a new upgraded INJEX 30 System injector and an updated instruction manual, training video and carrying case. This upgrade increased the durability and life of the product as well as assisted consumers in its proper use and storage. The cost of the exchange program (which is now complete), including inventory and consulting costs, was approximately $290,000 and was charged to operations during the year ended July 31, 2002.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at July 31:

                                   2003        2002
                                ---------   ---------
     Computers and furniture    $ 244,000   $ 330,000
     Machinery and equipment       77,000     112,000
     Leasehold improvements            --       3,000
                                ---------   ---------
                                  321,000     445,000
     Accumulated depreciation    (271,000)   (312,000)
                                ---------   ---------
                                $  50,000   $ 133,000
                                =========   =========

4.   ASSET IMPAIRMENT AND OTHER RESTRUCTURE CHARGES

     In the fourth quarter of fiscal 2003, the Company evaluated the carrying values of its long-lived assets in accordance with the provisions of FAS 144. Since the U.S. launch in August 2000, revenues and licensing fees from the INJEX 30 technology have totaled approximately $1.1 million. As a result, of such low revenues, management determined, the carrying values of its patents related to the reusable INJEX technology may be impaired. An independent, third-party appraisal of such assets was obtained and as a result the carrying value of its patents was reduced to its estimated "fair value" of $490,000. The resulting write-down of $966,000 is reflected in "Asset impairment charges" in the accompanying Statements of Operations. It is possible that the estimates and assumptions used, such as future revenues and expense levels, in assessing the carrying value of these patents may need to be re-evaluated in the case of continued delay in licensing activities, which could result in further impairment of these assets.

     As a result of a Board decision in fiscal 2002 to change the Company's strategic direction, the Company recorded a $5.4 million charge related to asset impairment losses and other restructuring costs in the second quarter of fiscal 2002 and another $0.1 million in the fourth quarter of fiscal 2002. Of the charges, $5.4 million relates to a loss due to the impairment of value of certain non-operating manufacturing assets. Based on the present level of the Company's sales, management concluded that it had more than enough inventory on hand to meet foreseeable demands. Therefore, the Company no longer had a current use for its high-volume, automated manufacturing equipment. In accordance with the provisions of FAS 144, the Company determined that the expected undiscounted cash flows from such fixed assets were substantially less than the carrying values of the assets. Management further concluded that given the highly specialized and customized nature of this equipment, it likely had no significant resale or scrap value. Therefore, the entire carrying value of such assets has been written-off. Additionally, the Company recorded a charge of approximately $0.1 million for employee severance and excess facility costs. Also during the second quarter of fiscal 2002, the Company recorded a charge of $295,000, shown as a separate component of operating expenses in the caption "inventory write-down" in the accompanying Statement of Operations, resulting from the settlement of litigation related to a purchase commitment with a former manufacturer of its injectors and reset boxes. Asset impairment charges totaled $966,000 and $5,402,000 in fiscal 2003 and 2002, respectively.

     Detail of the other restructuring charges is shown in the following table:

                              Charges for year
                               ended July 31,    Cash Paid   Balance as of   Cash Paid   Balance as of
                                    2002          in 2002    July 31, 2002    in 2003    July 31, 2003
                              ----------------   ---------   -------------   ---------   -------------
Employee severance                $111,000       $ (97,000)     $14,000      $(14,000)        $--
Excess facility costs               40,000         (25,000)      15,000       (15,000)         --
                                  --------       ---------      -------      ---------        ---
   Total asset impairment
      and restructure costs       $151,000       $(122,000)     $29,000      $(29,000)        $--
                                  ========       =========      =======      =========        ===

     The accrued restructuring charges of $29,000 are included in accrued liabilities in the accompanying balance sheet as of July 31, 2002.

5.   INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows:

                                                   2003         2002
                                                 ---------   ----------
Deferred tax assets:
   Property and equipment                        $ 135,000   $1,982,000
   Deferred compensation                           199,000      199,000
   Inventory                                       182,000      133,000
   Accrued expenses                                 20,000       96,000
   Deferred revenue                                  5,000       10,000
   Patents                                          18,000       21,000
   Other                                            35,000       28,000
                                                 ---------   ----------
      Total deferred tax assets                    594,000    2,469,000
   Valuation allowance for deferred tax assets    (594,000)    (548,000)
                                                 ---------   ----------

Net deferred tax assets                          $      --   $1,921,000
                                                 =========   ==========

     SFAS No. 109 sets forth several possible sources of future taxable income to be used to evaluate the likelihood of realization of deferred tax assets. One such source is the availability of taxable income in prior carry back years, assuming the permissibility under the tax laws. The Company will carry back current year tax losses to recover a portion of the Federal income taxes paid for the year ended July 31, 2001.

     Following is a summary of the tax provision (benefit) recognized for the years ended July 31, 2003 and 2002:

                     2003          2002
                 -----------   -----------
Current:
   Federal       $(2,995,000)  $(3,507,000)
   State              11,000       378,000
                 -----------   -----------
Total current     (2,984,000)   (3,129,000)
                 -----------   -----------

Deferred:
   Federal         1,921,000      (985,000)
   State                  --            --
                 -----------   -----------
Total deferred     1,921,000      (985,000)
                 -----------   -----------
                 $(1,063,000)  $(4,114,000)
                 ===========   ===========

     A reconciliation of income taxes computed at the federal statutory rates to income tax benefit is as follows:

                                              2003                   2002
                                     ---------------------   ---------------------
                                        Amount     Percent      Amount     Percent
                                     -----------   -------   -----------   -------
Benefit at Federal Statutory Rates   $(1,536,000)     35%    $(4,757,000)     35%
State income tax                          11,000      --         378,000      (2)
Permanent differences                    385,000      (9)        (21,000)     --
Change in Valuation Allowance             46,000      (1)        275,000      (3)
Other                                     31,000      (1)         11,000      --
                                     -----------     ---     -----------     ---
                                     $(1,063,000)     24%    $(4,114,000)     30%
                                     ===========     ===     ===========     ===

6.   EQUITY

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

Stock Options and Warrants

     During the fiscal years ended July 31, 2003 and 2002, the Company issued 792 and 31,144 shares of Common Stock, respectively, pursuant to the exercise of outstanding stock options.

     In May 2002, the Company's stockholders approved the 2002 Long Term Incentive and Share Award Plan ("the 2002 Plan") providing for the issuance of up to 1,000,000 shares of the Company's common stock. The 2002 Plan is administered by the Board of Directors or the Compensation Committee. Options granted under the 2002 Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors or consultants of the Company. Options are exercisable as determined at the time of grant, and the exercise price of the options cannot be less than the fair market value at the date of grant.

     In October 1996, the Company's stockholders approved the 1996 Stock Option Plan ("the 1996 Plan") providing for the issuance of up to 300,000 shares of the Company's common stock. In 1999 and 2000, an additional 400,000 and 800,000 shares, respectively, were approved by the stockholders, increasing the total number of shares to 1,500,000 under the 1996 Plan. The 1996 Plan is administered by the Board of Directors or an Option Committee. Options granted under the 1996 Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant, except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of the options cannot be less than the fair market value at the date of grant.

     From time to time the Company has issued warrants to purchase shares of the Company's common stock. As of July 31, 2003, there were 20,000 outstanding warrants to purchase the Company's common stock at an exercise price of $1.25. The warrants were issued in August 1999 and expire in August 2004.

     Option activity for the years ended July 31, 2003 and 2002 is summarized below:

                                                                 2003                    2002
                                                        ---------------------   ---------------------
                                                                     Weighted                Weighted
                                                                      Average                 Average
                                                                     Exercise                Exercise
                                                          Shares      Price       Shares      Price
                                                        ----------   --------   ----------   --------
Outstanding at beginning of year                         3,032,008     $1.73     3,017,008     $2.28
   Granted                                               1,128,500      0.34     1,279,000      0.92
   Expired or canceled                                  (1,359,050)     1.76    (1,164,000)     2.31
   Exercised                                                (2,083)     0.31      (100,000)     1.23
                                                        ----------              ----------

Outstanding at end of year                               2,799,375     $1.16     3,032,008     $1.73
                                                        ==========              ==========

Exercisable at end of year                               2,057,708     $1.33     2,124,175     $2.04
                                                        ==========              ==========

Available for future grants                                966,653               1,317,173
                                                        ==========              ==========

Weighted-average fair value of options granted during
    year                                                               $0.23                   $0.57
                                                                       =====                   =====

     The following table presents weighted-average price and life information about significant option grants outstanding at July 31, 2003:

                                  Options Outstanding      Options Exercisable
                                ----------------------   ----------------------
                                  Weighted
                                  Average     Weighted                 Weighted
                                 Remaining     Average                  Average
    Range of        Number      Contractual   Exercise      Number     Exercise
Exercise Prices   Outstanding      Life        Price     Exercisable    Price
---------------   -----------   -----------   --------   -----------   --------
$0.31 - $0.49      1,002,375        9.51        $0.34       662,375      $0.34
$0.78 - $1.00      1,061,000        8.45        $0.87       725,500      $0.87
$1.09 - $2.00        541,000        1.81        $1.50       474,833      $1.54
$2.68 - $7.00        195,000        1.67        $5.89       195,000      $5.89
                   ---------                              ---------
                   2,799,375                              2,057,708
                   =========                              =========

7.   LEASES

     Rent expense for the years ended July 31, 2003 and 2002 was approximately $155,000 and $231,000, respectively, and was incurred primarily for facilities. The Company's non-cancelable leases for its facilities and certain equipment have terms ranging from 1 to 5 years. Future annual minimum rental commitments as of July 31, 2003 are as follows: 2004 - $25,000; and 2005 - $2,000.

8.   LEGAL PROCEEDINGS

     On September 17, 2001, Olpe Jena GmbH ("Olpe Jena") filed a complaint against ESI in United States District Court, Southern District of California, seeking damages in excess of $1,880,000 for termination of its contract to manufacture injectors and reset boxes. On October 18, 2001, ESI filed an answer denying the material allegations of the complaint and asserting various counterclaims against Olpe Jena. In February 2002, the Company and Olpe Jena reached a settlement under which the Company paid Olpe Jena $695,000 to complete the purchase of injectors and reset boxes that Olpe Jena had manufactured but not delivered prior to contract termination in December 2000. Of the $695,000 settlement, $400,000 was previously charged to operations in the fourth quarter of fiscal year 2001. The remaining $295,000 was charged as a separate component of operating expenses in the caption "inventory write-down" in the Statement of Operations in fiscal year 2002.

     On February 4, 2002, a former non-executive officer of the Company filed a complaint in the United States District Court, Northern District of Georgia, against the Company, asserting claims of breach of contract, retaliation and violation of 29 U.S.C. Section 621 of the Age Discrimination in Employment Act. The complaint sought unspecified amounts of back pay, compensatory damages, fees and costs. The Company filed an answer in April 2002 denying the allegations in the complaint and asserted counterclaims of unjust enrichment and violation of 15 U.S.C. 'SS' 78p(b). On October 18, 2002, the parties reached a settlement under which the Company paid $125,000 to resolve the dispute, all of which had been previously accrued and charged to operations in fiscal year 2001.

     On June 24, 2003, MFC Bancorp LTD., a stockholder of the Company, commenced an action against Equidyne in the Court of Chancery of the State of Delaware, New Castle County (C.A. No. 20386) seeking an order to require Equidyne to schedule its 2003 annual meeting for the election of directors pursuant to
Section 211 of Delaware's General Corporation Law, and an order to require Equidyne to produce to MFC certain information regarding Equidyne's shareholders pursuant to Section 220 of Delaware's General Corporation Law. On June 26, 2003, Equidyne independently scheduled the Meeting for September 9, 2003 and set a record date for the Meeting of July 14, 2003.

     On July 22, 2003, the parties executed and submitted to the court a Stipulation and Order reflecting a resolution of the Section 220 claim. Pursuant to that stipulation, Equidyne agreed to provide certain information regarding Equidyne's shareholders to MFC by July 25, 2003. Accordingly, MFC withdrew its Section 220 claim.

     Oral argument on MFC's Section 211 claim was heard on July 30, 2003. Following the hearing, the Court granted Equidyne's motion to dismiss the
Section 211 action, but did so on a without prejudice basis, and MFC filed a new
Section 211 action that day. On August 13, 2003, the Court granted an order pursuant to Section 211 directing that Equidyne hold its 2003 annual meeting for the election of directors on September 9, 2003 and set a record date of July 14, 2003. Because the Court has issued an order under Section 211, the statutory quorum for the Meeting shall consist of the shares of stock represented at the Meeting, either in person or by proxy, shall constitute a quorum, whether or not such shares constitute a quorum under the Company's bylaws or certificate of incorporation.

     In the ordinary course of conducting its business, the Company has become subject to litigation and claims regarding various matters. There exists a reasonable possibility that the Company will not prevail in all cases. Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure upon the resolution of any such litigation or claims is not expected to materially adversely affect the Company's financial condition or results of operations.

9.   CONCENTRATION OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

     Cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents and other short-term investments with high credit quality financial institutions.

     The Company's primary customers are pharmacy chains and distributors to such chains. Substantially all accounts receivable balances are concentrated in this industry. The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without regard to collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. In fiscal 2003, revenues from four of its distributors accounted for 21%, 15%, 14% and 13%, respectively, of total revenues. In fiscal 2002, revenues from three of its distributors accounted for 27%, 24% and 10%, respectively, of total revenues. Licensing revenues from Rosch AG accounted for 37% of total revenues during fiscal 2002.

     The Company's products are manufactured by unrelated third party contract manufacturers. Presently, all INJEX System injectors and reset boxes are manufactured by Northstar International, a Korean company, and the component parts such as ampules and vial adapters were manufactured by Nypro Inc. In fiscal 2003, the Company terminated its manufacturing agreement with Nypro, Inc. The Company has identified alternate suppliers if demand for its products exceeds current levels or if for any reason the current suppliers are not able to continue to provide adequate quantities of product.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Audit Committee of the Board has selected KBA Group LLP, Dallas, Texas ("KBA"), as Equidyne's independent public accountants for the fiscal years ending July 31, 2003 and 2004. KBA has served as Equidyne's independent accountants, through its predecessor entity King Griffin & Adamson P.C. (the "KGA Group") since December 2001, succeeding Ernst & Young LLP ("E&Y") which had audited the consolidated financial statements of Equidyne for the years ended July 31, 2001 and 2000.

     Effective March 1, 2003, Equidyne's independent public accountants, the
KGA Group merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. Accordingly, on March 1, 2003, the KGA Group resigned to allow its successor entity KBA Group LLP to be engaged as Equidyne's independent public accountants. The personnel that Equidyne has interfaced with at the KGA Group are now employees of KBA Group LLP.

     In connection with its audit for the 2002 fiscal year and through February 28, 2003, there were no disagreements with the KGA Group on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the KGA Group, would have caused the KGA Group to make reference thereto in their report on the financial statements for such year or such interim periods.

     The Company's accountants did not issue an adverse opinion or a disclaimer of opinion with respect to the audits of the Company's financial statements in fiscal 2002 and fiscal 2001 and neither such opinion were qualified or modified as to uncertainty, audit scope or accounting principles.

Item 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

     The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 31, 2003, the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the material information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC's rules and forms. The Company's management, including its Chief Executive Officer and Chief Financial Officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management's control objectives. The Company's management, including its Chief Executive Officer and Chief Financial Officer, believe that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving management's control objectives.

     There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter in fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(b) Changes in Internal Controls.

     Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth information about each member of the Board of Directors and Executive Officers as of July 31, 2003:

        Name             Age                  Position                Year Became Director
        ----             ---                  --------                --------------------
Dr. James R. Gavin III   57    Non-Executive Chairman of the Board            2000
                                  and Director
Marcus R. Rowan          42    Chief Executive Officer and Director           1996
Mark C. Myers            49    President and Director                         2002
Harry P. Yergey          40    Director                                       2003
Jeffery B. Weinress      56    Chief Financial Officer                         N/A

     The terms of the Board of Directors will expire at the next annual meeting of stockholders. The officers are elected by the Board of Directors and hold office at the will of the Board.

     Dr. Gavin has served as the Company's Non-Executive Chairman of the Board since July 2001. Dr. Gavin has served as the President of the Morehouse School of Medicine since July 2002 and was the Senior Scientific Officer of Howard Hughes Medical Institute ("HHMI") from 1991 to 2002 where he served as Director of the HHMI-National Institutes of Health Research Scholars Program. From 1989 to 1991, he was the William K. Warren Professor for Diabetes Studies at the University of Oklahoma Health Sciences Center and served as acting chief of the Section on Endocrinology, Metabolism and Hypertension. Dr. Gavin is Chairman of the National Diabetes Education Program and served as past President of the American Diabetes Association. Dr. Gavin is a director of Baxter International Inc., serves as a reserve officer in the U.S. Public Health Service and is a Trustee of Duke University, Anastasia Marie Laboratories, Microislets, Inc. and the Robert Wood Johnson Foundation, where he is the National Program Director of the Minority Medical Faculty Development Program. Dr. Gavin is a graduate of Livingstone College and holds a Ph.D. in biochemistry from Emory University and an M.D. degree from Duke University.

     Mr. Rowan has served as the Company's Chief Executive Officer since December 2001. Mr. Rowan has also served as President of Berkshire Interests, Inc., Dallas, Texas, a company involved in business consulting and financing activities, since 1993. Mr. Rowan was a member of the board and served as Vice Chairman of MigraTec from 1998 to 2000 and was a member of the board of Bluegill Technologies, Inc. from 1997 to 1999. Mr. Rowan graduated from Hartwick College with a Bachelor of Arts Degree.

     Mr. Myers has served as the Company's President since December 2001. Prior to joining the Company, Mr. Myers was President and Chief Operating Officer of Background Information Systems, Inc. from 2000 to 2001 and was Chief Financial Officer and General Counsel of MigraTec, Inc. ("MigraTec") from 1998 to 2000. Mr. Myers has a Bachelor's Degree in Business Administration from Wichita State University and a Masters of Business Administration and a Juris Doctorate from Southern Methodist University.

     Mr. Yergey has served as Senior Vice President and Manager for Commerzbank in Atlanta, Georgia, overseeing major corporate relationships since September 1, 1997, and has been with Commerzbank in a variety of positions since 1985. Mr. Yergey graduated from Hartwick College with a Bachelor of Arts Degree in economics and German.

     Mr. Weinress joined the Company as Chief Financial Officer and Treasurer in August 2001. From July 2000 through August 2001, Mr. Weinress was Chief Financial Officer, Treasurer and Secretary of Ligos Corporation, and from 1998 through 2000, he was Executive Vice President, Chief Financial Officer and

Treasurer of Exigent International. From 1997 to 1998, Mr. Weinress was Vice President, Chief Financial Officer and Secretary of Avanir Pharmaceuticals, and from 1996 to 1997, he was Executive Vice President and Chief Financial Officer of Omega Environmental, Inc. Mr. Weinress serves as a Director of ENV America Incorporated. Mr. Weinress has a B.A. degree in Economics from Dartmouth College, a M.A. in Asian Studies from Harvard University, and an M.B.A. in Finance from Harvard Business School.

     There is no family relationship among the directors or executive officers.

Committees

     During fiscal 2003, the Board of Directors of the Company had four standing committees: an Audit Committee, a Compensation Committee, an Executive Committee, and a Nominating and Corporate Governance Committee.

     Audit Committee. Pursuant to its charter, the Audit Committee oversees the Company's accounting and financial reporting policies and internal controls, reviews annual audit reports and management letters and determines the appointment or termination of independent auditors. All members of the Audit Committee are "independent" (as is defined in the current American Stock Exchange listing standards). The Audit Committee currently consists of Mr. Yergey (Chairman) and Dr. Gavin.

     Compensation Committee. The Compensation Committee recommends to the Board the compensation of directors and officers of the Company, oversees the administration of the Company's stock option plans and performs such other duties regarding compensation for employees and consultants as the Board may delegate from time to time. The Compensation Committee currently consists of Mr. Yergey and Dr. Gavin (Chairman).

     Executive Committee. On October 18, 2001, the Board of Directors established an Executive Committee. The Executive Committee can exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company, including the power and authority to declare dividends and authorize the issuance of capital stock, except as otherwise provided by the General Corporation Law of the State of Delaware and subject to the limitations set forth in Section 2 of Article IV of the Amended and Restated By-Laws of the Company. During fiscal 2003, the Company dissolved the Executive Committee.

     Nominating and Corporate Governance Committee. On June 18, 2003, the Board established a Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is composed of at least two directors who are independent under applicable laws and regulations. Pursuant to its charter, which is attached hereto as Appendix B, the Nominating and Corporate Governance Committee is responsible for developing the criteria for selection of new director positions, defining qualifications for candidates, evaluating qualified candidates, recommending candidates to the Board for election as directors and proposing a slate of directors for election by stockholders at each annual meeting. The Nominating and Corporate Governance Committee is also responsible for developing, recommending and monitoring its corporate governance principles. The Nominating and Corporate Governance Committee is responsible for developing and overseeing an annual self-examination program for the Board and its Committees. The Nominating and Corporate Governance Committee currently consists of Mr. Yergey and Dr. Gavin.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, requires Equidyne's officers and directors, and persons who beneficially own more than 10% of a registered class of Equidyne's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish Equidyne with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or representations from certain reporting persons, Equidyne believes Equidyne's current executive officers and directors are currently in compliance with all of their Section 16(a) filing requirements, with the exception of Harry Yergey, who inadvertently filed a Form 3 10 days late and a Form 4, for a grant of options on June 30, 2003, 17 days late.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors and managing officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's code of ethics is attached as an exhibit to this annual report on Form 10-KSB. The Company intends to post the code of ethics and related amendments or waivers, if any, on its website at www.equidyne.com. Information contained on the Company's website is not a part of this annual report.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the other named executive officers each of whose total compensation was in excess of $100,000 during the fiscal year ended July 31, 2003:

                                                       Annual Compensation
                                 -----------------------------------------------------------------
                                                                                    Long-Term
                                                                               Compensation Awards
                                 Fiscal                         Other Annual       Securities
 Name and Principal Position       Year     Salary     Bonus    Compensation   Underlying Options
--------------------------------------------------------------------------------------------------
Marcus R. Rowan                   2003     $256,425   $99,026    $     --            450,000
   Chief Executive Officer (1)    2002      144,231    66,667     124,000(2)         750,000
                                  2001           --        --      12,000                 --

Mark C. Myers                     2003      194,615    74,167    $     --            180,000
   President (3)                  2002      109,615    50,000          --(4)         300,000

Jeffery B. Weinress               2003      174,144     5,000          --             75,000
   Chief Financial Officer (5)    2002      153,577     5,000       5,000(6)         125,000

----------
(1)  Mr. Rowan was appointed Chief Executive Officer in December 2001.

(2) Other compensation consists of amounts paid related to his services as a Director of the Company prior to his employment in December 2001.

(3)  Mr. Myers was appointed President in December 2001.

(4) From June 2001 to December 2001, Mr. Myers served as a consultant to the Company's Board of Directors from which he was paid approximately $73,500.

(5)  Mr. Weinress was appointed Chief Financial Officer in August 2001.

(6) Other compensation for Mr. Weinress consists of certain relocation payments made pursuant to his Employment Letter.

Employment Agreements

     Marcus R. Rowan. On December 26, 2001, the Company entered into an employment agreement with Marcus Rowan, pursuant to which Mr. Rowan serves as the Company's Chief Executive Officer. On January 28, 2003, the Company amended certain terms of Mr. Rowan's original employment agreement. The amended agreement provides that Mr. Rowan is entitled to a base salary of $260,500 per year, subject to annual increases based on a number of factors including job performance and inflation, and an annual bonus, both determinable by the Compensation Committee. The agreement further provides that Mr. Rowan is entitled to customary employee benefits. In addition, Mr. Rowan was paid a bonus of $102,583, of which $51,915.50 paid was paid immediately with the balance being paid in three equal installments during 2003 contingent upon continued employment. Mr. Rowan's employment may be terminated by him or by the Company at any time for any reason, with or without "cause" or "good reason." If Mr. Rowan is terminated without "cause" or terminates for "good reason," he is entitled to a severance payment equal to six full months of his base salary, as in effect at the time of termination, plus insurance benefits until the earlier of (i) the expiration of 12 months following the date of termination, (ii) the expiration of continuation of coverage and (iii) the date on which he receives substantially equivalent coverage.

     Upon joining the Company, Mr. Rowan received options to purchase 750,000 shares of the Company's Common Stock, including options with respect to 90,000 shares governed by the Company's 1996 Stock Option Plan and options with respect to 660,000 shares governed by the terms and conditions set forth in a separate stock option agreement. In addition, Mr. Rowan was granted an additional option to purchase 450,000 shares of the Company's Common Stock under governed under the Company's 2002 Long Term Incentive and Share Award Plan. In the event of a "change in control," all options granted to Mr. Rowan which have not already vested will vest and are exercisable for the remainder of the term of such options.

     Mark C. Myers. On December 26, 2001, the Company entered into an employment agreement with Mark Myers, pursuant to which Mr. Myers serves as the Company's President. On January 28, 2003, the Company amended certain terms of Mr. Myers' employment agreement. The amended agreement provides that Mr. Myers is entitled to a base salary of $198,000 per year, subject to annual increases based on a number of factors including job performance and inflation, and an annual bonus, both determinable by the Compensation Committee. The agreement further provides that Mr. Myers is entitled to customary employment benefits. In addition, Mr. Myers was paid a bonus of $77,000, of which $38,500 was paid immediately with the balance being paid in three equal installments during 2003 contingent upon continued employment. Mr. Myers' employment may be terminated by him or byte Company at any time for any reason, with or without "cause" or "good reason." If Mr. Myers is terminated without "cause" or terminates for "good reason," he is entitled to a severance payment equal to six full months of his base salary, as in effect at the time of termination, plus insurance benefits until the earlier of (i) the expiration of 12 months following the date of termination, (ii) the expiration of continuation of coverage and (iii) the date on which he receives substantially equivalent coverage.

     Upon joining the Company, Mr. Myers received options to purchase 300,000 shares of the Company's Common Stock, including options with respect to 90,000 shares governed by the Company's 1996 Stock Option Plan and options with respect to 210,000 shares governed by the terms and conditions set forth in a separate stock option agreement. In addition, Mr. Myers was granted an additional option to purchase 180,000 shares of the Company's Common Stock under the 2002 Long Term Incentive and Share Award Plan. In the event of a "change in control," all options granted to Mr. Myers which have not already vested will vest and are exercisable for the remainder of the term of such options.

     Jeffery Weinress. On August 13, 2001, the Company entered into an employment agreement with Jeffery Weinress, pursuant to which Mr. Weinress will serve as Chief Financial Officer. On January 28, 2003, the Company amended certain terms of Mr. Weinress' employment agreement. The amended agreement provides that Mr. Weinress is entitled to a base salary of $175,000, subject to annual adjustment after review by the Compensation Committee. The agreement further provides that Mr. Weinress is entitled to customary employee benefits, including up to $5,000 for relocation expenses. In addition, Mr. Weinress was paid a bonus of $5,000 in 2002. Mr. Weinress' employment may be terminated by him or by the Company at any time, with or without "cause" and with or without notice. If Mr. Weinress is terminated without "cause," he is entitled to a severance payment equal to six full months of his base salary, as in effect at the time of termination, and he is entitled to exercise the option to sell all shares that would otherwise have vested during the nine months following termination.

     Upon joining the Company, Mr. Weinress received options to purchase 125,000 shares of the Company's Common Stock under the Company's 1996 Stock Option Plan. These options vest on a quarterly basis at the rate of 12,500 shares per quarter through September 1, 2004. In the event of a change of ownership and Mr. Weinress' subsequent termination without "cause," all of such unvested options will immediately become exercisable. In addition, Mr. Weinress was granted an additional option to purchase 75,000 shares of the Company's Common Stock under the 2002 Long Term Incentive and Share Award Plan. In the event of a "change in control," such options granted to Mr. Weinress which have not already vested will vest and are exercisable for the remainder of the term of such options.

Option Grants

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended July 31, 2003 to the named executive officers.

                                                Individual Grants
                       -----------------------------------------------------------------
                          Number of         % of Total
                         Securities      Options Granted   Exercise or
                         Underlying      to Employees in   Base Price
Name                   Options Granted   Fiscal Year (1)    ($/Share)    Expiration Date
----------------------------------------------------------------------------------------
Marcus R. Rowan            450,000             40%            $0.34        January 2013

Mark C. Myers              180,000             16%            $0.34        January 2013

Jeffery  B. Weinress        75,000              7%            $0.31       December 2012

----------
(1) Based on an aggregate of 1,128,500 options granted by the Company to employees and directors in the fiscal year ended July 31, 2003.

Stock Option Plans

     In May 2002, the Company's stockholders approved the 2002 Long Term Incentive and Share Award Plan providing for the issuance of up to 1,000,000 shares of the Company's common stock. The plan is administered by the Board of Directors or, at its request, an Option Committee. Options granted under this plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors or consultants of the Company. Options are exercisable as determined at the time of grant, and the exercise price of the options cannot be less than the fair market value at the date of grant.

     In October 1996, the Company's stockholders approved the 1996 Stock Option Plan providing for the issuance of up to 300,000 shares of the Company's Common Stock, which amount was increased to 700,000 shares in December 1999, and then to 1,500,000 shares in January 2001. The 1996 Stock Option Plan is administered by the Board of Directors or, at its request, an Option Committee. Options granted under this plan are either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company and its subsidiaries. Options are exercisable as determined at the time of grant except options to officers or directors may not vest earlier than six months from the date of grant, and the exercise price of the option cannot be less than the fair market value at the date of grant.

     At July 31, 2003, options for an aggregate of 1,551,264 shares were granted under the plans, of which options for 108,972 shares were exercised and options for 1,424,375 remaining outstanding. The 1,424,375 outstanding options have an exercise prices ranging from $0.31 to $7.00 per share and expire from August 2003 through July 2013. As of July 31, 2003, 966,653 options remain available for future issuance.

     From time to time the Company has issued non-qualified stock options and warrants to key employees, directors and consultants of the Company. Such options and warrants carry features similar to the Company's Plans, however, such options and warrants provide certain accelerated vesting and expiration features which do not coincide with the Company's stockholder approved Plans. As of July 31, 2003, options for an aggregate of 1,375,000 shares of the Company Common Stock were outstanding pursuant to non-qualified stock option agreements. Such outstanding options have exercise prices of $0.86 to $7.00 per share and expire from September 2003 to December 2011. As of July 31, 2003, there were 20,000 outstanding warrants to purchase the Company's Common Stock at an exercise price of $1.25. Such warrants expire in August 2004.

Aggregate Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

     The following table provides information on options exercised during the fiscal year ended July 31, 2003, and the value of unexercised stock options owned by the executive officers named in the Summary Compensation Table as of July 31, 2003.

                        Shares                                                  Value of Unexercised
                       Acquired       Value        Number of Unexercised        In-The-Money Options
          Name        On Exercise   Realized     Options at July 31, 2003        at July 31, 2003(1)
--------------------------------------------------------------------------------------------------------
                                               Exercisable   Unexercisable   Exercisable   Unexercisable
                                               -----------   -------------   -----------   -------------
Marcus R. Rowan            --          --        965,000        360,000        337,500        112,500
Mark C. Myers              --          --        347,000        133,000        135,000         45,000
Jeffery B. Weinress        --          --        103,125         96,875         28,125         46,875

----------
(1) Fair market value of the Common Stock on the last trading date of the fiscal year ended July 31, 2003, less the applicable exercise prices, multiplied by the number of shares underlying the options.

Non-employee Director Compensation

     Non-employee Directors receive stock options for: (a) 1,000 shares under Equidyne's stock option plans for each meeting attended telephonically and written consents and (b) 2,000 shares under Equidyne's stock option plans for each meeting attended in person. In addition, non-employee Directors receive stock options for 2,500 shares for each annual meeting of stockholders that they attend in person. Such options vest immediately and have a life of five to ten years from the date of grant. In addition, Dr. Gavin has received $6,000 per month compensation for his services as Non-Executive Chairman of the Board since August 1, 2001. Mr. Yergey receives $2,083 per month for his services as a Board member.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of July 31, 2003 concerning
(i) persons known to management to be the beneficial owners of more than 5% of the Company's Common Stock on such date, (ii) the ownership interest of each director and executive officer and (iii) the ownership interest of all directors and executive officers as a group (5 persons).

                                                            Beneficial Ownership (*)
                                                           -------------------------
Name and Address                       Status                 Shares      Percentage
--------------------------   ---------------------------   ------------   ----------
Concord Effekten AG          Stockholder                    1,304,133(1)      8.7%
MFC Bancorp Ltd.             Stockholder                    1,304,133(2)      8.7%
Jim Fukushima                Stockholder                    1,206,800(3)      7.9%
Marcus R. Rowan              Chief Executive Officer and    1,195,800(4)      7.5%
                                Director
Lloyd Miller                 Stockholder                      863,500(5)      5.8%
Mark C. Myers                President and Director           378,000(6)      2.5%

Dr. James R. Gavin III       Director and Non-Executive      155,000(7)      1.0%
                                Chairman
Jeffery B. Weinress          Chief Financial Officer         120,313(8)      0.8%
Harry P. Yergey              Director                          7,000(9)       --%
All executive officers and                                 1,856,113(10)    11.1%
   directors as a group
   (5 persons)

----------
* Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of July 31, 2003, pursuant to stock options, warrants and convertible securities.

(1) Information with respect to Concord was obtained from a Schedule 13D/A filed with the SEC on May 9, 2003 by Concord. The business address of Concord Effekten AG ("Concord") is ("Concord") Grosse Gallusstrasse 9 60311 Frankfurt am Main, Germany. These are the same shares beneficially owned by MFC Bancorp Ltd. ("MFC"). On April 30, 2003, MFC and Concord entered into an agreement pursuant to which Concord agreed that, with relation to the Meeting and any other meeting of Equidyne or the adjournment or postponement of any such meeting held prior to June 30, 2004, Concord would provide to MFC, upon request, any proxies or otherwise take such actions as may be required or desirable to allow MFC to vote the common stock of Equidyne owned by Concord at the time of such meeting. In addition to being granted voting rights over the shares held by Concord, MFC was also granted an option to purchase up to 485,844 of the shares held by Concord, which option is exercisable at any time until the earlier of the date that is 60 days after the date of the Meeting or August 31, 2003, for an exercise price of $0.45 per share. MFC was also granted a right of first refusal pursuant to and for the term of the agreement to purchase all, but not less than all, of any shares which Concord proposes to sell to an arm's length purchaser.

(2) Information with respect to MFC was obtained from a Schedule 13D/A filed with the SEC on July 11, 2003 by MFC. The business address of MFC is Floor 21, Millennium Tower, Handelskai 94-96, A-1200, Vienna, Austria. Except for 100 shares which MFC holds directly, these are the same shares beneficially owned by Concord. See footnote 1 above for a description of the terms of the agreement pursuant to which Concord granted MFC the voting rights over these shares.

(3) Information with respect to Mr. Fukushima was obtained from a Schedule 13D filed with the SEC on January 14, 2001. Includes 899,800 shares held by HNS International, Inc. ("HNS") in which Mr. Fukushima is the sole stockholder and presently exercisable options for 307,000 shares of common stock. The business address of Mr. Fukushima and HNS is 17662 Irvine Blvd., Suite #20, Tustin CA 92720. Mr. Fukushima was previously a director of Equidyne. Mr. Fukushima resigned from the Board on July 25, 2003.

(4) Includes presently exercisable options for 1,047,000 shares of common stock. The business address of Mr. Rowan is 4514 Travis Street, Suite 328, Dallas, Texas 75205.

(5)  The address of Mr. Miller is 4550 Gordon Drive, Naples, Florida 34102.

(6) Includes presently exercisable options for 378,000 shares of common stock. The business address of Mr. Myers is 4514 Travis Street, Suite 328, Dallas, Texas 75205.

(7) Includes presently exercisable options for 155,000 shares of common stock. The business address of Dr. Gavin 720 Westview Drive S.W. Atlanta, GA 30310-1495.

(8) Includes presently exercisable options for 120,313 shares of common stock. The business address of Mr. Weinress is 11300 Sorrento Valley Road, Suite 255, San Diego, California 92121.

(9) Includes presently exercisable options for 7,000 shares of common stock. The business address for Mr. Yergey is 1230 Peachtree Street NE, Atlanta, GA 30309.

(10) Includes presently exercisable options for Common Stock listed in notes 4, 6, 7, 8 and 9 above.

Equity Compensation Plan Information

     The following table summarizes the equity compensation plans under which the Company's securities may be issued as of July 31, 2003. The securities that may be issued consist solely of the Company's Common Stock:

                                                                                   Number of securities
                                                                                  remaining available for
                                                                                   future issuance under
                            Number of securities to   Weighted-average exercise     equity compensation
                            be issued upon exercise      price of outstanding        plans (excluding
                            of outstanding options,     options, warrants and     securities reflected in
     Plan Category            warrants and rights            rights                  the first column)
-------------------------   -----------------------   -------------------------   -----------------------
Equity compensation plans
approved by security
holders                            1,424,375                   $0.63                       966,653

Equity compensation plans
not approved by security
holders                            1,395,000                   $1.70                            --
                                   ---------                   -----                       -------

Total                              2,819,375                   $1.16                       966,653
                                   =========                   =====                       =======

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into two distribution agreements with HNS International, Inc. ("HNS"), of which Jim Fukushima, a former director of the Company, is the president and a principal stockholder. These agreements provided HNS with exclusive distribution rights for the INJEX System in Japan, Asia and Australia. In September 1999, Mr. Fukushima was elected to the Company's Board of Directors and was issued a five- year option to purchase 50,000 shares of Common Stock at $1.09 per share exercisable after six months. In October 1999, Mr. Fukushima was elected Vice Chairman and was granted a five-year option to purchase 200,000 shares of Common Stock at $1.90 per share.

     The Company entered into a consulting agreement with HNS in May 2002 to obtain further assistance in marketing the Company's technology abroad. Under that agreement, the Company paid HNS a $25,000 fee between June and September 2002 and agreed to reimburse HNS for up to $50,000 of documented expenses. The agreement provided that in the event these services produced a transaction involving the licensing and/or acquisition of rights to the Company's technology and/or manufacturing capabilities prior to June 30, 2003, HNS would have been paid a commission ranging from 5-20% based on the amount of cash received by the Company at the closing of such a transaction. No such transaction closed as of June 30, 2003.

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

4.3 2002 Long Term Incentive and Share Award Plan (filed as Exhibit B to the Registrant's 2002 Proxy Statement, and incorporated herein by reference).

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

10.3 Employment Letter, dated August 13, 2001, between the Registrant and Jeffery Weinress (filed as Exhibit 10.4 to the November 21, 2002 Form 10-KSB/A and incorporated herein by reference)..

10.4 Employment Agreement, dated December 26, 2001, between the Registrant and Marcus R. Rowan (filed as Exhibit 10.1 to the Form 8-K filed on January 23, 2002 and incorporated herein by reference).

10.5 Employment Agreement, dated December 26, 2001, between the Registrant and Mark C. Myers (filed as Exhibit 10.2 to the Form 8-K filed on January 23, 2002 and incorporated herein by reference).

10.6 Agreement and Plan of Merger, dated as of March 27, 1998, among the Registrant, Equidyne Acquisition Corporation and Equidyne Systems Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K for an event of March 27, 1998).

10.7 Sales Contract for Patents, dated July 8, 1999, by and between the Registrant, Equidyne Systems, Inc. and Rosch GmbH Medizintechnik ("Rosch Gmbh") (filed as Exhibit 10.21 to the Registrant's Form 10-KSB for the fiscal year ended July 31, 1999 (the "1999 Form 10-KSB") and incorporated herein by reference).

10.8.1 Assets Purchase Agreement, dated April 8, 1999, by and between the Registrant, Rosch GmbH and Maico Diagnostic GmbH (filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the fiscal quarter ended April 30, 1999 and incorporated herein by reference).

10.8.2 Investment Agreement, dated July 8, 1999, by and among the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference).

10.8.3 Investment Agreement, dated July 8, 1999, by and among the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference).

10.8.4 Participation Agreement, dated September 30, 1999, by and between the Registrant, Rosch GmbH, Concord Effeckten AG and Andy Rosch (filed as
        Exhibit 10.24 to the 1999 Form 10-KSB and incorporated herein by reference).

10.8.5 Letter Agreement, dated November 15, 1999, between the Registrant and Concord Effekten AG (filed as Exhibit 10.5 to the November 1999 Form 8-K and incorporated herein by reference).

10.9 Form of Securities Purchase Agreement for the sale of Series B Preferred Stock (without exhibits) (filed as Exhibit 10.1 to the February 1999 Form 8-K and incorporated herein by reference).

10.10 Letter Agreement, dated May 5, 2002, between the Registrant and HNS International, Inc. (filed as Exhibit 10.12 to the Registrant's Form 10-KSB for the fiscal year ended July 31, 2002 and incorporated herein by reference).

10.11 Letter Agreement, dated October 21, 1999, between the Registrant and Jim Fukushima (filed as Exhibit 10.1 to the November 1999 Form 8-K and incorporated herein by reference).

10.12 Letter Agreement, dated October 2000, between the Registrant and Rite-Aid Corporation (filed as Exhibit 10.19 to the Registrant's Form 10-KSB for the fiscal year ended July 31, 2000 and incorporated herein by reference).

14*     Code of Ethics for Principal Executive Officers and Senior Financial
        Officers

21*     List of subsidiaries.

23.1*   Consent of KBA Group LLP, Independent Auditors

31.1*   Certification of Chief Executive Officer

31.2*   Certification of Chief Financial Officer

32.1* Certification by Marcus R. Rowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification by Jeffery B. Weinress, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(b) Reports on Form 8-K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUIDYNE CORPORATION

                                  (Registrant)


Dated: August 18, 2003                         By: /s/ Marcus R. Rowan
                                                   -----------------------------
                                                       Marcus R. Rowan
                                                       Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                             Title                            Date
              ---------                             -----                            ----


/s/ Marcus R. Rowan                      Chief Executive Officer and            August 18, 2003
---------------------------------       Director (principal executive
    Marcus R. Rowan                                officer)


/s/ Mark C. Myers                           President and Director              August 18, 2003
---------------------------------
    Mark C. Myers


/s/ Jeffery B. Weinress                    Chief Financial Officer              August 18, 2003
---------------------------------          (principal financial and
    Jeffery B. Weinress                      accounting officer)


/s/ James R. Gavin                        Non-Executive Chairman and            August 18, 2003
---------------------------------                  Director
    Dr. James R. Gavin III


/s/ Harry P. Yergey                                Director                     August 18, 2003
---------------------------------
    Harry P. Yergey

                              EQUIDYNE CORPORATION

                                   FORM 10-KSB

                                  EXHIBIT INDEX

Exhibits filed herewith:

14   Code of Ethics for Principal Executive Officers and Senior Financial
     Officers

21   List of subsidiaries

23.1 Consent of KBA Group LLP, Independent Auditors

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification by Marcus R. Rowan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Jeffery B Weinress, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002