Form 10KSB/A
period 2003-07-31
EQUIDYNE CORP
filed 2003-08-22
CIK 352281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

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

                        Shares                                                  Value of Unexercised
                       Acquired       Value        Number of Unexercised        In-The-Money Options
          Name        On Exercise   Realized     Options at July 31, 2003        at July 31, 2003(1)
--------------------------------------------------------------------------------------------------------
                                               Exercisable   Unexercisable   Exercisable   Unexercisable
                                               -----------   -------------   -----------   -------------
Marcus R. Rowan            --          --        965,000        360,000         56,250         11,250
Mark C. Myers              --          --        347,000        133,000         22,500          4,500
Jeffery B. Weinress        --          --        103,125         96,875          5,906          7,594

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