Form 10QSB
period 2003-10-31
EQUIDYNE CORP
filed 2003-12-15
CIK 352281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB


       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ____ to _____

                          COMMISSION FILE NUMBER 0-9922


                               ------------------

                              EQUIDYNE CORPORATION
                 (Name of Small Business Issuer in Its Charter)


              DELAWARE                                   04-2608713
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         1620-400 BURRARD STREET, VANCOUVER, B.C., CANADA     V6C 3A6
         (Address of office)                                 (Zip Code)

         Issuer's telephone number, including area code: (604) 683-5767


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES   [ ] NO

The number of shares outstanding of the Company's common stock as at November 15, 2003 was 15,889,829.

Transitional Small Business Disclosure Format (check one): [  ] YES   [X] NO

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT - FORM 10-QSB
                       THREE MONTHS ENDED OCTOBER 31, 2003

                                TABLE OF CONTENTS


                                     PART I                              Page
                                                                         ----
Item 1.  Consolidated Financial Statements                                 2
Item 2.  Management's Discussion and Analysis or Plan of Operation         7
Item 3.  Controls and Procedures                                           8
                                     PART II
Item 1.  Legal Proceedings                                                 9
Item 2.  Changes in Securities and Use of Proceeds                         9
Item 3.  Defaults Upon Senior Securities                                   9
Item 4.  Submission of Matters to a Vote of Security Holders               9
Item 5.  Other Information                                                10
Item 6.  Exhibits and Reports on Form 8-K                                 10
         Signatures                                                       11

FORWARD LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our international marketing activities, the success of our strategic corporate relationships, the ability to sell, license or market our needle-free technology and the success of our diversification activities. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development activities and our ability to obtain regulatory authorizations for developed products, if any; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products domestically and internationally; difficulties or delays in manufacturing; trends toward managed care and health care cost containment; exposure to product liability and other types of lawsuits and regulatory proceedings; our ability to protect our intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               OCTOBER 31,       JULY 31,
                                                                                  2003             2003
                                                                                --------         --------
                                                                                 (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $  7,783         $  9,517
  Accounts receivable, net                                                             3                7
  Inventories, net                                                                    50               66
  Deferred costs                                                                       6               10
  Refundable income taxes                                                          6,441            6,441
  Prepaid and other current assets                                                   292               59
                                                                                --------         --------
     Total current assets                                                         14,575           16,100

Property and equipment, net                                                           11               50
Deposits                                                                               5                5
Patents, net                                                                         477              490
                                                                                --------         --------
       Total assets                                                             $ 15,068         $ 16,645
                                                                                ========         ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                              $    307         $    450
  Accrued liabilities                                                                971              913
  Accrued income taxes                                                             2,331            2,331
  Deferred revenue                                                                     9               12
                                                                                --------         --------
     Total current liabilities                                                     3,618            3,706

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.10 par value; authorized - 35,000,000 shares; issued -
     16,986,929 and 16,482,695 shares at October 31, 2003 and July
     31, 2003, respectively                                                        1,699            1,648
  Additional paid-in capital                                                      26,713           26,593
  Accumulated deficit                                                            (11,649)          (9,989)
  Treasury stock, at cost (1,497,100 shares)                                      (5,313)          (5,313)
                                                                                --------         --------
     Total stockholders' equity                                                   11,450           12,939
                                                                                --------         --------
       Total liabilities and stockholders' equity                               $ 15,068         $ 16,645
                                                                                ========         ========


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                      -------------------------
                                                        2003             2002
                                                      -------           -------
Net sales                                             $     2           $    22
Cost of goods sold                                         19                25
                                                      -------           -------
  Gross loss                                              (17)               (3)

Selling, general and administrative expenses            1,632               847
Research and development                                 --                  81
                                                      -------           -------

  Total operating expenses                              1,632               928
                                                      -------           -------

Operating loss                                         (1,649)             (931)

Other income (expense):
  Interest and other                                        9                53
  Loss on sale of property and equipment                  (20)             --
                                                      -------           -------
                                                          (11)               53
                                                      -------           -------

Loss before income tax benefit                         (1,660)             (878)

Income tax benefit                                       --                (262)
                                                      -------           -------

Net loss                                              $(1,660)          $  (616)
                                                      =======           =======

Net loss per common share, basic                      $ (0.11)          $ (0.04)
                                                      =======           =======

Net loss per common share, diluted                    $ (0.11)          $ (0.04)
                                                      =======           =======


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                 THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                             ---------------------------
                                                               2003               2002
                                                             --------           --------
OPERATING ACTIVITIES:
 Net loss                                                    $ (1,660)          $   (616)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                   22                 65
   Deferred income taxes                                         --                 (263)
   Loss on sale of property and equipment                          20               --
   Changes in operating assets and liabilities:
     Accounts receivable                                            4                  8
     Inventories                                                   16                 36
     Other assets                                                (229)              (227)
     Accounts payable and other current liabilities               (88)              (455)
                                                             --------           --------
       Net cash used in operating activities                   (1,915)            (1,452)

 INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                      10               --
 Purchase of property and equipment                              --                  (18)
                                                             --------           --------
       Net cash used in investing activities                       10                (18)

 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                        171               --
                                                             --------           --------
       Net cash provided by financing activities                  171               --
                                                             --------           --------

 Decrease in cash and cash equivalents                         (1,734)            (1,470)

 Cash and cash equivalents, beginning of period                 9,517             13,092
                                                             --------           --------
 Cash and cash equivalents, end of period                    $  7,783           $ 11,622
                                                             ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid                                            $   --             $    291


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         Equidyne Corporation (the "Company") is a holding company, which since its formation in 1977, has invested in various medical device companies and technologies. Since January 1999, the Company has principally focused on the development of patented, needle-free drug delivery systems, principally the reusable INJEX(TM) System.

         In early 2002, the Company's executive management evaluated the Company's technologies, markets and production capabilities and concluded that a change in the strategic focus of the Company was necessary as the Company's production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. The Company has since this time been in the process of evaluating strategic alternatives both within and outside of the medical products industry.

         In September 2003, after seeing the Company's executive management make little progress on developing the Company's needle-free business or other diversification opportunities, the stockholders of the Company overwhelmingly voted to change the Board of Directors and executive management. As a result, the previous executive management team was replaced by the new Board of Directors. The new Board of Directors has three principal objectives: 1) minimize operating expenses; 2) further evaluate and realize value from its existing needle-free technologies; and 3) seek new business opportunities, investments and acquisitions not necessarily in the medical device field.

Basis of Presentation

         The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the fiscal year ended July 31, 2003. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for any subsequent period or the entire year.

2. LOSS PER SHARE

         Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended October 31, 2003 and 2002, due to their anti-dilutive effect.

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED
                                                         OCTOBER 31,
                                                ----------------------------
                                                  2003                2002
                                                ---------           --------
Net loss                                        $  (1,660)          $   (616)
                                                =========           ========

Weighted-average shares                            15,252             14,985
                                                =========           ========

Net loss per share (Basic and Diluted)          $   (0.11)          $  (0.04)
                                                =========           ========

3. STOCK-BASED COMPENSATION

         In accordance with Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as described more fully in the Company's annual report on Form 10KSB for the year ended July 31, 2003. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the three months ended October 31, 2003 and 2002.

         Had compensation expense been determined based on the fair values at dates of grant for its stock options under FAS 123, as amended by FAS 148, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):

                                                                                         THREE MONTHS ENDED
                                                                                              OCTOBER 31,
                                                                                      -------------------------
                                                                                       2003              2002
                                                                                      -------           -------
Net loss, as reported                                                                 $(1,660)      $      (616)
Add:  Stock-based compensation expense included in reported net loss                     --                --
Deduct:  Stock-based  employee  compensation  expense  determined under fair value based method
                                                                                         (507)              (62)
                                                                                      -------           -------
Pro forma net loss                                                                    $(2,167)      $      (696)
                                                                                      =======           =======

Net loss per share, as reported                                                       $ (0.11)          $ (0.04)
                                                                                      =======           =======
Net loss per share, pro forma                                                         $ (0.14)          $ (0.05)
                                                                                      =======           =======

         The fair values under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    2003               2002
                                                    ----               ----
                   Expected life (years)              3                  3
                   Interest rate                    4.0%               5.0%
                   Volatility                       0.95               0.94
                   Dividend yield                   0.0%               0.0%

4. SUBSEQUENT EVENT

         In December 2003, the Company's wholly owned subsidiary, Equidyne Systems, Inc. ("ESI") entered into an agreement with HNS International, Inc. ("HNS") to sell certain assets related to ESI's needle-free business to HNS. The assets being sold include all of the intellectual property related to the needle-free business and various equipment and inventories. The purchase price is $750,000, which includes a $100,000 deposit which is non-refundable should HNS choose not to complete the transaction. The sale is expected to close on or before January 6, 2004. HNS is owned by a current stockholder and former director of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The Company is a holding company, which since its formation in 1977, has invested in various medical device companies and technologies.

         In September 2003, after seeing the Company's executive management make little progress on developing the Company's needle-free business or other diversification opportunities, the stockholders of the Company overwhelmingly voted to change the Board of Directors and executive management. As a result, the previous executive management team was replaced by the new Board of Directors. The new Board of Directors has three principal objectives: 1) minimize operating expenses; 2) further evaluate and realize value from its existing needle-free technologies; and 3) seek new business opportunities, investments and acquisitions not necessarily in the medical device field. The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended October 31, 2003 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the Company's most recent annual report on Form 10-K for the fiscal year ended July 31, 2003 filed with the U.S. Securities and Exchange Commission (the "SEC").

RESULTS OF OPERATIONS

         Consolidated net product sales ("sales") were $2,000 for the three months ended October 31, 2003 compared to $22,000 for the three months ended October 31, 2002, a decrease of $20,000, or 91%. The decrease in sales through the Company's distribution partners continues to reflect the Company's change in strategic focus and the affect of the cessation of most sales and marketing activities, including advertising and co-marketing expenditures prior fiscal year. Such sales and marketing expenditures have not proven to be effective in generating product sales.

         Cost of sales for the three months ended October 31, 2003 was $19,000, as compared to $25,000 in the three months ended October 31, 2002. This represents a decrease in cost of sales of 24%. The decrease in the current fiscal year was primarily the result of the decrease in sales volume. The low gross margins result from the production cost of the consumable components of the Company's products (the polycarbonate plastic ampules and vial adapters) which is in excess of the respective selling prices both in the current and prior fiscal years.

         Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 2003 were $1,632,000, compared to $847,000 for the three months ended October 31, 2002, an increase of $785,000, or 95%. The increase in the current year first quarter principally reflects increased professional service fees and corporate expenditures associated with the timing of the Company's 2003 Annual Meeting of Stockholders held on September 9, 2003 and associated proxy contest thereon. Legal and audit fees increased approximately $220,000 from the prior year as the Company prepared for a contested proxy solicitation and associated legal issues. Corporate expenses which included the costs of proxy solicitor and financial printing increased approximately $190,000 from the prior year. SG&A expenses also include $362,000 which represents the reimbursement of legal and proxy solicitation costs to the stockholder organizing the proxy contest. Compensation increased approximately $100,000 from the prior year first quarter, in part resulting from severance benefits to former employees. Depreciation and amortization expense for the three months ended October 31, 2003 decreased approximately $43,000 resulting from the $966,000 write-down of the Company's intangible assets in the fourth quarter of fiscal 2003. The Company paid $25,000 in administrative and management fees to a Company with a common director in the first quarter.

         Research and development expenses decreased to $0 for the three months ended October 31, 2003 from $81,000 for the three months ended October 31, 2003 as the Company ceased its research and development activities in February 2003.

         The Company's income tax benefit for the three months ended October 31, 2002 was $262,000. The prior tax benefit was based on the Company's ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001. The Company recorded no income tax benefits in the current year. The Company cannot carry back fiscal 2004 losses and determined that it does not have sufficient taxable income available for future carry forward. Therefore, the Company believes it was appropriate to record a valuation allowance against its Federal and State deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2003, the Company had working capital of $10.9 million, compared to working capital of $12.4 million at July 31, 2003. The decrease of approximately $1.5 million resulted primarily from the net effect of the Company's operating losses for the first quarter of the current fiscal year, offset slightly by proceeds received from the exercise of stock options. In November 2003, the Company received $2.8 million as part of the refundable income taxes due to the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of October 31, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           On October 22, 2003, the Company's former Chief Executive Officer (Marcus R. Rowan) and its former President (Mark C. Myers) brought claims against the Company in the District Court of Dallas County, Texas alleging breach of contract for failure to pay back wages, severance payments, accrued but unpaid vacation and certain health and welfare benefits under the terms of their respective employment arrangements. In addition, the plaintiffs allege defamation as it relates to their dismissal from the Company "for cause." The plaintiffs seek actual damages of approximately $281,000, plus unspecified amounts for exemplary damages and attorneys' fees. The Company denies such allegations and intends to vigorously defend against such claims.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         On September 9, 2003, the Company held its Annual Meeting of Stockholders (the "Meeting"). Included in the agenda of the meeting was the election of directors, the ratification of the Company's auditors and two other proposals.

         At the Meeting the following persons were elected directors, each to hold office for a one-year term expiring at the 2004 Annual Meeting:

                                          For                Withhold Authority
                                          ---                ------------------
         Michael J. Smith              5,087,173                    16,330
         Roy Zanatta                   5,087,173                    16,330
         Mark Steinley                 5,087,173                    16,330
         Greg Elderkin                 5,087,173                    16,330

         Additional votes were cast for the following persons, who were not elected directors:

                                          For                Withhold Authority
                                          ---                ------------------
         Marcus R. Rowan               1,517,097                   173,365
         Mark C. Myers                 1,547,397                   143,065
         Dr. James R. Gavin III        1,521,097                   169,365
         Harry P. Yergey               1,548,397                   142,065

         Other items for consideration were a proposal to ratify the appointment of KBA Group LLP as independent accountants for 2003, a proposal to grant authority to adjourn the Meeting to solicit additional proxies and a proposal to repeal certain amendments to the Company's Amended and Restated Bylaws. The votes cast at the Meeting were as follows:

                                                        For          Against        Abstain
                                                     ---------      ---------       -------
         Independent Accountants                     6,644,035        129,895        20,035

         Additional Proxy Solicitation               1,668,534      5,091,806        33,625

         Repeal Amended and Restated Bylaws          5,248,028      1,461,637        84,300


ITEM 5. OTHER INFORMATION

         In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by our independent accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. During the first quarter ended October 31, 2003, KBA Group LLP prepared the Company's Federal and state income tax returns for the fiscal year ended July 31, 2003. Such services were approved in advance by the Audit Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K

         (a) Exhibits

             Exhibit 31.1 - Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.1 - Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

             On August 28, 2003, the Company filed a Report on Form 8-K in relation to a press release announcing the Company's financial results for the fiscal year ended July 31, 2003.

             On September 17, 2003, the Company filed a Report on Form 8-K in relation to a press release announcing the results of the 2003 Annual Meeting of Stockholders held on September 9, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EQUIDYNE CORPORATION


Dated: December 11, 2003              By: /s/ Michael J. Smith
                                          --------------------------------
                                          Michael J. Smith
                                          Chief Executive Officer, President and
                                             Chief Financial Officer