Form 10QSB
period 2004-01-31
EQUIDYNE CORP
filed 2004-03-12
CIK 352281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ____ to _____

                          COMMISSION FILE NUMBER 0-9922

                                 ---------------

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

    Issuer's telephone number, including area code: (604) 408-8538

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

The number of shares outstanding of the Company's common stock as at March 9, 2004 was 15,634,829.

Transitional Small Business Disclosure Format (check one): [  ] YES   [X] NO

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT - FORM 10-QSB
                       THREE MONTHS ENDED JANUARY 31, 2004

                                TABLE OF CONTENTS

                                     PART I                             PAGE
----------------------------------------------------------------------- ----
Item 1.  Consolidated Financial Statements                              3-6
Item 2.  Management's Discussion and Analysis or Plan of Operation      8-9
Item 3.  Controls and Procedures                                        10
                                     PART II
Item 1.  Legal Proceedings                                              10
Item 2.  Changes in Securities and Use of Proceeds                      10
Item 3.  Defaults Upon Senior Securities                                10
Item 4.  Submission of Matters to a Vote of Security Holders            10
Item 5.  Other Information                                              11
Item 6.  Exhibits and Reports on Form 8-K                               11
         Signatures                                                     12

FORWARD LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies to take advantage of such opportunities and execute such business strategies. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        JANUARY 31,      JULY 31,
                                                           2004            2003
                                                        -----------      --------
                                                        (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                              $ 11,199         $  9,517
  Accounts receivable, net                                   --                  7
  Inventories, net                                           --                 66
  Deferred costs                                             --                 10
  Refundable income taxes                                   3,611            6,441
  Prepaid and other current assets                            150               59
                                                         --------         --------
     Total current assets                                  14,960           16,100
Property and equipment, net                                  --                 50
Deposits                                                        5                5
Patents, net                                                 --                490
                                                         --------         --------
       Total assets                                      $ 14,965         $ 16,645
                                                         ========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $    401         $    450
  Accrued liabilities                                         914              913
  Accrued income taxes                                      2,331            2,331
  Deferred revenue                                           --                 12
                                                         --------         --------
     Total current liabilities                              3,646            3,706
Commitments and contingencies
Stockholders' Equity:
  Common stock                                              1,713            1,648
  Additional paid-in capital                               26,744           26,593
  Accumulated deficit                                     (11,825)          (9,989)
  Treasury stock, at cost                                  (5,313)          (5,313)
                                                         --------         --------
     Total stockholders' equity                            11,319           12,939
                                                         --------         --------
       Total liabilities and stockholders' equity        $ 14,965         $ 16,645
                                                         ========         ========


                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             SIX MONTHS ENDED
                                                               JANUARY  31,
                                                        -------------------------
                                                          2004              2003
                                                        -------           -------
Net sales                                               $    39           $    51
Cost of goods sold                                           74                51
                                                        -------           -------
  Gross loss                                                (35)             --
Selling, general and administrative expenses              2,044             1,715
Research and development                                   --                 171
                                                        -------           -------
  Total operating expenses                                2,044             1,886
                                                        -------           -------
Operating loss                                           (2,079)           (1,886)
Other income (expense):
  Interest and other                                         14                77
  Gain (loss)on sale of property and equipment              229               (11)
                                                        -------           -------
                                                            243                66
                                                        -------           -------
Loss before income tax benefit                           (1,836)           (1,820)
Income tax benefit                                         --                (541)
                                                        -------           -------
Net loss                                                $(1,836)          $(1,279)
                                                        =======           =======
Net loss per common share, basic and diluted            $ (0.12)          $ (0.09)
                                                        =======           =======

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                             JANUARY  31,
                                                        ----------------------
                                                         2004            2003
                                                        ------          ------
Net sales                                               $   37          $   29
Cost of goods sold                                          55              26
                                                        ------          ------
  Gross income (loss)                                      (18)              3
Selling, general and administrative expenses               412             868
Research and development                                  --                90
                                                        ------          ------
  Total operating expenses                                 412             958
                                                        ------          ------
Operating loss                                            (430)           (955)
Other income (expense):
  Interest and other                                         5              24
  Gain (loss)on sale of property and equipment             249             (11)
                                                        ------          ------
                                                           254              13
                                                        ------          ------
Loss before income tax benefit                            (176)           (942)
Income tax benefit                                        --              (279)
                                                        ------          ------
Net loss                                                $ (176)         $ (663)
                                                        ======          ======
Net loss per common share, basic and diluted            $(0.01)         $(0.05)
                                                        ======          ======

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                    JANUARY 31,
                                                             ---------------------------
                                                               2004               2003
                                                             --------           --------
OPERATING ACTIVITIES:
 Net loss                                                    $ (1,836)          $ (1,279)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                   35                131
   Deferred income taxes                                         --                 (546)
   Gain (Loss) on sale of property and equipment                 (229)                11
   Changes in operating assets and liabilities:
     Accounts receivable                                            7                 16
     Refundable income taxes                                    2,830               --
     Inventories                                                   66                 66
     Other assets                                                 (81)              (165)
     Accounts payable and other current liabilities               (60)              (434)
                                                             --------           --------
       Net cash provided by (used in) operating
activities                                                        732             (2,200)
 INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                     734                  4
 Purchase of property and equipment                              --                  (20)
                                                             --------           --------
       Net cash provided by (used in) investing
activities                                                        734                (16)
 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                        216               --
                                                             --------           --------
       Net cash provided by financing activities                  216               --
                                                             --------           --------
 Increase (decrease) in cash and cash equivalents               1,682             (2,216)
 Cash and cash equivalents, beginning of period                 9,517             13,092
                                                             --------           --------
 Cash and cash equivalents, end of period                    $ 11,199           $ 10,876
                                                             ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                            $   --             $    295

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Equidyne Corporation (the "Company") is a holding company, which since its formation in 1977, has invested in various medical device companies and technologies. From January 1999 until January 2004, the Company had principally focused on the development of patented, needle-free drug delivery systems, principally the reusable INJEX(TM) System.

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

    In September 2003, after seeing the Company's executive management make little progress on developing the Company's needle-free business or other diversification opportunities, the stockholders of the Company voted to change the Board of Directors and executive management. As a result, the previous executive management team was replaced by the new Board of Directors. The new Board of Directors had three principal objectives: 1) minimize operating expenses; 2) further evaluate and realize value from its existing needle-free technologies; and 3) seek new business opportunities, investments and acquisitions not necessarily in the medical device field.

    On January 6, 2004, Equidyne Systems, Inc. ("ESI"), a wholly owned subsidiary of Equidyne Corporation, sold all its right, title and interest in and to its needle free technologies to HNS International Inc. ("HNS").



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

2. LOSS PER SHARE

    Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the six month and three months ended January 31, 2004 and 2003, due to their anti-dilutive effect.

    The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JANUARY 31,                     JANUARY 31,
                                                      ------------------------         ------------------------
                                                        2004            2003             2004            2003
                                                      --------        --------         --------        --------
      Net loss                                        $   (176)       $   (663)        $ (1,836)       $ (1,279)
                                                      ========        ========         ========        ========
      Weighted-average shares                           15,620          14,985           15,436          14,985
                                                      ========        ========         ========        ========
      Net loss per share (Basic and Diluted)          $  (0.01)       $  (0.05)        $  (0.12)       $  (0.09)
                                                      ========        ========         ========        ========

3. STOCK-BASED COMPENSATION

    In accordance with Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as described more fully in the Company's annual report on Form 10KSB for the year ended July 31, 2003. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the six months ended January 31, 2004 and 2003.

    Had compensation expense been determined based on the fair values at dates of grant for its stock options under FAS 123, as amended by FAS 148, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):

                                                                       SIX MONTHS ENDED
                                                                          JANUARY 31,
                                                                   -------------------------
                                                                    2004               2003
                                                                   -------           -------
      Net loss, as reported                                        $(1,836)          $(1,279)
      Deduct: Stock-based employee compensation expense
         determined under fair value based method                     (507)             (124)
                                                                   -------           -------
      Pro forma net loss                                           $(2,343)          $(1,403)
                                                                   =======           =======
      Net loss per share, as reported                              $ (0.12)          $ (0.09)
                                                                   =======           =======
      Net loss per share, pro forma                                $ (0.15)          $ (0.09)
                                                                   =======           =======

    The fair values under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                            2004      2003
                                            ----      ----
                  Expected life (years)        3         3
                  Interest rate              4.0%      5.0%
                  Volatility                0.95      0.94
                  Dividend yield             0.0%      0.0%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

    The Company is a holding company, which since its formation in 1977 until January 2004, had invested in various medical device companies and technologies.

    In September 2003, after seeing the Company's executive management make little progress on developing the Company's needle-free business or other diversification opportunities, the stockholders of the Company overwhelmingly voted to change the Board of Directors and executive management. As a result, the previous executive management team was replaced by the new Board of Directors. The new Board of Directors had three principal objectives: 1) minimize operating expenses; 2) further evaluate and realize value from its existing needle-free technologies; and 3) seek new business opportunities, investments and acquisitions not necessarily in the medical device field.

    On January 6, 2004, Equidyne Systems, Inc. ("ESI"), a wholly owned subsidiary of Equidyne Corporation, sold all its right, title and interest in and to its needle free technologies to HNS International Inc. ("HNS") for $750,000. The Board of Directors continues to identify and evaluate potential business opportunities, investments and acquisitions.

    The following discussion and analysis of the results of operations and financial condition of the Company for the six months and three months ended January 31, 2004 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the Company's most recent annual report on Form 10-KSB for the fiscal year ended July 31, 2003 filed with the U.S. Securities and Exchange Commission (the "SEC").

RESULTS OF OPERATIONS - SIX MONTHS ENDED JANUARY 31, 2004

    Consolidated net product sales ("sales") were $39,000 for the six months ended January 31, 2004 compared to $51,000 for the six months ended January 31, 2003, a decrease of $12,000, or 24%. The decrease in sales through the Company's distribution partners continues to reflect the Company's change in strategic focus and the effect of the cessation of most sales and marketing activities, including advertising and co-marketing expenditures prior fiscal year. Such sales and marketing expenditures have not proven to be effective in generating product sales.

    Cost of sales for the six months ended January 31, 2004 was $74,000, as compared to $51,000 in the six months ended January 31, 2003. The negative gross margin results from the production cost of the consumable components of the Company's products (the polycarbonate plastic ampules and vial adapters) which is in excess of the respective selling prices in the current fiscal period.

    Selling, general and administrative ("SG&A") expenses for the six months ended January 31, 2004 were $2,044,000, compared to $1,715,000 for the six months ended January 31, 2003, an increase of $329,000, or 19%. The increase in the current year principally reflects increased professional service fees and corporate expenditures associated with a proxy contest. The increase also reflects the payment of $150,000 for reimbursement of expenses and administrative and management fees to a Company with a common director.

    Research and development expenses decreased to $0 for the six months ended January 31, 2004 from $171,000 for the six months ended January 31, 2003 as the Company ceased its research and development activities in February 2003.

    The Company's income tax benefit for the six months ended January 31, 2003 was $541,000. The prior tax benefit was based on the Company's ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001. The Company recorded no income tax benefits in the current year. The Company cannot carry back fiscal 2004 losses and determined that it does not have sufficient taxable income available for future carry forward. Therefore, the Company believes it is appropriate to record a valuation allowance against its Federal and State deferred tax assets.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2004

    Consolidated net product sales ("sales") were $37,000 for the three months ended January 31, 2004 compared to $29,000 for the three months ended January 31, 2003, a increase of $8,000, or 28%. The increase is primarily the result of sale of inventories to HNS International Inc.

    Cost of sales for the three months ended January 31, 2004 was $55,000, as compared to $26,000 in the three months ended January 31, 2003. This represents an increase in cost of sales of 112%. The increase is primarily the result of sale of inventories to HNS International Inc.

    Selling, general and administrative ("SG&A") expenses for the three months ended January 31, 2004 were $412,000, compared to $868,000 for the three months ended January 31, 2003, a decrease of $456,000, or 53%. The Company paid $125,000 for reimbursement of expenses and administrative and management fees to a Company with a common director in the second quarter.

    Research and development expenses decreased to $0 for the three months ended January 31, 2004 from $90,000 for the three months ended January 31, 2003 as the Company ceased its research and development activities in February 2003.

    The Company's income tax benefit for the three months ended January 31, 2003 was $279,000. The prior tax benefit was based on the Company's ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001. The Company recorded no income tax benefits in the current year. The Company cannot carry back fiscal 2004 losses and determined that it does not have sufficient taxable income available for future carry forward. Therefore, the Company believes it is appropriate to record a valuation allowance against its Federal and State deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 2004, the Company had working capital of $11.3 million, compared to working capital of $12.4 million at July 31, 2003. The decrease of approximately $1.1 million resulted primarily from the net effect of the Company's operating losses for the six months ended January 31, 2004 which was partially offset by proceeds received from the exercise of stock options and proceeds from sale of property and equipment.

    The Company believes that funds on hand, combined with cash generated from investment income and tax refunds, will be sufficient to finance operations and capital expenditures for the next twelve months. In addition, the Company is seeking investments in or acquisitions of companies, technologies or products in related or other lines of business. There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

ITEM 3. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    As of January 31, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

    There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K

    (a) Exhibits

    Exhibit 31.1 - Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.1 - Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

    On November 20, 2003, the Company filed a Report on Form 8-K to disclose the change in auditors.

    On December 19, 2003, the Company filed a Report on Form 8-K in relation to a press release announcing the Company's agreement with HNS International, Inc. related to sale of needle-free business.

    On January 10, 2004, the Company filed a Report on Form 8-K in relation to a press release announcing the sale of needle-free business.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EQUIDYNE CORPORATION

Dated:   March 12, 2004                  By: /s/ Michael J. Smith
                                             ------------------------
                                             Michael J. Smith
                                             Chief Executive Officer, President
                                             and Chief Financial Officer