Form 10QSB
period 2004-04-30
EQUIDYNE CORP
filed 2004-06-14
CIK 352281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

     3604 Tower 1, Kerry Everbright City,
           218 Tian Mu Road West,
         Shanghai, P.R. China 200070
            (Address of office)                         (Zip Code)

      Issuer's telephone number, including area code: 86-21-6353-0012

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

The number of shares outstanding of the Company's common stock as at June 3 , 2004 was 15,634,829.

Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT - FORM 10-QSB
                   THREE AND NINE MONTHS ENDED APRIL 30, 2004

                                TABLE OF CONTENTS

                                   PART I                               PAGE
 -------------------------------------------------------------------    -----
 Item 1.  Consolidated Financial Statements                              3
 Item 2.  Management's Discussion and Analysis or Plan of Operation      9
 Item 3.  Controls and Procedures                                        10
                                   PART II
 Item 1.  Legal Proceedings                                              11
 Item 2.  Changes in Securities and Use of Proceeds                      11
 Item 3.  Defaults Upon Senior Securities                                11
 Item 4.  Submission of Matters to a Vote of Security Holders            11
 Item 5.  Other Information                                              11
 Item 6.  Exhibits and Reports on Form 8-K                               11
          Signatures                                                     13

FORWARD LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies and execute such business strategies. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      APRIL 30,      JULY 31,
                                                         2004           2003
                                                         ----           ----
                                                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                            $ 10,599       $  9,517
  Accounts receivable, net                                   --              7
  Inventories, net                                           --             66
  Deferred costs                                             --             10
  Refundable income taxes                                 3,611          6,441
  Prepaid and other current assets                          311             59
                                                       --------       --------
     Total current assets                                14,521         16,100
Property and equipment, net                                  --             50
Deposits                                                     --              5
Patents, net                                                 --            490
                                                       --------       --------
       Total assets                                    $ 14,521       $ 16,645
                                                       ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $    316       $    450
  Accrued liabilities                                       914            913
  Due to a related party                                      6             --
  Accrued income taxes                                    2,331          2,331
  Deferred revenue                                           --             12
                                                       --------       --------
     Total current liabilities                            3,567          3,706
Commitments and contingencies
Stockholders' Equity:
  Common stock                                            1,713          1,648
  Additional paid-in capital                             26,744         26,593
  Accumulated deficit                                   (12,190)        (9,989)
  Treasury stock, at cost                                (5,313)        (5,313)
                                                       --------       --------
     Total stockholders' equity                          10,954         12,939
                                                       --------       --------
       Total liabilities and stockholders' equity      $ 14,521       $ 16,645
                                                       ========       ========

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      NINE MONTHS ENDED
                                                          APRIL 30,
                                                          ---------
                                                     2004            2003
                                                     ----            ----
Net sales                                           $    39       $    65
Cost of goods sold                                       74            70
                                                    -------       -------
  Gross loss                                            (35)           (5)
Selling, general and administrative expenses          2,417         2,358
Research and development                                 --           212
                                                    -------       -------
  Total operating expenses                            2,417         2,570
                                                    -------       -------
Operating loss                                       (2,452)       (2,575)
Other income (expense):
  Interest and other                                     22           108
  Gain (loss)on sale of property and equipment          229            (9)
                                                    -------       -------
                                                        251            99
                                                    -------       -------
Loss before income tax benefit                       (2,201)       (2,476)
Income tax benefit                                       --          (738)
                                                    -------       -------
Net loss                                            $(2,201)      $(1,738)
                                                    =======       =======
Net loss per common share, basic and diluted        $ (0.14)      $ (0.12)
                                                    =======       =======

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED
                                                       APRIL 30,
                                                       ---------
                                                   2004        2003
                                                   ----        ----
Net sales                                         $   --      $   14
Cost of goods sold                                    --          19
                                                  ------      ------
  Gross loss                                          --          (5)
Selling, general and administrative expenses         373         643
Research and development                              --          41
                                                  ------      ------
  Total operating expenses                                       684
                                                  ------      ------
Operating loss                                      (373)       (689)
Other income:
  Interest and other                                   8          31
  Gain on sale of property and equipment              --           2
                                                  ------      ------
                                                       8          33
                                                  ------      ------
Loss before income tax benefit                      (365)       (656)
Income tax benefit                                    --        (197)
                                                  ------      ------
Net loss                                          $ (365)     $ (459)
                                                  ======      ======
Net loss per common share, basic and diluted      $(0.02)     $(0.03)
                                                  ======      ======

                             See accompanying notes.

                      EQUIDYNE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                        APRIL 30,
                                                                        ---------
                                                                  2004            2003
                                                                  ----            ----
OPERATING ACTIVITIES:
 Net loss                                                       $ (2,201)      $ (1,738)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                      35            194
   Deferred income taxes                                              --           (743)
   (Gain) loss on sale of property and equipment                    (229)             9
   Changes in operating assets and liabilities:
     Accounts receivable                                               7             39
     Refundable income taxes                                       2,830             --
     Inventories                                                      66             88
     Other assets                                                   (237)           (46)
     Due to a related party                                            6             --
     Accounts payable and other current liabilities                 (145)          (695)
                                                                --------       --------
       Net cash provided by (used in) operating activities           132         (2,892)
 INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                        734              7
 Purchase of property and equipment                                   --            (21)
                                                                --------       --------
       Net cash provided by (used in) investing activities           734            (14)
 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                           216             --
                                                                --------       --------
       Net cash provided by financing activities                     216             --
                                                                --------       --------
 Increase (decrease) in cash and cash equivalents                  1,082         (2,906)
 Cash and cash equivalents, beginning of period                    9,517         13,092
                                                                --------       --------
 Cash and cash equivalents, end of period                       $ 10,599       $ 10,186
                                                                ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                               $     --       $    293

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

      On January 6, 2004, Equidyne Systems, Inc. ("ESI"), a wholly owned subsidiary of Equidyne Corporation, sold all its right, title and interest in and to its needle-free technologies to HNS International Inc. ("HNS"). The purchase price for this transaction was $750,000 in cash.

      On April 26, 2004, the Company acquired all the stock of Cathay Merchant Group Limited ("CMG") to pursue merchant banking projects in China, including but not limited to, trade finance, representation of American and European companies with respect to Chinese investments, and strategic investments for its own behalf and on behalf of clients. The purchase price for this transaction was $50,000 in cash. The purchase was not deemed material to the consolidated financial statements.

      In order to provide a possible source of funding for the international merchant banking activities of CMG, the Company has entered into a five-year $20.0 million Revolving Credit Facility (the "Facility") with MFC Merchant Bank, S.A.("MFC"). The Company has a common director with MFC's parent company. Under the terms of the Facility, the Company may borrow from MFC up to $20.0 million from time to time until the maturity date of March 31, 2009. As of April 30, 2004, the Company has not drawn from the facility. The interest rate on all outstanding amounts under the Facility is the one-month London Inter-Bank Offered Rate plus 3.5%. Additionally, the Company is required to pay an unused line fee of 0.75% per year on the daily average of the unused amount of the credit facility commitment during the term. The Company also agreed to pay MFC an arrangement fee of $400,000. The proceeds from such borrowings must be used for general corporate purposes, working capital needs, and in connection with acquisitions. All outstanding amounts must be repaid by March 31, 2009.

      The Facility is secured by a pledge agreement, pursuant to which the Company has pledged to MFC all of its existing and future pecuniary claims against third parties. In addition, the Company has granted a security interest in all of the Company's current and future property and assets.

      At any time during the term of the Facility, MFC may convert all available amounts (whether or not actually borrowed) under the Facility into shares of the Company's common stock. The conversion price is equal to the ten-day trailing average of the closing price per share of the Company's common stock immediately prior to conversion. Under the rules of the American Stock Exchange, the Company must obtain stockholder approval of any transaction, other than a "public offering" involving the sale, issuance or potential issuance of its common stock (or securities convertible into common stock) equal to 20% or more of its presently outstanding stock for less than the greater of book or market value of the stock. Under the terms of the Facility, the maximum number of shares into which the Facility can be converted is equal to 19.9% of the Company's outstanding stock at the time of such conversion unless the Company obtains stockholder approval for shares in excess of such amount. The Company has agreed to use its best effort to obtain stockholder approval permitting MFC to convert the line of credit into 20% or more of the Company's outstanding common stock. The Company reserves 20,000,000 common stock for the facility.

      In order to complete the proposed business plan for the international merchant banking activities, the Company believes that additional capital will be required. The Company is considering a number of financing alternatives.

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

2. LOSS PER SHARE

      Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the nine months and three months ended April 30, 2004 and 2003, due to their anti-dilutive effect.

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  APRIL 30,                     APRIL 30,
                                                  ---------                     ---------
                                              2004          2003          2004            2003
                                              ----          ----          ----            ----
Net loss                                    $  (365)      $  (459)      $  (2,201)      $ (1,738)
                                            =======       =======       =========       ========
Weighted-average shares                      15,635        14,985          15,502         14,985
                                            =======       =======       =========       ========
Net loss per share (Basic and Diluted)      $ (0.02)      $ (0.03)      $   (0.14)      $  (0.12)
                                            =======       =======       =========       ========

3. STOCK-BASED COMPENSATION

      In accordance with Statement of the Financial Accounting Standards Board No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as described more fully in the Company's annual report on Form 10KSB for the year ended July 31, 2003. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the nine months ended April 30, 2004 and 2003.

      Had compensation expense been determined based on the fair values at dates of grant for its stock options under FAS 123, as amended by FAS 148, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):

                                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                  APRIL 30,                APRIL 30,
                                                                                  ---------                ---------
                                                                             2004         2003        2004           2003
                                                                             ----         ----        ----           ----
Net loss, as reported                                                       $ (365)      $ (459)    $(2,201)      $(1,738)
Deduct:  Stock-based employee compensation expense determined under fair
   value based method                                                           --          (95)       (507)         (286)
                                                                            ------       ------     -------       -------
Pro forma net loss                                                          $ (365)      $ (554)    $(2,708)      $(2,024)
                                                                            ======       ======     =======       =======
Net loss per share, as reported                                             $(0.02)      $(0.03)    $ (0.14)      $ (0.12)
                                                                            ======       ======     =======       =======
Net loss per share, pro forma                                               $(0.02)      $(0.04)    $ (0.17)      $ (0.14)
                                                                            ======       ======     =======       =======

      The fair values under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                          2004     2003
                                          ----     ----
           Expected life (years)             3        3
           Interest rate                  4.0%     4.0%
           Volatility                     0.95     0.95
           Dividend yield                 0.0%     0.0%

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

      On January 6, 2004, Equidyne Systems, Inc. ("ESI"), a wholly owned subsidiary of Equidyne Corporation, sold all its right, title and interest in and to its needle free technologies to HNS International Inc. ("HNS"). The purchase price was $750,000 in cash.

      On April 26, 2004, the Company acquired all the stock of Cathay Merchant Group Limited ("CMC") to pursue merchant banking projects in China, including but not limited to, trade finance, representation of American and European companies with respect to Chinese investments, and strategic investments for its own behalf and on behalf of clients. The purchase price for this transaction was $50,000 in cash.

      The following discussion and analysis of the results of operations and financial condition of the Company for the nine months and three months ended April 30, 2004 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the Company's most recent annual report on Form 10-KSB for the fiscal year ended July 31, 2003 filed with the U.S. Securities and Exchange Commission (the "SEC").

RESULTS OF OPERATIONS - NINE MONTHS ENDED APRIL 30, 2004

      Consolidated net product sales ("sales") were $39,000 for the nine months ended April 30, 2004, compared to $65,000 for the nine months ended April 30, 2003, a decrease of $26,000, or 40%. The decrease in sales through the Company's distribution partners continues to reflect the Company's change in strategic focus and the effect of the cessation of most sales and marketing activities for the needle free business, including advertising and co-marketing expenditures in prior fiscal year. Such sales and marketing expenditures have not proven to be effective in generating product sales, and the Company made the strategic decision to cease all other sales and marketing activities relating to the Company's needle-free business. The Company sold all of its remaining inventories to HNS in January 2004. As a result of our acquisition of CMC, we will be refocusing our business to pursue merchant banking projects in China. We do not expect to generate significant revenue from these operations in the near term as it is in the development stage.

      Cost of sales for the nine months ended April 30, 2004 was $74,000, as compared to $70,000 in the nine months ended April 30, 2003. The negative gross margin results from the production cost of the consumable components of the Company's products (the polycarbonate plastic ampules and vial adapters) which is in excess of the respective selling prices in the current fiscal period.

      Selling, general and administrative expenses for the nine months ended April 30, 2004 were $2,417,000, compared to $2,358,000 for the nine months ended April 30, 2003. The increase reflects payment of $375,000 for reimbursement of expenses and administrative and management fee to MFC.

      Research and development expenses decreased to $0 for the nine months ended April 30, 2004 from $212,000 for the nine months ended April 30, 2003 as the Company ceased its research and development activities for our needle-free business in February 2003.

      The Company's income tax benefit for the nine months ended April 30, 2003 was $738,000. The prior tax benefit was based on the Company's ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001. The Company recorded no income tax benefits in the current year. The Company cannot carry back fiscal 2004 losses and determined that it does not have sufficient taxable income available for future carry forward. Therefore, the Company believes it is appropriate to record a valuation allowance against its Federal and State deferred tax assets.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2004

      Consolidated net product sales ("sales") were $0 for the three months ended April 30, 2004, compared to $14,000 for the three months ended April 30, 2003. The Company ceased sales and marketing activities for its needle-free business in January 2004. The Company sold all of its inventories to HNS in January 2004.

      Cost of sales for the three months ended April 30, 2004 was $0, as compared to $19,000 in the three months ended April 30, 2003.

      Selling, general and administrative expenses for the three months ended April 30, 2004 were $373,000, compared to $643,000 for the three months ended April 30, 2003, a decrease of $270,000, or 42%. The Company paid $225,000 for reimbursement of expenses and administrative and management fee to MFC for the three months ended April 30, 2004.

      Research and development expenses decreased to $0 for the three months ended April 30, 2004 from $41,000 for the three months ended April 30, 2003 as the Company ceased its research and development activities for the needle-free business in February 2003.

      The Company's income tax benefit for the three months ended April 30, 2003 was $197,000. The prior tax benefit was based on the Company's ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001. The Company recorded no income tax benefits in the current year. The Company cannot carry back fiscal 2004 losses and determined that it does not have sufficient taxable income available for future carry forward. Therefore, the Company believes it is appropriate to record a valuation allowance against its Federal and State deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 2004,the Company had working capital of $11.0 million, compared to working capital of $12.4 million at July 31, 2003. The decrease of approximately $1.4 million resulted primarily from the net effect of the Company's operating losses for the nine months ended April 30, 2004, which was partially offset by proceeds received from the exercise of stock options and proceeds from sale of property and equipment.

      The Company has entered into a five-year $20.0 million Revolving Credit Facility with MFC. For additional information regarding our Revolving Credit Facility please see Note 1 to our interim financial statements included in this Form 10-Q.

      In order to complete the proposed business plan for the international merchant banking activities, the Company believes that additional capital will be required. The Company is considering a number of financing alternatives.

      The Company is also seeking investments in or acquisitions of companies, technologies or products in related or other lines of business. There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of

1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On October 22, 2003, Marcus R. Rowan, the Company's former Chief Executive Officer, and Mark Myers, the Company's former President, brought claims against the Company in the District Court of Dallas County, Texas (the "Texas Litigation") alleging breach of contract for failure to pay back wages, severance payments, accrued but unpaid vacation and certain health and welfare benefits under the terms of their respective employment arrangements. In addition, the plaintiffs alleged defamation as it relates to their dismissal from the Company "for cause."

      On October 31, 2003, the Company commenced an action against its former directors, officers and/or employees James R. Gavin, Harry P. Yergey, Mr. Rowan and Mr. Myers in the Court of Chancery for the State of Delaware (the "Fiduciary Action") alleging claims for breach of fiduciary duty and breach of contract.

      On December 17, 2003, Mr. Rowan and Mr. Myers commenced an action against the Company in the Court of Chancery for the State of Delaware (the "Advancement Action") demanding advancement of attorneys' fees and costs incurred by them in defense of the Fiduciary Action. On January 29, 2004, the Company dismissed the claims in the Fiduciary Action against Mr. Gavin and Mr. Yergey without prejudice.

      On May 28, 2004, the Company entered into settlement agreements with each of Mr. Rowan, Mr. Myers, Mr. Gavin and Mr. Yergey regarding the Texas Litigation, the Fiduciary Action and the Advancement Action. Under the terms of each settlement agreement, the Company and Mr. Myers agreed to release each other for all claims either party could assert against the other party relating to any relationship such persons had with the Company as an employee, officer, director, indemnitee or stockholder as of May 28, 2004. The parties stipulated to dismissal of the Texas Action, the Fiduciary Action and the Advancement Action with prejudice.

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

      On April 20, 2004, the Company filed a Report on Form 8-K in relation to the change in the Company's board of directors.

      On April 26, 2004, the Company filed a Report on Form 8-K in relation to acquisition of Cathay Merchant Group Limited and the Revolving Credit Facility.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EQUIDYNE CORPORATION

Dated: June 14, 2004              By: /s/ Lewis Cheung
                                      ----------------
                                         Lewis Cheung
                                         Chief Executive Officer, President and
                                             Chief Financial Officer