Form 10KSB
period 2004-07-31
CATHAY MERCHANT GROUP, INC.
filed 2004-10-29
CIK 352281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X]   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                     For the fiscal year ended July 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                        Commission file number 001-16283

                           CATHAY MERCHANT GROUP, INC.
                 (Name of small business issuer in its charter)

                Delaware                               04-2608713
      (State or other jurisdiction                    IRS Employer
            of incorporation)                       Identification No.)

      3604 Tower 1, Kerry Everbright City, 218 Tian Mu Road West, Shanghai,
                               P.R. China 200070
              (Address of principal executive offices and zip code)

                   Issuer's Telephone Number: +86-21-6353-0012

         Securities registered under Section 12(b) of the Exchange Act:

    Common Stock, $0.10 par value            American Stock Exchange
          (Title of class)            (Name of exchange on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's total revenue for the fiscal year ended July 31, 2004 was $39,000.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $6,168,143 as of October 6, 2004, computed by reference to the closing sale price for such common stock as of such date.

As of October 6, 2004, there were 18,796,829 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I

Item 1.    Description of Business                                                       1
Item 2.    Properties                                                                    4
Item 3.    Legal Proceedings                                                             4
Item 4.    Submission of Matters to a Vote of Security Holders                           5

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                      6
Item 6.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                 6
Item 7.    Financial Statements                                                          8
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                    8
Item 8A.   Controls and Procedures                                                       8
Item 8B.   Other Information                                                             9

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act                                       10
Item 10.   Executive Compensation                                                       11
Item 11.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                                  12
Item 12.   Certain Relationships and Related Transactions                               14
Item 13.   Exhibits                                                                     15
Item 14.   Principal Accounting Fees and Services                                       17

Signatures                                                                              18

Consolidated Financial Report                                                          F-1

All references to "we," "us," "our," "CMG," or the "Issuer" in this Annual Report on Form 10-KSB mean Cathay Merchant Group, Inc. and its subsidiaries.

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements which typically are identified by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," "plan," their negatives and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, results of operations, financial position, and business outlook or state other "forward-looking" information based on currently available information. We undertake no obligation to update, revise, or publicly release the results of any revision to, any forward-looking statement.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

      We are a financial holding company whose business is conducted primarily through our indirect wholly owned operating subsidiary, CMG Shanghai Ltd. ("CMG Shanghai"), a company organized under the laws of the People's Republic of China. In April 2004, we acquired CMG Shanghai and its immediate parent, Cathay Merchant Group Ltd., a company organized under the laws of Samoa. CMG Shanghai is an international merchant banking company. Merchant banking encompasses a broad spectrum of activities related to the integrated combination of merchant banking, trading, financing commercial trade and proprietary investing. CMG Shanghai's merchant banking activities may provide specialized corporate finance services and advise clients on corporate strategy and structure, including mergers and acquisitions and capital raising. These activities may also include proprietary trading in commodities and natural resources and proprietary investing of our own capital in enterprises to realize long-term or trading gains.

      We were formed in January 1977 as American Electromedics Corp. and changed our name to Equidyne Corporation in December 1999. In October 2004, we changed our name to Cathay Merchant Group, Inc. ("CMG"). Since our formation, we had invested in various medical device companies and technologies. From January 1999 until January 2004, we had principally focused on the development of patented, needle-free drug delivery systems, principally the reusable INJEX(TM) System. In early 2002, our executive management evaluated the technologies, markets and production capabilities and concluded that a change in our strategic focus was necessary as our production capabilities were not cost effective nor were our sales and marketing programs generating satisfactory results. We evaluated strategic alternatives both within and outside of the medical products industry. On January 6, 2004, Equidyne Systems, Inc., our wholly owned subsidiary, sold all its right, title and interest in and to its needle-free technologies to HNS International Inc.

      From January 2004 to April 2004, we pursued the opportunity to enter into the international merchant and investment banking industry, culminating in our acquisition of Cathay Merchant Group Ltd. and CMG Shanghai in April 2004.

      We currently have no employees on our payroll. All our work is performed by a subsidiary of MFC Bancorp Ltd. We paid a fixed management fee for such services. For a description of this arrangement, please see "Item 12. Certain Relationships and Related Transactions--MFC" beginning on page 14.

DESCRIPTION OF MERCHANT BANKING BUSINESS

      We have only recently changed our business focus to international merchant banking, and we have not yet engaged in any meaningful merchant banking business. Going forward, our merchant banking operations may provide innovative finance and advisory services for corporate finance transactions and capital raising. We may counsel clients on business and financing strategy and the execution of transactions that advance their strategic goals, including mergers, acquisitions, reorganizations and divestitures, and assist in structuring and raising capital. We focus on meeting the financial needs of small to mid-sized companies and other business enterprises primarily in eastern Asia. We believe that many of these clients are underserviced by the large global investment banks and financial service providers. We may specialize in advising and structuring business enterprises involved in unstructured and novel situations where a strong financial partner is needed and traditional, off-the-shelf solutions are not workable.

      Our approach and operating structure may permit us to respond more rapidly to our clients' needs than many of our larger competitors. These traits are important to small and mid-sized business enterprises, many of which do not have large internal corporate finance departments to handle their capital requirements. We develop a partnership approach to assist clients, which may permit us to develop multiple revenue sources from the same client in the future. We are currently exploring business opportunities in Asia and we do not expect to generate significant revenue from merchant banking operations in the near term.

COMPETITION

      We conduct our business in a global environment that is highly competitive and unpredictable. We encounter intense competition in all aspects of our business and compete directly with other financial services companies, brokerage firms, investment banks, merchant banks, trading houses and other investment managers. We face competition in China and eastern Asia from other banks, asset managers and a range of non-bank financial institutions and internationally from investment banks and securities dealers. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. As a result, we may become involved in transactions with more risk.

RECENT EVENTS

Sale of Needle-Free Business and Development of Diversification Strategy

      In September 2003, after seeing our executive management make little progress in developing our needle-free business or other diversification opportunities, our stockholders voted to change the board of directors and executive management. As a result, the previous executive management team was replaced by the new board of directors. The new board of directors had three principal objectives: 1) minimize operating expenses; 2) further evaluate and realize value from its existing needle-free technologies; and 3) seek new business opportunities, investments and acquisitions not necessarily in the medical device field.

      On December 8, 2003, Equidyne Systems, Inc., our wholly owned subsidiary, agreed to sell to HNS International Inc., all of its right, title and interest in and to (i) its needle-free injection device, known as INJEX(TM), and (ii) its patent protection related to INJEX, pursuant to an asset purchase agreement and a patent purchase agreement. The purchase price for the assets purchased by HNS International Inc. was $750,000.

      HNS International Inc. is owned and controlled by Jim Fukushima, who was a member of our board of directors from September 1999 to July 2003.

      In connection with the sale, Equidyne Systems, Inc. agreed not to develop, manufacture, promote, market, sell or otherwise exploit, directly or indirectly, any device similar or competitive with INJEX for a period of ten years following the execution of the asset purchase agreement. The asset purchase agreement, the amendment agreement and the patent purchase agreement between Equidyne Systems, Inc. and HNS International Inc. were attached as Exhibit 2.1, Exhibit 2.2 and
Exhibit 2.3, respectively, to our Current Report on Form 8-K filed December 19, 2003. The foregoing descriptions of these agreements are qualified in their entirety by the full text of such agreements, each of which is incorporated herein by reference.

Changes in Our Board of Directors and Executive Officers

      On September 9, 2003, Michael Smith, Roy Zanatta, Mark Steinley and Greg Elderkin were elected to our board of directors at the annual meeting of our stockholders. On September 16, 2003, we terminated Marcus R. Rowan, Mark Myers and Jeffrey Weinress, then serving as our chief executive officer, president and chief financial officer, respectively. The board of directors appointed Mr. Smith as our president, chief executive officer and chief financial officer, and Mr. Zanatta as our secretary.

      Mr. Zanatta resigned from our board of directors on November 7, 2003, and from all other offices and positions with us on November 27, 2003. On December 20, 2003, Mr. Steinley resigned from our board of directors. There were no disagreements with either Mr. Zanatta or Mr. Steinley.

      On April 20, 2004, our board of directors voted to expand the size of the board to five members and appointed Lewis Cheung, Jelena Djordjevic-Lausevic, and Mirjana Lausevic-Zdravkovic as new directors. Also on April 20, 2004, Mr. Smith resigned as a director and from all offices and positions with us. On April 26, 2004, the board of directors appointed Mr. Cheung to serve as our president, chief executive officer, chief financial officer and secretary. On May 10, 2004, Mr. Smith rejoined our board of directors.

      Subsequent to the end of our fiscal year, and reflected elsewhere in this Annual Report on Form 10-KSB, on October 4, 2004, Mr. Elderkin resigned from our board of directors and Mr. Cheung resigned as our president, chief executive officer, chief financial officer and secretary. Mr. Cheung remained a member of our board of directors. There were no disagreements with either Mr. Elderkin or Mr. Cheung. Also on October 4, 2004, the board of directors appointed Mr. Smith to serve as our president, chief executive officer, chief financial officer and secretary. On October 26, 2004, the board of directors appointed Silke Brossmann as a new director to fill the vacancy left by Mr. Elderkin's departure.

Acquisition of Cathay Merchant Group Ltd. and Change of Business

      On April 26, 2004, we consummated the acquisition of all the stock of Cathay Merchant Group Ltd., a company organized under the laws of Samoa, pursuant to a stock purchase agreement dated April 26, 2004. Cathay Merchant Group Ltd. is the immediate parent of CMG Shanghai. We paid a purchase price of $50,000 to acquire all of the stock of Cathay Merchant Group Ltd. The terms and conditions of the acquisition are set forth in the stock purchase agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed April 30, 2004. The foregoing description of the acquisition is qualified in its entirety by the full text of the stock purchase agreement, which is incorporated herein by reference.

      Concurrently with the acquisition, we announced the adoption of a new business strategy to pursue merchant banking projects in China, including but not limited to trade finance, representation of American and European companies with respect to Chinese investments, and strategic investments for our own behalf and on behalf of clients. The acquisition of Cathay Merchant Group Ltd. and CMG Shanghai was intended to capitalize on developing opportunities in China in the merchant banking industry.

MFC Credit Facility

      In order to provide a possible source of funding for the international merchant banking activities of Cathay Merchant Group Ltd. and CMG Shanghai, we entered into a five-year, $20 million credit facility with MFC Merchant Bank S.A. ("MFC Merchant Bank"). Under the terms of the credit facility, MFC Merchant Bank agreed to make available to us a revolving credit facility in the principal amount of up to $20 million at any time and from time to time until the maturity date of March 31, 2009. The maturity date may be extended for an additional six-month term at MFC Merchant Bank's option and sole discretion. Under the credit agreement, we may use all advances of the credit facility to fund (i) operating and acquisition activities and (ii) working capital and general corporate activities. The credit facility is secured by a pledge agreement and a promissory note.

      At MFC Merchant Bank's option, the credit facility is convertible into shares of our common stock. The rate of exchange for purposes of calculating the number of shares of our common stock issuable in exchange for the $20 million commitment (or a portion of the commitment) is (x) the amount of the commitment (or portion thereof) to be converted, divided by (y) the ten-day average of the closing price per share of our common stock immediately prior to the conversion. Subsequent to the end of our fiscal year, on August 24, 2004, MFC Merchant Bank converted $1,575,000 of the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. Upon approval of our stockholders (which was received subsequent to the end of the fiscal year at a stockholders' meeting held on September 16, 2004), MFC Merchant Bank has the right to convert all of the remaining $18,425,000 of the credit facility into such number of shares of our common stock as is determined by using the above-referenced formula. For consequences of this conversion, please see "Item
11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters--Change of Control" on page 13.

      The terms and conditions of the credit facility are set forth in the credit facility agreement attached as Exhibit 10.1 to our Current Report on Form 8-K filed April 30, 2004. The foregoing description of the credit facility is qualified in its entirety by the full text of the credit facility agreement, which is incorporated herein by reference.

ORGANIZATIONAL STRUCTURE

      Our significant subsidiaries, their jurisdictions of organization and our shareholdings are as follows:

                               JURISDICTION OF INCORPORATION    PERCENTAGE OWNERSHIP
     NAME OF SUBSIDIARY               OR ORGANIZATION           AS OF JULY 31, 2004
Cathay Merchant Group Ltd.                 Samoa                        100%

CMG Shanghai Ltd.                        P.R. China                     100%*

Equidyne Systems, Inc.                   California                     100%

Equidyne Holdings                      Massachusetts                    100%

Dynamic Dental Systems, Inc.              Delaware                      100%

-------------

*  Wholly owned by Cathay Merchant Group Ltd.

ITEM 2.  PROPERTY

      As of July 31, 2004, our principal executive office was located in Shanghai, P.R. China in approximately 113 square meters of leased office space, under an informal, month-to-month lease arrangement. We paid $6,400 during the fiscal year as rent under this arrangement. We believe that our facilities are adequate for our present needs.

      Prior to April 2004, we maintained an executive mailing address in office facilities provided by Logan International Corp. at 1620-400 Burrard Street, Vancouver, B.C., Canada V6C 3A6. We did not pay rent or any other fees in connection with this arrangement.

ITEM 3.  LEGAL PROCEEDINGS

      On October 22, 2003, Marcus R. Rowan, our former chief executive officer, and Mark Myers, our former president, brought claims against us in the District Court of Dallas County, Texas (the "Texas Litigation") alleging breach of contract for failure to pay back wages, severance payments, accrued but unpaid vacation and certain health and welfare benefits under the terms of their respective employment arrangements. In addition, the plaintiffs alleged defamation as it relates to their dismissal from CMG "for cause."

      On October 31, 2003, we commenced an action against our former directors, officers and/or employees James R. Gavin, Harry P. Yergey, Mr. Rowan and Mr. Myers in the Court of Chancery for the State of Delaware (the "Fiduciary Action") alleging claims for breach of fiduciary duty and breach of contract. On December 17, 2003, Mr. Rowan and Mr. Myers commenced an action against us in the Court of Chancery for the State of Delaware (the "Advancement Action") demanding advancement of attorneys' fees and costs incurred by them in defense of the Fiduciary Action. On January 29, 2004, we dismissed the claims in the Fiduciary Action against Mr. Gavin and Mr. Yergey without prejudice.

      On May 28, 2004, we entered into settlement agreements with each of Mr. Rowan, Mr. Myers, Mr. Gavin and Mr. Yergey regarding the Texas Litigation, the Fiduciary Action and the Advancement Action. Under the terms of each settlement agreement, the Company and Mr. Myers agreed to release each other for all claims either party could assert against the other party relating to any relationship such persons had with us as an employee, officer, director, indemnitee or stockholder as of May 28, 2004. The parties stipulated to dismissal of the Texas Action, the Fiduciary Action and the Advancement Action with prejudice.

      In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of July 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth fiscal quarter ended July 31, 2004.

      Subsequent to the end of our fiscal year, and reflected elsewhere in this Annual Report on Form 10-KSB, on September 16, 2004, at a special meeting of our stockholders, our stockholders approved the change of our name from Equidyne Corporation to Cathay Merchant Group, Inc. In addition, our stockholders approved increasing the number of authorized shares of the our common stock to one hundred million and approved the issuance of such number of shares of common stock to MFC Bank as may be required by the terms of our credit facility.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Sales Prices for Our Common Stock

      Our common stock has been listed on the American Stock Exchange (the "Amex") since December 15, 2000. Our common stock traded under the symbol "IJX" from December 15, 2000 to October 6, 2004, and has traded under the symbol "CMQ" since October 6, 2004. Our common stock was previously traded in the over-the-counter market on the OTC Bulletin Board under the symbol "INJX". The following table sets forth, for the periods indicated, the high and low closing prices as reported by the Amex:

                                   High      Low
                                   -----    -----
FISCAL YEAR ENDED JULY 31, 2003
First Quarter                      $0.66    $0.27
Second Quarter                     $0.50    $0.27
Third Quarter                      $0.66    $0.31
Fourth Quarter                     $0.52    $0.36

FISCAL YEAR ENDED JULY 31, 2004
First Quarter                      $0.64    $0.45
Second Quarter                     $0.71    $0.50
Third Quarter                      $0.77    $0.55
Fourth Quarter                     $0.75    $0.51

Approximate Number of Holders of Our Common Stock

      As of July 31, 2004, there were approximately 170 stockholders of record of our common stock. A substantial amount of the shares are held in "street name" for beneficial owners.

Dividends

      We have never paid or declared cash dividends on our common stock. We currently intend to use available cash from operations for use in the operation and expansion of our business or to retire debt. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

      Pursuant to the credit facility agreement with MFC Merchant Bank described in "Item 1. Recent Events--MFC Credit Facility" on page 3, MFC Merchant Bank has the right at any time and from time to time during the term of the agreement to convert the entire $20 million commitment, or any portion of the credit facility, into shares of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations and financial condition of CMG for the years ended July 31, 2004 and 2003, respectively, should be read in conjunction with our audited financial statements and related notes beginning on page F-1.

RESULTS OF OPERATIONS

Year Ended July 31, 2004 Compared to the Year Ended July 31, 2003

      Net product sales were $39,000 for the year ended July 31, 2004, compared to $82,000 in the same period in 2003. The decrease in sales through our distribution partners reflected our change in strategic focus and the effect of the cessation of most sales and marketing activities for the needle-free business. We sold all of our remaining inventories to HNS International Inc. in December 2003. As a result of our acquisition of Cathay Merchant Group Ltd. and CMG Shanghai, we refocused our business to pursue merchant banking business in Asia. We are currently exploring business opportunities in Asia and we do not expect to generate significant revenue from these operations in the near term.

      Cost of goods sold were $74,000 for the year ended July 31, 2004, compared to $155,000 in the same period in 2003.

      Selling, general and administrative expenses were $2.7 million for the year ended July 31, 2004, compared to $3.2 million in the same period in 2003.

      Research and development expenses decreased to $0 for the year ended July 31, 2004 from $273,000 in the same period in 2003 as we ceased our research and development activities for the needle-free business in February 2003.

      Based on the limited revenues related to the needle-free technologies, we determined the carrying value of the underlying patents was impaired and reduced it by $966,000 for the year ended July 31, 2003. No such charge was made in the year ended July 31, 2004.

      Gains on the sale of patents, property and equipment were $212,000 for the year ended July 31, 2004, compared to $8,000 in the same period in 2003.

      Our income tax benefit for the year ended July 31, 2003 was $1,063,000. The prior tax benefit was based on our ability to carry back the operating losses incurred to recapture a portion of the taxes paid in fiscal year 2001. We recorded no income tax benefits in the current year.

      We reported a net loss of $2.6 million, or $0.16 per share of common stock, for the year ended July 31, 2004, compared to $3.3 million, or $0.22 per share of common stock, in the same period in 2003.

Liquidity and Capital Resources

      We have cash and cash equivalents of $9.9 million as of July 31, 2004, compared to $9.5 million as of July 31, 2003.

      We entered into a five-year $20 million revolving credit facility with MFC Merchant Bank which matures in March 2009.

      In order to complete the proposed business plan for the international merchant banking activities, we believe that additional capital will be required. We are considering a number of financing alternatives.

      We are also seeking investments in or acquisitions of companies, technologies or products. The is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

Operating Activities

      Operating activities used cash of $0.2 million for the year ended July 31, 2004, compared to $3.6 million in the same period in 2003. Decrease in refundable income taxes provided cash of $2.8 million for the year ended July 31, 2004, compared to an increase of the same using cash of $3.0 million in the same period in 2003.

Financing Activities

      Financing activities used cash of $0.2 million for the year ended July 31, 2004, compared to $0 in the same period in 2003.

Investing Activities

      Investing activities provided cash of $0.7 million in the year ended July 31, 2004, compared to $6,000 in the same period in 2003, primarily due to sales of patents, property and equipment.

ITEM 7.  FINANCIAL STATEMENTS

      Please refer to our consolidated financial statements beginning on page
F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A Current Report on Form 8-K was filed November 20, 2003, reporting a change in accounting firms

      On November 19, 2003, our audit committee, at the time a committee of the whole board of directors, determined that our independent auditor, KBA Group LLP ("KBA"), would be replaced by Peterson Sullivan PLLC ("Peterson Sullivan") as the independent auditor for the fiscal year ending July 31, 2004, beginning with the quarter ended October 31, 2003. KBA was notified of this decision on November 19, 2003. The reports issued by KBA on the financial statements for our past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended July 31, 2003 and 2002 and through the date of KBA's termination, there were no disagreements with KBA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KBA, would have caused KBA to make reference to the matter in their report on the financial statements for such year or such interim periods. None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K have occurred during the fiscal years ended July 31, 2003 and 2002 or through the date of KBA's termination.

      We requested that KBA furnish a letter addressed to the Commission stating whether or not it agreed with the above statements. A copy of such letter, dated November 20, 2003, was attached as Exhibit 16.1 to our Current on Form 8-K filed November 20, 2003, and is incorporated herein by reference.

      During the fiscal years ended July 31, 2004 and 2003, neither we nor anyone acting on our behalf consulted Peterson Sullivan regarding (1) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or (2) any matter that was either the subject of a disagreement with KBA on accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of KBA, would have caused KBA to make reference to the matter in their report, or a "reportable event" as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

ITEM 8B.  OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The following sets forth information about each current member of our board of directors and each of our current executive officers as of October 26, 2004:

            NAME              AGE                          POSITION
Michael Smith                 56     Chairman of the Board of Directors, President, Chief
                                     Executive Officer, Chief Financial Officer, Secretary
Lewis Cheung                  51     Director
Jelena Djordjevic-Lausevic    60     Director
Mirjana Lausevic-Zdravkovic   38     Director
Silke Brossmann               36     Director

      The terms of our directors will expire at the next annual meeting of our stockholders. Our executive officers are elected by, and hold office at the will of, the board of directors.

      Michael Smith. Mr. Smith has been a member of our board of directors since May 10, 2004, and has been our president, chief executive officer, chief financial officer, secretary and chairman of our board of directors since October 6, 2004. Mr. Smith previously served as a member of our board of directors from September 9, 2003 to April 20, 2004, and as our president, chief executive officer, chief financial officer and secretary from September 16, 2003 to April 20, 2004. Mr. Smith is the president, chief executive officer and a director of MFC Bancorp Ltd. ("MFC"), a publicly traded financial services company listed on the Nasdaq National Market. Mr. Smith is also president, chief financial officer and a director of Trimaine Holdings, Inc., a publicly traded financial services company listed on the OTC Bulletin Board and a majority-owned subsidiary of MFC. MFC beneficially holds 3,738,044 shares, or approximately 19.9%, of the our common stock through a wholly owned subsidiary. MFC is the parent company of MFC Merchant Bank.

      Lewis Cheung. Mr. Cheung has been a member of our board of directors since April 20, 2004, and served as our president, chief executive officer, chief financial officer and secretary from April 26, 2004 to October 4, 2004. Mr. Cheung is currently an independent consultant. Previously, Mr. Cheung served as chief financial officer of Med Net International Ltd., a healthcare provider in China, from 2002 to 2004. From 1988 to 2002, Mr. Cheung held various management positions in the Hong Kong, Taiwan and China offices of Standard Chartered Bank.

      Jelena Djordjevic-Lausevic. Ms. Djordjevic-Lausevic has been a member of our board of directors since April 20, 2004. Ms. Djordjevic-Lausevic is currently the general manager of the Bureau of Urban Planning and Municipal Activities of Serbia, a state-owned company. The Bureau of Urban Planning was recently employed by the Government of Serbia and Montenegro to perform urban planning in southern Serbia. Ms. Djordjevic-Lausevic is the mother of Mirjana Lausevic-Zdravkovic, a member of our board of directors.

      Mirjana Lausevic-Zdravkovic. Ms. Lausevic-Zdravkovic has been a member of our board of directors since April 20, 2004. Since 1997, Ms. Lausevic-Zdravkovic has served as marketing manager of Garden Center, a representative company of Blumex BV, a Dutch importer/exporter of flowers and plants. Ms. Lausevic-Zdravkovic was responsible for organizing Garden Center's marketing campaign and strategy and promoting the company throughout Serbia and Montenegro. Ms. Lausevic-Zdravkovic has a bachelor's degree in forestry from University of Belgrade. Ms. Lausevic-Zdravkovic is the daughter of Jelena Djordjevic-Lausevic, a member of our board of directors.

      Silke Brossmann. Ms. Brossmann has been a member of our board of directors since October 26, 2004. Ms. Brossmann has been a director of MFC Bancorp Ltd. since 2003, and a director of Blue Earth Refineries Inc.

since 2004. She was the head of investor relations with Prokurist and head of central administration of Koidl & Cie. Holding AG from 1999 to 2002. Ms. Brossmann has been an independent management consultant since 2002.

AUDIT COMMITTEE

      We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of October 26, 2004, the members of the audit committee are Jelena Djordjevic-Lausevic, Mirjana Lausevic-Zdravkovic and Silke Brossmann. Our board of directors has determined that Ms. Brossmann is an audit committee financial expert (as such term is defined in Item 401(e)(2) of Regulation S-B) and is independent (as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our directors and executive officers, and stockholders who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended July 31, 2004, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except Initial Statements of Beneficial Ownership of Securities on Form 3 that were not timely filed upon the appointment of Lewis Cheung, Jelena Djordjevic-Lausevic and Mirjana Lausevic-Zdravkovic as directors in April 2004. These omissions have been, or shortly will be, corrected by filing a Form 3 for each of these individuals in October 2004. Mr. Cheung, Ms. Djordjevic-Lausevic and Ms. Lausevic-Zdravkovic do not hold any shares of our common stock.

CODE OF ETHICS

      In June 2003, our board of directors adopted a code of ethics that applies to our directors and managing officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, and is incorporated herein by reference. We did not amend or waive any provisions of the code of ethics during the fiscal year ended July 31, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation for the fiscal year ended July 31, 2004 for Marcus R. Rowan, who served as our chief executive officer until September 16, 2003, Michael Smith, who served as our president, chief executive officer, chief financial officer and secretary from September 16, 2003 to April 20, 2004, and Lewis Cheung, who was serving as our president, chief executive officer, chief financial officer and secretary as of July 31, 2004, the end of our fiscal year. As of July 31, 2004, we had no other executive officers. The table also sets forth information concerning the compensation for the fiscal year ended July 31, 2004 for Jeffery B. Weinress, for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of the fiscal year.

                                                              ANNUAL COMPENSATION      LONG-TERM COMPENSATION
                                                            ------------------------   -----------------------
                                                                            OTHER
                                                                           ANNUAL      RESTRICTED    SECURITIES    ALL OTHER
                                      FISCAL                            COMPENSATION      STOCK      UNDERLYING   COMPENSATION
    NAME AND PRINCIPAL POSITION        YEAR    SALARY ($)   BONUS ($)        ($)        AWARD ($)   OPTIONS (#)       ($)
-----------------------------------   ------   ----------   ---------   ------------   ----------   -----------   ------------
Marcus R. Rowan                       2004       32,062           -              -         -                -      88,612 (2)
Chief Executive Officer (1)           2003      256,425      99,026        124,000         -          450,000           -
                                      2002      144,231      66,667         12,000         -          750,000           -

Michael Smith                         2004            -           -              -         -                -           -
President, Chief Executive Officer,
Chief Financial Officer and
Secretary (3)

Lewis Cheung                          2004       40,032           -              -         -                -           -
President, Chief Executive Officer,
Chief Financial Officer and
Secretary

Jeffrey B. Weinress                   2004       48,399          -            -            -                -      65,625 (5)
Chief Financial Officer (4)           2003      174,144      5,000            -            -           75,000           -
                                      2002      153,577      5,000            -            -          125,000           -

-----------

(1)   Mr. Rowan was terminated in September 2003.

(2) Consists of amounts paid as part of a settlement agreement related to Mr. Rowan's termination.

(3)   Mr. Smith resigned all positions in April 2004.

(4)   Mr. Weinress was terminated in September 2003.

(5) Consists of amounts paid in connection with Mr. Weinress' severance arrangement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

      The following table sets forth information with respect to the beneficial ownership of our common stock as of October 26, 2004 by:

      - each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock;

      -     each of our directors;

      -     each of our director nominees;

      -     each of our executive officers; and

      -     all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after October 6, 2004. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed
Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, Cathay Merchant Group, Inc., 3604 Tower 1, Kerry Everbright City, 218 Tian Mu Road West, Shanghai, P.R. China 200070.

                                                                    AMOUNT AND NATURE OF    PERCENTAGE OF
                                                                  BENEFICIAL OWNERSHIP OF  CLASS OF COMMON
       NAME OF BENEFICIAL OWNER                  STATUS                  STOCK (1)           SHARES OWNED
Sutton Park International Limited              Stockholder           3,738,044 (2) (5)         19.9%

Lloyd I. Miller, III                           Stockholder           1,351,800 (3)              7.2%

Michael Smith                               President, Chief
                                        Executive Officer, Chief
                                           Financial Officer,
                                         Secretary and Director      3,738,044 (4) (5)         19.9%

Lewis Cheung                                     Director                    0                    0%

Jelena Djordjevic-Lausevic                       Director                    0                    0%

Mirjana Lausevic-Zdravkovic                      Director                    0                    0%

Silke Brossmann                                  Director                    0                    0%

All directors and officers of the
Corporation as a group including those
named above (five persons)                                           3,738,044                 19.9%

(1) Based on 18,796,829 shares of our common stock outstanding on October 6, 2004.

(2) Sutton Park International Limited is a wholly owned subsidiary of MFC. Shares held by Sutton Park International Limited may be deemed to be owned beneficially by MFC, as well as by MFC Merchant Bank, a wholly owned subsidiary of MFC.

(3) Includes (a) 828,900 shares of our common stock held with shared dispositive and voting power as (i) advisor to the trustee of certain family trusts, (ii) an investment advisor to Mr. Miller's ex-wives and
      (iii) an investment advisor to the custodian of certain accounts established under the Florida Uniform Gift to Minors Act and (b) 522,900 shares of our common stock held with sole voting and dispositive power as
      (i) the manager of a limited liability company that is the general partner of certain limited partnerships, (ii) the trustee for certain generation skipping trusts, (iii) the custodian of a certain account established under the Florida Uniform Gift to Minors Act and (iv) an individual.

(4) Includes 3,738,044 shares of common stock registered in the name of Sutton Park International Limited, a wholly owned subsidiary of MFC. Michael Smith is the chief executive officer and a director of MFC.

(5) Pursuant to our credit facility, and with the approval of our stockholders, MFC Merchant Bank has the right presently to convert the remaining available amounts under our credit facility into shares of our common stock. These conversion shares are not included on this beneficial ownership table. See "--Change of Control" below.

Change of Control

      When MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of CMG. Based on our ten-day average of the closing price of our common stock as of and including October 6, 2004 of $0.45, the remainder of the equity line of credit may be converted in its entirety into 40,944,444 shares of our common stock, or 68.5% of our outstanding stock as of such date. As a result, MFC Merchant Bank and its parent, MFC, its subsidiaries and affiliates would be the beneficial owner, in the aggregate, of 44,682,488 shares of our common stock, or 74.8% of our outstanding common stock as of such date.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes information about our equity compensation plans and individual conversion rights as of July 31, 2004. All outstanding awards relate to options or rights to purchase our common stock and stock awards.

                                                                                 NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE FOR
                                                                                 FUTURE ISSUANCE UNDER
                               NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                               BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       PLANS (EXCLUDING
                               OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS      WARRANTS AND RIGHTS         COLUMN (a))
       PLAN CATEGORY                     (a)                      (b)                     (c)
----------------------------   -----------------------   --------------------   -----------------------
Equity compensation plans
approved by security holders            576,141                  $0.87                 1,147,000

Equity compensation plans
not approved by security
holders (1) (2) (3)                   3,965,000                  $0.68                34,585,849

TOTAL                                 4,541,141                  $0.71                35,732,849

-----------------------

(1) As of July 31, 2004, the end of our fiscal year, MFC Merchant Bank had the immediate right to convert a portion of our credit facility into such number of shares of our common stock that would cause it to own or control up to 19.9% of our common stock. On July 31, 2004, based on our ten-day average of the closing price per share of our common stock as of and including such date of $0.53, MFC Merchant Bank could convert $1,669,500 of the credit facility into 3,150,000 shares of our common stock, based on 15,634,829 shares of our common stock outstanding as of such date. As of July 31, 2004, subject to the approval of our stockholders (which was received subsequent to the end of the fiscal year at a stockholders' meeting held on September 16, 2004), MFC Merchant Bank had the right to convert all of the remaining $18,330,500 of the credit facility into 34,585,849 shares of our common stock based on the exercise price as of July 31, 2004 of $0.53 per share. Please see Note 1 to our consolidated financial statements beginning on page F-1 for a description of this arrangement. Such description is qualified in its entirety by the full text of the credit facility agreement attached as Exhibit 10.1 to our Current Report on Form 8-K filed April 30, 2004, and which is incorporated herein by reference.

(2) Includes outstanding warrants to purchase 20,000 shares of our common stock. Please see Note 3 to our consolidated financial statements beginning on page F-1 for a description of these warrants.

(3) Includes options to purchase 795,000 shares of our common stock under stock option agreements approved by our board of directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MFC

      In January 2004, we entered into a financial advisory agreement with MFC Merchant Bank to obtain certain financial advisory services related to our potential sale and/or purchase of assets for and of CMG, and to pay for operating expenses and provide personnel and advisors to CMG. Such services include advice on the pre-sale and/or pre-purchase planning process, identification and contract of suitable purchasers and/or targets, preparation and dissemination of information to potential purchasers and/or targets, negotiation of sales and/or purchase pricing and terms, arrangement of appropriate legal representation, and coordination of the sale and/or purchase process. We agree to pay to MFC Merchant Bank a success fee equal to (i) 5% of the total consideration paid in connection with an asset purchase or sale valued at $10,000,000 or less, and (ii) 7% of the total consideration paid in connection with an asset purchase or sale valued at greater than $10,000,000. We also agree to pay to MFC Merchant Bank a monthly retainer to $75,000. The initial term of the advisory agreement is 12 months. Following this initial term, the agreement continues indefinitely until terminated by either party upon four-months' prior notice. Neither party is deemed to be an agent, employee or representative of the other, nor does this advisory agreement establish a joint venture, partnership or other relationship whereby one party may be liable for the debts or obligations of the other. The terms and conditions of this agreement are set forth in the financial advisory agreement attached as Exhibit
10.1 to this Annual Report on Form 10-KSB. The foregoing description is qualified in its entirety by the full text of the financial advisory agreement, which is incorporated herein by reference.

      In April 2004, we entered into a credit agreement with MFC Merchant Bank in order to provide us with a source of funding for the international merchant banking activities of our operating subsidiary, CMG Shanghai Ltd., as well as for other general corporate purposes. Under the terms of the credit agreement, MFC Merchant Bank is entitled to convert all available amounts under the credit facility into shares of our common stock. A copy of the credit agreement was attached as Exhibit 10.1 to our Current Report on Form 8-K filed April 30, 2004, and is incorporated herein by reference. MFC Merchant Bank may be deemed to own beneficially 3,738,044, or 19.9%, shares of common stock outstanding as of October 6, 2004. Such shares are registered in the name of Sutton Park International Limited, a wholly owned subsidiary of MFC Merchant Bank's parent, MFC. Michael Smith, a member of our board of directors and our president and chief executive officer, is the chief executive office of MFC.

      When MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of CMG. Based on our ten-day average of the closing price of our common stock as of and including October 6, 2004 of $0.45, the remainder of the equity line of credit may be converted in its entirety into 40,944,444 shares of our common stock, or 68.5% of our outstanding stock as of such date. As a result, MFC, its subsidiaries and its affiliates would be the beneficial owner, in the aggregate, of 44,682,488 shares of our common stock, or 74.8% of our outstanding common stock as of such date.

HNS International Inc.

      In December 2003, Equidyne Systems, Inc., our wholly owned subsidiary, agreed to sell to HNS International Inc. all of its right, title and interest in and to (i) its needle-free injection device, known as INJEX(TM), and (ii) its patent protection related to INJEX, pursuant to an asset purchase agreement and a patent purchase agreement. The purchase price for the assets purchased by HNS was $750,000. HNS International Inc. is owned and controlled by Jim Fukushima, who was a member of our board of directors from September 1999 to July 2003.

ITEM 13.  EXHIBITS

2.1 Asset Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc. (incorporated by reference to
         Exhibit 2.1 to the Issuer's Current Report on Form 8-K filed December 19, 2003)

2.2 Amendment Agreement dated December 12, 2003, between Equidyne Systems, Inc. and HNS International Inc. (incorporated by reference to Exhibit
         2.2 to the Issuer's Current Report on Form 8-K filed December 19, 2003)

2.3 Patent Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc. (incorporated by reference to
         Exhibit 2.3 to the Issuer's Current Report on Form 8-K filed December 19, 2003)

2.4 Stock Purchase Agreement dated as of April 26, 2004, between Raj Kumar and the Issuer (incorporated by reference to Exhibit 2.1 to the Issuer's Current Report on Form 8-K filed April 30, 2004).

3.1.1 Certificate of Incorporation of the Issuer, filed with the Secretary of State of Delaware on January 28, 1977; as amended by the Certificate of Amendment to Certificate of Incorporation of the Issuer filed with the Secretary of State of the State of Delaware on March 12, 1981 (incorporated by reference to the Restated Certificate of Incorporation attached as Exhibit 3(a)(1) to the Issuer's Registration Statement on Form S-1, File No. 2-71775, filed April 13, 1981).

3.1.2 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on January 27, 1987 (incorporated by reference to Exhibit 3(a)(2) to the Issuer's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31,
         1987).

3.1.3 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on October 9, 1990 (incorporated by reference to Exhibit 3(a)(3) to the Issuer's Annual Report on Form 10-K for the fiscal year ended July 28, 1990).

3.1.4 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on November 7, 1996 (incorporated by reference to Exhibit 3.1.4 to the Issuer's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997).

3.1.5 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on May 4, 1998 (incorporated by reference to Exhibit 2.1 to the Issuer's Current Report on Form 8-K filed June 5, 1998).

3.1.6 Certificate of Designations of Series A Convertible Preferred Stock of the Issuer, filed with the Secretary of State of the State of Delaware on May 5, 1998 (incorporated by reference to Exhibit 2.2 to the Issuer's Current Report on Form 8-K filed June 5, 1998).

3.1.7 Certificate of Designations for Series B 5% Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 3, 1999 (incorporated by reference to Exhibit 3.1 to the Issuer's Current Report on Form 8-K filed February 9, 1999).

3.1.8 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on January 5, 2000 (incorporated by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed January 10, 2000).

3.1.9 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on October 6, 2004 (incorporated by reference to Exhibit 3.1.9 to the Issuer's Current Report on Form 8-K filed October 7, 2004).

3.2 Amended Bylaws of the Issuer (incorporated by reference to Exhibit 99.2 to the Issuer's Current Report on Form 8-K filed May 17, 2000).

4.1 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Issuer's Definitive Proxy Statement on Schedule 14A filed September 12,
         1996).

4.2 Rights Agreement dated as of January 22, 2001, between the Issuer and American Stock Transfer & Trust Company (incorporated by reference to
         Exhibit 4.1 to the Issuer's Current Report on Form 8-K filed February 15, 2001).

4.3 2002 Long Term Incentive and Share Award Plan (incorporated by reference to Appendix B to the Issuer's Definitive Proxy Statement on
         Schedule 14A filed May 2, 2002).

10.1* Financial Advisory Agreement dated January 1, 2004, between the Issuer and MFC Merchant Bank S.A.

10.2 Credit Facility Agreement dated as of April 26, 2004, between MFC Merchant Bank S.A. and the Issuer (incorporated by reference to Exhibit
         10.1 to the Issuer's Current Report on Form 8-K filed April 30, 2004).

14.1 Code of Ethics for Principal Executive Officers and Senior Financial Officers (incorporated by reference to Exhibit 14 to the Issuer's Annual Report of Form 10-KSB for the fiscal year ended July 31, 2003).

16.1 Letter to the Securities and Exchange Commission from KBA Group LLP (incorporated by reference to Exhibit 16.1 to the Issuer's Current Report on Form 8-K filed November 20, 2003).

23.1*    Consent of Peterson Sullivan PLLC, Independent Auditors

23.2*    Consent of KBA Group LLP, Independent Registered Public Accounting Firm

31.1* Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------
* Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      Our board of directors appointed Peterson Sullivan as independent auditors to audit our financial statements for the fiscal year ended July 31, 2004. The aggregate fees billed by Peterson Sullivan for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB were $18,680. We did not pay any audit fees to KBA, our former independent auditor, in the fiscal year ended July 31, 2004.

Audit Related Fees

      For the fiscal year ended July 31, 2004, the aggregate fees billed for assurance and related services by Peterson Sullivan relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $0. We did not pay any audit related fees to KBA, our former independent auditor, in the fiscal year ended July 31, 2004.

Tax Fees

      For the fiscal year ended July 31, 2004, the aggregate fees billed for tax compliance, tax advice and tax planning on United States matters by Peterson Sullivan were $5,623. For the same period, the aggregate fees billed for tax compliance, tax advice and tax planning on United States matters by KBA, our former independent auditor, were $2,400.

All Other Fees

      For the fiscal year ended July 31, 2004, the aggregate fees billed by Peterson Sullivan for other non-audit professional services, other than those services listed above, totaled $0. For the same period, the aggregate fees billed by KBA, our former independent auditor, for other non-audit professional services, other than those services listed above, totaled $1,000.

      Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Peterson Sullivan is engaged by us or our subsidiaries to render any auditing or permitted non-audit related services, the engagement be:

      -     approved by our audit committee; or

      - entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

      The audit committee pre-approves all service provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees rendered by Peterson Sullivan and KBA were reviewed and approved by the audit committee either before or after the respective services were rendered.

      The audit committee has considered the nature and amount of the fees billed by Peterson Sullivan and KBA Group LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Peterson Sullivan and KBA.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2004

                                        CATHAY MERCHANT GROUP, INC.

                                        By: /s/ Michael Smith
                                           --------------------------------
                                           Michael Smith
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                             Title                        Date
---------------------------------   ------------------------------------   ----------------
/s/ Michael Smith                    President, Chief Executive Officer,   October 28, 2004
---------------------------------   Chief Financial Officer and Director
Michael Smith                        (principal executive, financial and
                                             accounting officer)

/s/ Lewis Cheung                                  Director                 October 28, 2004
---------------------------------
Lewis Cheung

/s/ Jelena Djordjevic-Lausevic                    Director                 October 28, 2004
---------------------------------
Jelena Djordjevic-Lausevic

/s/ Mirjana Lausevic-Zdravkovic                   Director                 October 28, 2004
---------------------------------
Mirjana Lausevic-Zdravkovic

/s/ Silke Brossmann                               Director                 October 28, 2004
---------------------------------
Silke Brossmann

                           CATHAY MERCHANT GROUP, INC.

                          CONSOLIDATED FINANCIAL REPORT

                             July 31, 2004 and 2003

                      INDEX TO AUDITED FINANCIAL STATEMENTS

                                                                                    Page
                                                                                    ----
Report of Peterson Sullican PLLC                                                    F-2

Report of KBA Group LLP                                                             F-3

Consolidated Balance Sheet as of July 31, 2004                                      F-4

Consolidated Statements of Operations for the Years Ended July 31, 2004 and 2003    F-5

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
     July 31, 2004 and 2003                                                         F-6

Consolidated Statements of Cash Flows for the Years Ended July 31, 2004 and 2003    F-7

Notes to Consolidated Financial Statements                                          F-8

PETERSON SULLIVAN PLLC

601 UNION STREET  SUITE 2300  SEATTLE WA 98101 (206) 382-7777  FAX 382-7700
                                           CERTIFIED  PUBLIC  ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Cathay Merchant Group, Inc.

We have audited the accompanying consolidated balance sheet of Cathay Merchant Group, Inc. (formerly Equidyne Corporation) and Subsidiaries as of July 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay Merchant Group, Inc. and Subsidiaries as of July 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Peterson Sullivan PLLC
Seattle, Washington
September 18, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cathay Merchant Group, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Cathay Merchant Group, Inc. (formerly Equidyne Corporation) and Subsidiaries for the year ended July 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cathay Merchant Group, Inc. and Subsidiaries for the year ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP
Dallas, Texas
August 13, 2003

                  CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY EQUIDYNE CORPORATION)

                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2004
                                 (In Thousands)

                                                                           2004
                                                                         --------
                                 ASSETS

Current Assets
      Cash and cash equivalents                                          $  9,879
      Refundable income taxes                                               3,611
      Prepaid expenses and other                                              172
                                                                         --------

               Total current assets                                        13,662

Deferred credit facility costs                                                380
                                                                         --------
               Total assets                                              $ 14,042
                                                                         ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                   $    381
      Accrued expenses                                                        624
      Accrued income taxes                                                  2,436
                                                                         --------

               Total current liabilities                                    3,441

Stockholders' Equity
      Preferred stock - $0.01 par value; authorized - 1,000,000 shares;
         issued and outstanding - none                                          -
      Common stock, $0.10 par value; authorized - 35,000,000 shares;
         issued and outstanding - 17,131,929                                1,713
Additional paid-in capital                                                 26,745
Accumulated deficit                                                       (12,544)
Treasury stock, at cost (1,497,100 shares)                                 (5,313)
                                                                         --------

               Total stockholders' equity                                  10,601

                                                                         --------
               Total liabilities and stockholders' equity                $ 14,042
                                                                         ========

                 See Notes to Consolidated Financial Statements

                  CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY EQUIDYNE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended July 31, 2004 and 2003
                      (In Thousands, Except Loss Per Share)

                                                                 2004       2003
                                                               --------   --------
Product sales, net                                             $     39   $     82
Cost of goods sold                                                   74        155
                                                               --------   --------

                                                                    (35)       (73)

Selling, general and administrative expenses                      2,719      3,226
Research and development                                              -        273
Asset impairment                                                      -        966
                                                               --------   --------

               Total operating expenses                           2,719      4,465
                                                               --------   --------
Operating loss                                                   (2,754)    (4,538)

Other income (expense)
      Interest and financing charges, net                           (30)       140
      Gain on sale of patents, property, and equipment              212          8
      Miscellaneous                                                  17          -
                                                               --------   --------

                                                                    199        148
                                                               --------   --------
Loss before income tax benefit                                   (2,555)    (4,390)

Income tax benefit                                                    -      1,063
                                                               --------   --------
Net loss                                                       $ (2,555)  $ (3,327)
                                                               ========   ========

Weighted average common shares outstanding, basic and diluted    15,535     14,985
                                                               ========   ========

Loss per common share, basic and diluted                       $  (0.16)  $  (0.22)
                                                               ========   ========

                 See Notes to Consolidated Financial Statements

                  CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY EQUIDYNE CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Years Ended July 31, 2004 and 2003
                                 (In Thousands)

                               Common stock                                  Treasury Stock
                            ------------------                              -----------------
                                                 Additional                                       Total
                                                  Paid-in     Accumulated                       Stockholders'
                            Shares   Par Value    Capital       Deficit     Shares    Cost        Equity
                            ------   ---------   ----------   -----------   ------   --------   -------------
Balance at July 31, 2002    16,482    $1,648      $26,593      $ (6,662)     1,497   $(5,313)    $ 16,266
Exercise of stock options
      (792 shares)               1         -            -             -          -         -            -
Net loss                         -         -            -        (3,327)         -         -       (3,327)
                            ------    ------      -------      --------      -----   -------     --------
Balance at July 31, 2003    16,483     1,648       26,593        (9,989)     1,497    (5,313)      12,939
Exercise of stock options
      (649,234 shares)         649        65          152             -          -         -          217
Net loss                         -         -            -        (2,555)         -         -       (2,555)
                            ------    ------      -------      --------      -----   -------     --------
Balance at July 31, 2004    17,132    $1,713      $26,745      $(12,544)     1,497   $(5,313)    $ 10,601
                            ======    ======      =======      ========      =====   =======     ========

                 See Notes to Consolidated Financial Statements

                  CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY EQUIDYNE CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended July 31, 2004 and 2003
                                 (In Thousands)

                                                                   2004        2003
                                                                  -------    --------
Operating activities
      Net loss                                                    $(2,555)   $ (3,327)
      Adjustments to reconcile net loss to net cash
         used in operating activities
         Bad debt expense                                               -          15
         Depreciation and amortization                                 55         241
         Gain on sale of patents, property and equipment             (212)         (8)
         Asset impairment                                               -         966
         Deferred income tax benefit                                    -       1,921
         Changes in operating assets and liabilities
            Accounts receivable                                         7          30
            Refundable income taxes                                 2,830      (2,995)
            Inventories                                                66         168
            Prepaid expenses and other current assets                (108)         46
            Deferred costs                                             10          10
            Accounts payable                                          (69)        116
            Accrued income taxes                                      105        (281)
            Accrued expenses                                         (289)       (469)
            Deferred revenue                                          (12)        (14)
                                                                  -------    --------
               Net cash used in operating activities                 (172)     (3,581)

Investing activities
      Proceeds on sale of patents, property and equipment             725           8
      Purchase of property and equipment                               (8)         (2)
                                                                  -------    --------
               Net cash provided by investing activities              717           6

Financing activities
      Deferred credit facility costs                                 (400)          -
      Cash received for exercise of stock options                     217           -
                                                                  -------    --------

               Net cash used in financing activities                 (183)          -
                                                                  -------    --------
Change in cash and cash equivalents                                   362      (3,575)

Cash and cash equivalents, beginning of year                        9,517      13,092
                                                                  -------    --------
Cash and cash equivalents, end of year                            $ 9,879    $  9,517
                                                                  =======    ========
Supplemental cash flow information
      Interest paid                                               $     -    $      -
      Income taxes paid                                           $     -    $    293

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The notes to these consolidated financial statements are presented in United States Dollars. With the exception of per share amounts, amounts are presented in thousands.

BUSINESS DESCRIPTION/RELATED PARTY TRANSACTIONS

Cathay Merchant Group, Inc. (formerly Equidyne Corporation) (the "Company") is a holding company which has invested in various medical device companies and technologies. From 1999 until 2004, the Company had principally focused on the development of patented, needle-free drug delivery systems.

In 2002, the Company's executive management evaluated the Company's technologies, markets, and production capabilities and concluded that a change in the strategic focus of the Company was necessary as the Company's production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. Presently, the Company is in the process of evaluating strategic alternatives both within and outside of the medical products industry. In this regard, during fiscal year 2004, the Company sold its needle-free technologies for $725 and its remaining inventory for $25, both in cash. The company that purchased the needle-free technologies and inventory is owned by a former member of the Company's board of directors. Further, the Company acquired all the stock of Cathay Merchant Group Limited ("CMG"), a company organized under the laws of Samoa to pursue merchant banking projects in Asia, including but not limited to, trade finance, representation of American and European companies with respect to Chinese investments, and strategic investments for its own behalf and on behalf of clients. This purchase was not deemed material to the consolidated financial statements.

In order to provide a source of funding for CMG's merchant banking activities, the Company entered into a five-year $20 million Revolving Credit Facility (the "Facility") with MFC Merchant Bank, S.A. ("MFC Bank") which matures in March 2009. The Company has a common director with MFC Bank's parent company. The interest rate on all outstanding amounts under the Facility is the one-month London Inter-Bank Offered Rate plus 3.5%. Additionally, the Company is required to pay an unused Facility fee of 0.75% per year on the daily average of the unused amount of the commitment during the term. The amount for the year ended July 31, 2004, was $38. The Company also agreed to pay MFC Bank an arrangement fee of $400. This amount was paid in full during the year ended July 31, 2004. The Facility is secured by receivables and any current or future property assets. The Company may need additional funding in the future depending on the ultimate scope of the merchant banking activities. During the year ended July 31, 2004, the Company deposited its cash and cash equivalents with MFC Bank. Interest income on the deposit was $12. The Company also has a management agreement with MFC Bank whereby the Company pays $75 per month as a management fee. The expense recognized in these consolidated financial statements was $600 for the year ended July 31, 2004. This amount was paid in full on a monthly basis.

Under the term of the Facility, MFC Bank may convert all amounts borrowed into shares of the Company's common stock at a price equal to the ten-day trailing average of the closing price per share of the Company's common stock immediately prior to conversion, subject to any regulation imposed by an exchange where the Company's shares are listed. As of July 31, 2004, the maximum number of shares into which the Facility could be converted was equal to 19.9% of the Company's outstanding stock at the time of such conversion unless the Company obtained stockholder approval for shares in excess of this. Subsequent to year end, the Company obtained stockholder approval to allow MFC Bank to exceed this restriction at a special meeting of the Company's stockholders described in Note
6. The Company reserved sufficient shares of common stock for this potential conversion. Subsequent to July 31, 2004, the Company borrowed $1,575 under the Facility. On August 24, 2004, MFC Bank converted $1,575 into 3,150 shares of the Company's common stock.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Cash balances are in excess of insured limits.

PROPERTY AND EQUIPMENT

All property and equipment was sold during the year ended July 31, 2004, for a loss of $13. Depreciation expense for the years ended July 31, 2004 and 2003, totaled $13 and $85, respectively, using the straight-line method.

PATENTS

Prior to their sale in 2004, patents were amortized on a straight-line basis over 15 years. Amortization expense for the years ended July 31, 2004 and 2003, was $22 and $156, respectively.

Further, in 2003, the Company evaluated the carrying value of its patents in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144. Based on limited revenues related to the needle-free technologies, management determined the carrying value of the underlying patents were impaired. Based on an independent appraisal, the patent carrying value was reduced by $966. This amount is shown in the 2003 consolidated statement of operations as an "asset impairment" charge. All patents held by the Company were sold during the year ended July 31, 2004, for a gain of $225.

DEFERRED CREDIT FACILITY COSTS

As noted above, the Company paid MFC Bank $400 as a credit facility arrangement fee which is being amortized over the life of the Facility. Accumulated amortization and expense amounted to $20 for the year ended July 31, 2004.

REVENUE RECOGNITION

In prior years, the Company's products were sold subject to rights of return which resulted in the deferral in recognizing revenue until the right to return expired. There was no deferred revenue at July 31, 2004.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive potential common shares, if any, which consist principally of stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the years ended July 31, 2004 and 2003, respectively, due to their anti-dilutive effect.

STOCK-BASED COMPENSATION

The Company accounts for options and other stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. This is referred to as the intrinsic value method. No stock-based employee compensation expense is reflected in these consolidated financial statements because all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The Company, at its option, could elect to follow the fair value method (as described in SFAS No. 123, "Accounting for Stock-Based Compensation") rather than the intrinsic value method. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method of SFAS No. 123 to stock-based employee compensation.

                                                                   2004       2003
                                                                  -------    -------
Net loss as reported                                              $(2,555)   $(3,327)
Deduct:  Stock-based compensation expense determined under fair
    value based method                                               (507)      (397)
                                                                  -------    -------

Pro forma net loss                                                $(3,062)   $(3,724)
                                                                  =======    =======

Net loss per share - basic and diluted - as reported              $ (0.16)   $ (0.22)
                                                                  =======    =======

Net loss per share - basic and diluted - pro forma                $ (0.20)   $ (0.25)
                                                                  =======    =======

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model. For the periods presented in these consolidated financial statements, options were only issued during the year ended July 31, 2003. The following assumptions were used to value the 2003 options:

Expected life (years)       3
Interest rate               4.0 %
Volatility                  1.04
Dividend yield              0.0 %

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of its stock options.

Compensation cost for stock options and warrants to purchase stock granted to non-employees is measured using a fair value model at the date of grant multiplied by the number of options granted.

INCOME TAXES

The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be receivable against future taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 149 amends existing standards on derivatives (effective for derivatives entered into or modified after June 30, 2003). SFAS No. 150 gives guidance on the accounting for certain financial instruments with characteristics of both liabilities and equity (effective for financial instruments entered into after May 31, 2003). Financial Accounting Standards Board Interpretation No. 46 requires consolidation of certain variable interest entities (effective for fiscal years ending after December 15, 2003). These new standards do not have an effect on the Company's consolidated financial statements.

NOTE 2. INCOME TAXES

Significant components of the Company's deferred tax assets are as follows:

Deferred tax assets:
    Net operating loss carryforward               $ 1,376
    Deferred compensation                             199
    Other                                              37
                                                  -------
             Total deferred tax assets              1,612
    Valuation allowance for deferred tax assets    (1,612)
                                                  -------
             Net deferred tax assets              $     -
                                                  =======

At July 31, 2004, the Company had a net operating loss carryforward of $3,454 which will expire in 2024.

Following is a summary of the tax benefit recognized for the years ended July 31, 2004 and 2003:

                                   2004       2003
                                  ------     -------
Current:
    Federal                       $     -    $(2,995)
    State                               -         11
                                  -------    -------
         Total current                  -     (2,984)

Deferred:
    Federal                             -      1,921
    State                               -          -
                                  -------    -------
         Total deferred                 -      1,921
                                  -------    -------
                                  $     -    $(1,063)
                                  =======    =======

A reconciliation of income taxes computed at the federal statutory rates to the income tax benefit in the consolidated financial statements is as follows:

                                            2004                   2003
                                     ------------------     -------------------
                                     Amount     Percent     Amount      Percent
                                     ------     -------     ------      -------
Benefit at federal statutory rates   $  (894)      35%      $(1,536)      35%
State income tax                        (124)       5            11        -
Change in valuation allowance          1,018      (40)           46       (1)
Permanent differences
                                           -        -           385       (9)
Other
                                           -        -            31       (1)
                                     -------      ---       -------       --
                                     $     -        -       $(1,063)      24%
                                     =======      ===       =======       ==

NOTE 3.  EQUITY

PREFERRED STOCK

During a prior year, the Board of Directors authorized 500 shares of Series C Convertible Preferred Stock, par value $0.01, and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of Common Stock. Each Right entitles the holder to purchase one one-hundredth (1/100) of a share of the Company's Series C Preferred Stock at a purchase price of $40. The Rights will be exercisable only if a person or group (1) acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (2) commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. Until that time, the Rights will be attached to the shares of Common Stock and they will expire in January 2011.

STOCK OPTIONS AND WARRANTS

The Company established the 2002 Long Term Incentive and Share Award Plan ("the 2002 Plan") providing for the issuance of up to 1,000 shares of the Company's common stock. Options granted under the 2002 Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors or consultants of the Company. Options are exercisable as determined at the time of grant, and the exercise price of the options cannot be less than the fair market value at the date of grant.

The Company also established the 1996 Stock Option Plan ("the 1996 Plan") providing for the issuance of up to 300 shares of the Company's common stock. In 1999 and 2000, an additional 400 and 800 shares, respectively, were approved by the stockholders, increasing the total number of shares to 1,500 under the 1996 Plan. Options granted under the 1996 Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant, except options to officers or directors which may not vest earlier than six months from the date of grant, and the exercise price of the options cannot be less than the fair market value at the date of grant.

From time to time the Company has issued warrants to purchase shares of the Company's common stock. As of July 31, 2004, there were 20 outstanding warrants to purchase the Company's common stock at an exercise price of $1.25 per share. The warrants were issued in August 1999 and expired in August 2004.

Option activity for the years ended July 31, 2004 and 2003, is summarized below:

                                          2004                   2003
                                   -------------------    -------------------
                                             Weighted               Weighted
                                             Average                Average
                                             Exercise               Exercise
                                              Price                  Price
                                   Shares    per share    Shares    per share
                                   ------    ---------    ------    ---------
Outstanding at beginning of year    2,799     $  1.16      3,032    $  1.73
    Granted                             -           -      1,127       0.34
    Expired or canceled              (779)       1.92     (1,359)      1.76

    Exercised                        (649)       0.33         (1)      0.31
                                    -----     -------      -----    -------

Outstanding at end of year          1,371     $  1.11      2,799    $  1.16
                                    =====                  =====
Exercisable at end of year          1,371     $  1.11      2,058    $  1.33
                                    =====                  =====
Available for future grants         1,147                    967
                                    =====                  =====
Weighted average fair value of
    options granted during year                  None
                                               granted              $  0.23
                                               =======              =======

The following table presents weighted average price and life information about significant option grants outstanding at July 31, 2004:

                                     Weighted
                                      Average        Weighted
     Range of                        Remaining        Average
Exercisable Prices     Number       Contractual   Exercise Price
     per share       Outstanding       Life          per share
------------------   -----------    -----------   --------------
   $0.31 - $0.50         353           8.51            $0.39
   $0.78 - $1.00         526           7.45            $0.87
   $1.09 - $2.00         422           0.81            $1.57
   $2.68 - $7.00          70           0.67            $3.70
                       -----
                       1,371
                       =====

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments comprising cash, receivables, and payables are carried at cost which, due to their short-term nature, approximates their fair value.

NOTE 5. LITIGATION

The Company and its subsidiaries are subject to litigation in the normal course of business. There was no outstanding litigation as at July 31, 2004.

NOTE 6. SUBSEQUENT EVENT

On September 16, 2004, at a special meeting of the Company's stockholders, the Company's name was changed from Equidyne Corporation to Cathay Merchant Group, Inc. In addition, the stockholders approved increasing the number of authorized shares of the Company's common stock to one hundred million and approved the issuance of the appropriate number of shares of common stock to MFC Bank as may be required by the terms of the Facility.

                                  EXHIBIT INDEX

2.1 Asset Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc. (incorporated by reference to Exhibit 2.1 to the Issuer's Current Report on Form 8-K filed December 19, 2003)

2.2 Amendment Agreement dated December 12, 2003, between Equidyne Systems, Inc. and HNS International Inc. (incorporated by reference to Exhibit 2.2 to the Issuer's Current Report on Form 8-K filed December 19, 2003)

2.3 Patent Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc. (incorporated by reference to
      Exhibit 2.3 to the Issuer's Current Report on Form 8-K filed December 19,
      2003)

2.4 Stock Purchase Agreement dated as of April 26, 2004, between Raj Kumar and the Issuer (incorporated by reference to Exhibit 2.1 to the Issuer's Current Report on Form 8-K filed April 30, 2004).

3.1.1 Certificate of Incorporation of the Issuer, filed with the Secretary of State of Delaware on January 28, 1977; as amended by the Certificate of Amendment to Certificate of Incorporation of the Issuer filed with the Secretary of State of the State of Delaware on March 12, 1981 (incorporated by reference to the Restated Certificate of Incorporation attached as Exhibit 3(a)(1) to the Issuer's Registration Statement on Form S-1, File No. 2-71775, filed April 13, 1981).

3.1.2 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on January 27, 1987 (incorporated by reference to Exhibit 3(a)(2) to the Issuer's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31,
      1987).

3.1.3 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on October 9, 1990 (incorporated by reference to Exhibit 3(a)(3) to the Issuer's Annual Report on Form 10-K for the fiscal year ended July 28, 1990).

3.1.4 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on November 7, 1996 (incorporated by reference to Exhibit 3.1.4 to the Issuer's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997).

3.1.5 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on May 4, 1998 (incorporated by reference to Exhibit 2.1 to the Issuer's Current Report on Form 8-K filed June 5, 1998).

3.1.6 Certificate of Designations of Series A Convertible Preferred Stock of the Issuer, filed with the Secretary of State of the State of Delaware on May 5, 1998 (incorporated by reference to Exhibit 2.2 to the Issuer's Current Report on Form 8-K filed June 5, 1998).

3.1.7 Certificate of Designations for Series B 5% Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 3, 1999 (incorporated by reference to Exhibit 3.1 to the Issuer's Current Report on Form 8-K filed February 9, 1999).

3.1.8 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on January 5, 2000 (incorporated by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed January 10, 2000).

3.1.9 Certificate of Amendment to Certificate of Incorporation of the Issuer, filed with the Secretary of State of the State of Delaware on October 6, 2004 (incorporated by reference to Exhibit 3.1.9 to the Issuer's Current Report on Form 8-K filed October 7, 2004).

3.2 Amended Bylaws of the Issuer (incorporated by reference to Exhibit 99.2 to the Issuer's Current Report on Form 8-K filed May 17, 2000).

4.1 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Issuer's Definitive Proxy Statement on Schedule 14A filed September 12,
      1996).

4.2 Rights Agreement dated as of January 22, 2001, between the Issuer and American Stock Transfer & Trust Company (incorporated by reference to
      Exhibit 4.1 to the Issuer's Current Report on Form 8-K filed February 15,
      2001).

4.3 2002 Long Term Incentive and Share Award Plan (incorporated by reference to Appendix B to the Issuer's Definitive Proxy Statement on Schedule 14A filed May 2, 2002).

10.1* Financial Advisory Agreement dated January 1, 2004, between the Issuer and
      MFC Merchant Bank S.A.

10.2 Credit Facility Agreement dated as of April 26, 2004, between MFC Merchant Bank S.A. and the Issuer (incorporated by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed April 30, 2004).

14.1 Code of Ethics for Principal Executive Officers and Senior Financial Officers (incorporated by reference to Exhibit 14 to the Issuer's Annual Report of Form 10-KSB for the fiscal year ended July 31, 2003).

16.1 Letter to the Securities and Exchange Commission from KBA Group LLP (incorporated by reference to Exhibit 16.1 to the Issuer's Current Report on Form 8-K filed November 20, 2003).

23.1* Consent of Peterson Sullivan PLLC, Independent Auditors

23.2* Consent of KBA Group LLP, Independent Registered Public Accounting Firm

31.1* Certification of the Chief Executive Officer and the Chief Financial
      Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Principal Executive Officer and the Principal
      Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002

-------

* Filed herewith