Form 10QSB
period 2004-10-31
CATHAY MERCHANT GROUP, INC.
filed 2004-12-15
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

    [    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to _____

COMMISSION FILE NUMBER 0-9922

_________________

CATHAY MERCHANT GROUP, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	04-2608713
(State or Other Jurisdiction of Employer Identification No.)	(I.R.S. Incorporation or Organization)

3604 Tower 1, Kerry Everbright City, 218 Tian Mu Road West, Shanghai, P.R. China	200070
(Address of office)	(Zip Code)

Issuer’s telephone number, including area code: (86) 21-6353-0012

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

The number of shares outstanding of the Company’s common stock as at December 9, 2004 was 18,796,829.

Transitional Small Business Disclosure Format (check one): [    ] YES [X] NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT — FORM 10-QSB
THREE MONTHS ENDED OCTOBER 31, 2004

FORWARD LOOKING STATEMENTS

        Certain statements contained in this Quarterly Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “expect,” “estimate,” “project,” “strategy” and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies and execute such business strategies, as well our plan to develop a new wind energy project in China, the Twin Dragons Wind Farm, which is initially a 160-megawatt project in the Heibei Province in China. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	OCTOBER 31, 2004	JULY 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$14,847	$9,879
Refundable income taxes	146	3,611
Prepaid expenses and other	166	172

Total current assets	15,159	13,662
Fixed assets, net
	46	--
Deferred credit facility costs	360	380

Total assets	$15,565	$14,042

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$356	$381
Accrued expenses	624	624
Accrued income taxes	2,436	2,436
Due to related parties	209	--

Total current liabilities	3,625	3,441
Stockholders' Equity:
Common stock	2,029	1,713
Additional paid-in capital	28,010	26,745
Accumulated deficit	(12,786)	(12,544)
Treasury stock, at cost	(5,313)	(5,313)

Total stockholders' equity	11,940	10,601

Total liabilities and stockholders' equity	$15,565	$14,042

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED OCTOBER 31,
	2004	2003
Net sales	$--	$2
Cost of goods sold	--	19

Gross loss	--	(17)
Selling, general and administrative expenses	389	1,632

Operating loss	(389)	(1,649)

Other income (expense):
Interest and financing charges, net	147	9
Loss on sale of property and equipment	--	(20)

	147	(11)

Net loss	$(242)	$(1,660)

Net loss per common share, basic and diluted	$(0.01)	$(0.11)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED OCTOBER 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(242)	$(1,660)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	20	22
Loss on sale of property and equipment	--	20
Changes in operating assets and liabilities:
Accounts receivable	--	4
Refundable income taxes	3,465	--
Inventories	--	16
Prepaid expenses and other	6	(229)
Due to related parties	209	--
Accounts payable and other current liabilities	(25)	(88)

Net cash provided by (used in) operating	3,433	(1,915)
activities
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	--	10
Purchase of fixed assets	(46)	--

Net cash provided by (used in) investing	(46)	10
activities
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	171
Borrowing from a credit facility	1,575	--

Net cash provided by financing activities	1,581	171

Increase (decrease) in cash and cash equivalents	4,968	(1,734)
Cash and cash equivalents, beginning of period	9,879	9,517

Cash and cash equivalents, end of period	$14,847	$7,783

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$--	$--
Interest expenses paid	$--	$--

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        We are a financial holding company whose business is conducted primarily through our indirect wholly owned operating subsidiary, CMG Shanghai Ltd., a company organized under the laws of the People’s Republic of China. In April 2004, we acquired CMG Shanghai Ltd. and its immediate parent, Cathay Merchant Group Ltd., a company organized under the laws of Samoa. CMG Shanghai Ltd. is an international merchant banking company. Merchant banking encompasses a broad spectrum of activities related to the integrated combination of merchant banking, trading, financing commercial trade and proprietary investing. CMG Shanghai Ltd.‘s merchant banking activities may provide specialized corporate finance services and advise clients on corporate strategy and structure, including mergers and acquisitions and capital raising. These activities may also include proprietary trading in commodities and natural resources and proprietary investing of our own capital in enterprises to realize long-term or trading gains.

        We were formed in January 1977 as American Electromedics Corp. and changed our name to Equidyne Corporation in December 1999. In October 2004, we changed our name to Cathay Merchant Group, Inc. Since our formation, we had invested in various medical device companies and technologies. From January 1999 until January 2004, we had principally focused on the development of patented, needle-free drug delivery systems, principally the reusable INJEX™ System. In early 2002, our executive management evaluated our technologies, markets and production capabilities and concluded that a change in our strategic focus was necessary as our production capabilities were not cost effective nor were our sales and marketing programs generating satisfactory results. We evaluated strategic alternatives both within and outside of the medical products industry. On January 6, 2004, Equidyne Systems, Inc., our wholly owned subsidiary, sold all its right, title and interest in and to its needle-free technologies to HNS International Inc.

        From January 2004 to April 2004, we pursued the opportunity to enter into the international merchant and investment banking industry, culminating in our acquisition of Cathay Merchant Group Ltd. and CMG Shanghai Ltd. in April 2004. In December 2004, all the rights under a memorandum of understanding dated September 16, 2004 among MFC Bancorp Ltd. and three Chinese county governments, Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government, relating to the development a new 160-megawatt wind energy project in Hebei Province, China, were assigned to our subsidiary Cathay Merchant Group Ltd. at no cost. The generation of electricity by the planned project will depend, in part, upon satisfactory wind speeds at the site, and upon the number of wind turbines. Accordingly, two meteorological masts were installed at the site for wind-measurement purposes.

Basis of Presentation

        The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-KSB for the fiscal year ended July 31, 2004. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for any subsequent period or the entire year.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004

2.     LOSS PER SHARE

        Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended October 31, 2004 and 2003, due to their anti-dilutive effect.

        The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED OCTOBER 31,
	2004	2003
Net loss	$ (242)	$(1,660)

Weighted-average shares	18,001	15,252

Net loss per share (basic and diluted)	$ (0.01)	$(0.11)

3.     STOCK-BASED COMPENSATION

        In accordance with Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as described more fully in the Company’s annual report on Form 10-KSB for the year ended July 31, 2004. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the three months ended October 31, 2004 and 2003.

        Had compensation expense been determined based on the fair values at dates of grant for its stock options under FAS 123, as amended by FAS 148, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):

	THREE MONTHS ENDED OCTOBER 31,
	2004	2003
Net loss, as reported	$(242)	$(1,660)
Deduct: Stock-based employee compensation expense determined under fair
value based method	--	(507)

Pro forma net loss	$(242)	$(2,167)

Net loss per share, basic and diluted, as reported	$(0.01)	$(0.11)

Net loss per share, basic and diluted, pro forma	$(0.01)	$(0.14)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

        The fair values under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2003
Expected life (years)	3
Interest rate	4.0%
Volatility	0.95
Dividend yield	0.0%

ITEM     2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

        We are a financial holding company whose business is conducted primarily through our indirect wholly owned operating subsidiary, CMG Shanghai Ltd., a company organized under the laws of the People’s Republic of China. In April 2004, we acquired CMG Shanghai Ltd. and its immediate parent, Cathay Merchant Group Ltd., a company organized under the laws of Samoa. CMG Shanghai Ltd. is an international merchant banking company. Merchant banking encompasses a broad spectrum of activities related to the integrated combination of merchant banking, trading, financing commercial trade and proprietary investing. CMG Shanghai Ltd.‘s merchant banking activities may provide specialized corporate finance services and advise clients on corporate strategy and structure, including mergers and acquisitions and capital raising. These activities may also include proprietary trading in commodities and natural resources and proprietary investing of our own capital in enterprises to realize long-term or trading gains.

        We were formed in January 1977 as American Electromedics Corp. and changed our name to Equidyne Corporation in December 1999. In October 2004, we changed our name to Cathay Merchant Group, Inc. Since our formation, we had invested in various medical device companies and technologies. From January 1999 until January 2004, we had principally focused on the development of patented, needle-free drug delivery systems, principally the reusable INJEX™ System. In early 2002, our executive management evaluated our technologies, markets and production capabilities and concluded that a change in our strategic focus was necessary as our production capabilities were not cost effective nor were our sales and marketing programs generating satisfactory results. We evaluated strategic alternatives both within and outside of the medical products industry. On January 6, 2004, Equidyne Systems, Inc., our wholly owned subsidiary, sold all its right, title and interest in and to its needle-free technologies to HNS International Inc.

        From January 2004 to April 2004, we pursued the opportunity to enter into the international merchant and investment banking industry, culminating in our acquisition of Cathay Merchant Group Ltd. and CMG Shanghai Ltd. in April 2004. In December 2004, all the rights under a memorandum of understanding dated September 16, 2004 among MFC Bancorp Ltd. and three Chinese county governments, Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government, relating to the development a new 160-megawatt wind energy project in Hebei Province, China, were assigned to our subsidiary Cathay Merchant Group Ltd. at no cost. The generation of electricity by the planned project will depend, in part, upon satisfactory wind speeds at the site, and upon the number of wind turbines. Accordingly, two meteorological masts were installed at the site for wind-measurement purposes.

        The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended October 31, 2004 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the Company’s most recent annual report on Form 10-KSB for the fiscal year ended July 31, 2004 filed with the U.S. Securities and Exchange Commission.

RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2004

        Net product sales were $nil for the three months ended October 31, 2004, compared to $2,000 for the same period in 2003. The decrease in sales through the Company’s distribution partners reflected our change in strategic focus and the effect of the cessation of most sales and marketing activities for the needle-free business. On January 6, 2004, we sold all of our remaining inventories to HNS International Inc. As a result of our acquisition of Cathay Merchant Group Ltd. and CMG Shanghai Ltd., we refocused our business to pursue merchant banking business in Asia. We are in the early stages of developing our planned Twin Dragons Wind Farm project in China, and are currently exploring other business opportunities in Asia. We do not expect to generate significant revenue from these activities in the near term.

        Cost of sales for the three months ended October 31, 2004 were $nil, compared to $19,000 for the same period in 2003.

        Selling, general and administrative expenses for the three months ended October 31, 2004 were $0.4 million compared to $1.6 million for the same period in 2003. The Company paid or accrued $0.3 million for reimbursement of expenses and administrative and management fees to MFC Bancorp Ltd. and its subsidiaries which have common directors with the Company for the three months ended October 31, 2004.

        Loss on sale of patents, property and equipment were $nil for the three months ended October 31, 2004, compared to $20,000 in the same period in 2003.

        We reported net loss of $0.2 million, or $0.01 per common share for the three months ended October 31, 2004, compared to $1.7 million, or $0.11 per common share, in the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        At October 31, 2004, the Company had working capital of $11.5 million, compared to working capital of $10.2 million at July 31, 2004.

        We entered into a five-year $20 million revolving credit facility with MFC Merchant Bank dated April 26, 2004 which is to mature in March 2009. MFC Merchant Bank has converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of October 31, 2004, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20,000,000, and a floating charge on all of our company’s other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20,000,000, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties.

        As discussed below under the heading, “Planned Future Operations – The Twin Dragons Wind Farm Project, Hebei Province, China,” we believe that we have sufficient working capital to meet operating expenses in respect of the Twin Dragons Wind Farm Project during the next twelve months. However, we are also seeking investments in or acquisitions of companies, technologies or products in connection with our international merchant banking activities. We may need additional capital if we pursue other opportunities that we may identify through such activities. Should the need arise, we will consider financing alternatives in addition to the possibility of further draws under our credit facility with MFC Merchant Bank, including the possibility of effecting private placements of our securities.

        There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

Operating Activities

        Operating activities provided cash of $3.4 million for three months ended October 31, 2004, compared to cash of $1.9 million used in the same period in 2003, primarily as a result of collection of refundable income taxes in 2004. The tax refund resulted from the utilization by our company of net operating loss carry-backs to reduce our taxable income for the fiscal year ended July 31, 2001. Apart from a further tax refund of $146,000 that we received during the quarter ending January 31, 2005, we do not anticipate to receive any additional tax refunds in the future.

Investing Activities

        Investing activities used cash of $46,000 for the three months ended October 31, 2004, compared to $10,000 cash provided in the same period in 2003, primarily due to purchase of fixed assets in 2004.

Financing Activities

        Financing activities provided cash of $1.6 million for the three months ended October 31, 2004, compared to $0.2 million in the same period in 2003, primarily due to borrowing under our credit facility with MFC Merchant Bank in 2004.

PLANNED FUTURE OPERATIONS - THE TWIN DRAGONS WIND FARM PROJECT, HEBEI PROVINCE, CHINA

        On December 3, 2004, our wholly-owned subsidiary, Cathay Merchant Group Ltd., was assigned all of MFC Bancorp Ltd.‘s rights and interest under a memorandum of understanding dated September 16, 2004, and a subsequent addendum, among MFC Bancorp Ltd. and three Chinese county governments, Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government, relating to an initial development a new 160-megawatt wind energy project in Hebei Province, China, to be known as the Twin Dragons Wind Farm.

        Cathay Merchant Group Ltd. has the exclusive right to develop a wind power project on 50 square kilometers of land in Hebei Province, for a minimum of three years. Cathay Merchant Group Ltd. is in the process of establishing a Shanghai-based wholly-owned foreign enterprise under the laws of China, to be called Cathay Merchant Group Wind Energy Company.

        The generation of electricity by the planned project will depend, in part, upon satisfactory wind speeds at the site, and upon the number of turbines that we erect on the site. Our company has commenced testing to determine the viability of the Twin Dragons Wind Farm. One of the most important factors that will determine whether or not our company will proceed with the development and construction of the project will be the wind speed on the property. For these purposes, the phrase “wind speed” refers to the wind speeds for a location, which is a common wind industry standard. The wind speed is also qualified by the height of the wind measuring equipment, with the default height normally being 10 meters from the ground.

        The wind measurement and analysis phase of the project is anticipated to take one year. If, after this phase, our company elects to proceed with the development and construction of the Twin Dragons Wind Farm, we will secure power purchase agreements with prospective purchasers of electrical energy. A power purchase agreement is an agreement with a utility company that enables a supplier to sell electricity. The development of our wind farm is dependent upon us entering into power purchase agreements with utility companies. The ultimate development and size of our proposed wind farm will be dependent upon the requirements and demands of the utility company or companies, as applicable. Once our company enters into power purchase agreements, our company must raise money and commence the development, construction and operation of the wind farm to produce electricity and fulfill the terms of the power purchase agreements.

        Under the memorandum of understanding with the three Chinese county governments, we must install at least one wind power turbine no later than September 26, 2007, failing which the Chinese county governments will be entitled to take over the project and transfer it to a third party without penalty or compensation to our company. Our current plan for the first phase of the development over the initial three-year period, assuming satisfactory wind measurements, is to construct a 100-megawatt wind farm (between 50 to 70 wind turbines), at an estimated cost of approximately $125 million.

        Our estimated operating expenses for the project over the next twelve months total $0.4. We may install a third meteorolgoical mast on the property, which will require us to incur an additional $50,000 in expenses, some of which will be absorbed by the current budget.

        Our estimates of our operating expenses over the next twelve months may be significantly impacted by legislative changes that are anticipated to be introduced in China within the next 12 months, in part in connection with a review of Chinese energy policy and regulation that the Chinese government will be undertaking in connection with the formulation of its 11th Five-Year Plan which will cover the period from 2006 to 2010.

        We anticipate that we will have sufficient working capital available to us to meet these estimated costs and expenses over the next twelve months.

ITEM 3.     CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of October 31, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

        There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer completed his evaluation.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        In the ordinary course of conducting its business, the Company may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of October 31, 2004.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 24, 2004, we issued 3,150,000 shares of our common stock upon exercise by MFC Merchant Bank of its right to convert $1,575,000 of principal that we had drawn down under our $20,000,000 credit facility dated April 26, 2004. In issuing these shares to MFC Merchant Bank, we relied on section 3(a)(9) of the Securities Act of 1933.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 16, 2004, at a special meeting of our stockholders, our stockholders approved the change of our name from Equidyne Corporation to Cathay Merchant Group, Inc. In addition, our stockholders approved an increase in the number of authorized shares of our common stock from 35,000,000 to 100,000,000, and they approved the issuance of such number of shares of common stock to MFC Merchant Bank as may be required by the terms of our $20,000,000 credit facility.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORMS 8-K

(a) Exhibits

Exhibit 31.1 — Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1 — Memorandum of understanding dated September 26, 2004 among MFC Bancorp Ltd., Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government, relating to the development of the Twin Dragons Wind Farm.

Exhibit 10.2 – Addendum to the memorandum of understanding dated September 26, 2004 adding an additional 10 square kiliometers of land to the property that will form part of the Twin Dragons Wind Farm.

Exhibit 10.3 – Notice of Transfer and Assignment Agreement among MFC Bancorp Ltd., the Company, Cathay Merchant Group Ltd., Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government.

(b) Reports on Form 8-K:

On October 4, 2004, the Company filed a Report on Form 8-K to disclose the change in directors.

On October 26, 2004, the Company filed a Report on Form 8-K to disclose appointment of a new director.

On December 9, 2004, the Company filed a Report on Form 8-K to disclose the assignment by MFC Bancorp Ltd. to Cathay Merchant Group Ltd. of the memorandum of understanding with Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government, relating to the development of the Twin Dragons Wind Farm.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATHAY MERCHANT GROUP, INC.
Dated:	December 15, 2004	By: /s/ Michael J. Smith Michael J. Smith, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)