Form 10QSB
period 2005-01-31
CATHAY MERCHANT GROUP, INC.
filed 2005-03-04
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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
QUARTERLY REPORT — FORM 10-QSB
THREE MONTHS ENDED JANUARY 31, 2005

TABLE OF CONTENTS

PART I	Page
Item 1. Consolidated Financial Statements	3-8
Item 2. Management's Discussion and Analysis	9-11
Item 3. Controls and Procedures	12
PART II
Item 1. Legal Proceedings	13
Item 2. Changes in Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	13

FORWARD LOOKING STATEMENTS

        Certain statements contained in this Quarterly Report do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “expect,” “estimate,” “project,” “strategy” and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies and execute such business strategies. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, our company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	— FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	JANUARY 31, 2005	JULY 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$14,723	$9,879
Refundable income taxes	--	3,611
Prepaid expenses and other	166	172

Total current assets	14,889	13,662
Fixed assets, net
	69	--
Deferred credit facility costs	339	380

Total assets	$15,297	$14,042

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$472	$381
Accrued expenses	624	624
Accrued income taxes
	2,436	2,436
Due to related parties	410	--

Total current liabilities	3,942	3,441
Stockholders' Equity:
Common stock	2,029	1,713
Additional paid-in capital	28,010	26,745
Accumulated deficit	(13,371)	(12,544)
Treasury stock, at cost	(5,313)	(5,313)

Total stockholders' equity	11,355	10,601

Total liabilities and stockholders' equity	$15,297	$14,042

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	SIX MONTHS ENDED JANUARY 31,
	2005	2004
Net sales	$--	$39
Cost of goods sold	--	74

Gross loss	--	(35)
Selling, general and administrative expenses	928	2,044

Operating loss	(928)	(2,079)

Other income:
Interest and financing charges, net	101	14
Gain on sale of property and equipment	--	229

	101	243

Net loss	$(827)	$(1,836)

Net loss per common share, basic and diluted	$(0.04)	$(0.12)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
Net sales	$--	$37
Cost of goods sold	--	55

Gross loss	--	(18)
Selling, general and administrative expenses	539	412

Operating loss	(539)	(430)

Other income (expense):
Interest and financing charges, net	(46)	5
Gain on sale of property and equipment	--	249

	(46)	254

Net loss	$(585)	$(176)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED JANUARY 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(827)	$(1,836)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	44	35
Gain on sale of property and equipment	--	(229)
Changes in operating assets and liabilities:
Accounts receivable	--	7
Refundable income taxes	3,611	2,830
Inventories	--	66
Prepaid expenses and other	6	(81)
Due to related parties	410	--
Accounts payable and other current liabilities	91	(60)

Net cash provided by operating activities	3,335	732
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	--	734
Purchase of fixed assets	(72)	--

Net cash provided by (used in) investing	(72)	734
activities
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	216
Borrowing from a credit facility	1,575	--

Net cash provided by financing activities	1,581	216

Increase in cash and cash equivalents	4,844	1,682
Cash and cash equivalents, beginning of period	9,879	9,517

Cash and cash equivalents, end of period	$14,723	$11,199

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$--	$--
Interest expenses paid	$--	$--

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        We are a financial holding company whose business is conducted primarily through our indirect wholly owned operating subsidiary, CMG Shanghai Ltd. (“CMG Shanghai”), a company organized under the laws of the People’s Republic of China. In April 2004, we acquired CMG Shanghai and its immediate parent, Cathay Merchant Group Ltd., a company organized under the laws of Samoa. CMG Shanghai is an international merchant banking company. Merchant banking encompasses a broad spectrum of activities related to the integrated combination of merchant banking, trading, financing commercial trade and proprietary investing. CMG Shanghai’s merchant banking activities may provide specialized corporate finance services and advise clients on corporate strategy and structure, including mergers and acquisitions and capital raising in Asia. These activities may also include proprietary investing of our own capital in enterprises to realize long-term or trading gains. Our current proprietary investment involves the development of our first wind energy project in China, the Twin Dragons Wind Farm, which is a 160-megawatt project in the Hebei Province in China.

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

Basis of Presentation

        The unaudited interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-KSB for the fiscal year ended July 31, 2004. In the opinion of management, the interim period consolidated financial statements contain all adjustments necessary in order to make the interim period consolidated financial statements not misleading. The results for the periods presented herein may not be indicative of the results for any subsequent period or the entire year.

2.	LOSS PER SHARE

        Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the six and three months ended January 31, 2005 and 2004, due to their anti-dilutive effect.

        The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	SIX MONTHS ENDED JANUARY 31,
	2005	2004
Net loss	$(827)	$(1,836)

Weighted-average shares	18,399	15,436

Net loss per share, basic and diluted	$(0.04)	$(0.12)

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
Net loss	$(585)	$(176)

Weighted-average shares	18,797	15,620

Net loss per share, basic and diluted	$(0.03)	$(0.01)

3.	STOCK-BASED COMPENSATION

        In accordance with Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as described more fully in the Company’s annual report on Form 10KSB for the year ended July 31, 2004. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the six and three months ended January 31, 2005 and 2004.

        Had compensation expense been determined based on the fair values at dates of grant for its stock options under FAS 123, as amended by FAS 148, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):

	SIX MONTHS ENDED JANUARY 31,
	2005	2004
Net loss, as reported	$(827)	$(1,836)
Deduct: Stock-based employee compensation expense determined under fair
value based method	--	(507)

Pro forma net loss	$(827)	$(2,343)

Net loss per share, basic and diluted, as reported	$(0.04)	$(0.12)

Net loss per share, basic and diluted, pro forma	$(0.04)	$(0.15)

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
Net loss, as reported	$(585)	$(176)
Deduct: Stock-based employee compensation expense determined under fair
value based method	--	--

Pro forma net loss	$(585)	$(176)

Net loss per share, basic and diluted, as reported	$(0.03)	$(0.01)

Net loss per share, basic and diluted, pro forma	$(0.03)	$(0.01)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

        The fair values under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2004

Expected life (years)	3
Interest rate	4.0%
Volatility	0.95
Dividend yield	0.0%

        In December 2004, FAS 123 was revised, which eliminates the alternative to use APB Opinion No.25‘s intrinsic value method of accounting that was provided in FAS 123 as originally issued. The revised FAS123 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company does not expect that such revision will have significant impact on the Company’s financial position in the foreseeable near future.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

        We are a financial holding company whose business is conducted primarily through our indirect wholly owned operating subsidiary, CMG Shanghai Ltd. (“CMG Shanghai”), a company organized under the laws of the People’s Republic of China. In April 2004, we acquired CMG Shanghai and its immediate parent, Cathay Merchant Group Ltd., a company organized under the laws of Samoa. CMG Shanghai is an international merchant banking company. Merchant banking encompasses a broad spectrum of activities related to the integrated combination of merchant banking, trading, financing commercial trade and proprietary investing. CMG Shanghai’s merchant banking activities may provide specialized corporate finance services and advise clients on corporate strategy and structure, including mergers and acquisitions and capital raising in Asia. These activities may also include proprietary investing of our own capital in enterprises to realize long-term or trading gains. Our current proprietary investment involves the development of our first wind energy project in China, the Twin Dragons Wind Farm, which is a 160-megawatt project in the Hebei Province in China. See “Current Proprietary Investment – The Twin Dragons Wind Farm Project, Hebei Province, China” below for more details.

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

        The following discussion and analysis of the results of operations and financial condition of our company for the six and three months ended January 31, 2005 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our company’s most recent annual report on Form 10-KSB for the fiscal year ended July 31, 2004 filed with the U.S. Securities and Exchange Commission (the “SEC”).

RESULTS OF OPERATIONS – SIX MONTHS ENDED JANUARY 31, 2005

        Net product sales were $nil for the six months ended January 31, 2005, compared to $39,000 for the same period in 2004. The decrease in sales through our company’s distribution partners reflected our change in strategic focus and the effect of the cessation of most sales and marketing activities for the needle-free business. We sold all of our remaining inventories to HNS International Inc. in December 2003. As a result of our acquisition of Cathay Merchant Group Ltd. And CMG Shanghai Ltd., we refocused our business to pursue merchant banking business in Asia. We are currently exploring business opportunities in Asia and we do not expect to generate significant revenue from these operations in the near term.

        Cost of sales for the six months ended January 31, 2005 were $nil, compared to $74,000 for the same period in 2004.

        Selling, general and administrative expenses for the six months ended January 31, 2005 were $0.9 million compared to $2.0 million for the same period in 2004. Our company paid $0.5 million for reimbursement of expenses and administrative and management fees to MFC Bancorp Ltd. (“MFC Bancorp”) and its subsidiaries (collectively with MFC Bancorp, “MFC”) for the six months ended January 31, 2005. MFC has approximately 28% ownership of our company.

        Gain on sale of patents, property and equipment were $nil for the six months ended January 31, 2005, compared to $0.2 million in the same period in 2004.

        We reported net loss of $0.8 million, or $0.04 per common share for the six months ended January 31, 2005, compared to a net loss of $1.8 million, or $0.12 per common share, in the same period in 2004.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2005

        Net product sales were $nil for the three months ended January 31, 2005, compared to $37,000 for the same period in 2004. The decrease in sales through our company’s distribution partners reflected our change in strategic focus to pursue merchant banking business in Asia, and the effect of the cessation of most sales and marketing activities for the needle-free business.

        Cost of sales for the three months ended January 31, 2005 were $nil, compared to $55,000 for the same period in 2004.

        Selling, general and administrative expenses for the three months ended January 31, 2005 were $0.5 million compared to $0.4 million for the same period in 2004. Our company paid $0.3 million for reimbursement of expenses and administrative and management fees to MFC for the three months ended January 31, 2005.

        Gain on sale of patents, property and equipment were $nil for the three months ended January 31, 2005, compared to $0.2 million in the same period in 2004.

        We reported net loss of $0.6 million, or $0.03 per common share for the three months ended January 31, 2005, compared to a net loss of $0.2 million, or $0.01 per common share, in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 2005, our company had working capital of $10.9 million, compared to working capital of $10.2 million at July 31, 2004.

        We entered into a five-year $20 million revolving credit facility dated April 26, 2004 with MFC Merchant Bank S.A. (“MFC Merchant Bank”), a subsidiary of MFC Bancorp, which is to mature in March 2009. In August 2004, MFC Merchant Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of January 31, 2005, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20,000,000, and a floating charge on all of our company’s other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20,000,000, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties.

        In order to complete our proposed business plan for the international merchant banking activities, we believe that additional capital will be required. As a general guideline, we anticipate spending approximately $125,000 per month on our day-to-day general and administrative operations during the fiscal year ending July 31, 2005. This cost includes a monthly payment of $75,000 to MFC Merchant Bank for various financial and operating advisory services pursuant to a financial advisory agreement dated January 1, 2004. In addition to the $75,000 per month advisory costs, our company estimates spending approximately $50,000 per month for general and administrative expenses associated with the operation of our company. Since our start-up and development costs are not fixed, we may be required to expend a significant amount of additional funds.

        As discussed below under the heading, “Current Proprietary Investment – The Twin Dragons Wind Farm Project, Hebei Province, China,” we believe that we have sufficient working capital to meet operating expenses in respect of the Twin Dragons Wind Farm Project during the next twelve months. However, we are also seeking investments in or acquisitions of companies, technologies or products in connection with our international merchant banking activities. We may need additional capital if we pursue other opportunities that we may identify through such activities. Should the need arise, we will consider financing alternatives in addition to the possibility of further draws under our credit facility with MFC Merchant Bank, including the possibility of effecting private placements of our securities.

        There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

Operating Activities

        Operating activities provided cash of $3.3 million for six months ended January 31, 2005, compared to $0.7 million in the same period in 2004, primarily as a result of collection of refundable income taxes.

Investing Activities

        Investing activities used cash of $72,000 for the six months ended January 31, 2005, compared to $0.7 million cash provided in the same period in 2004, primarily due to purchase of fixed assets in 2005.

Financing Activities

        Financing activities provided cash of $1.6 million for the six months ended January 31, 2005, compared to $0.2 million in the same period in 2004, primarily due to borrowing from a credit facility in 2005.

CURRENT PROPRIETARY INVESTMENT - THE TWIN DRAGONS WIND FARM PROJECT, HEBEI PROVINCE, CHINA

        On December 3, 2004, our wholly-owned subsidiary, Cathay Merchant Group, was assigned, for consideration of $10, all of MFC Bancorp’s rights and interest under a memorandum of understanding dated September 16, 2004, and a subsequent addendum, among MFC Bancorp and three Chinese county governments, Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government, relating to an initial development a new 160-megawatt wind energy project in Hebei Province, China, to be known as the Twin Dragons Wind Farm.

        Cathay Merchant Group, our wholly-owned subsidiary, has the exclusive right to develop a wind power project on 55 square kilometers of land in Hebei Province, for a minimum of three years. Cathay Merchant Group is in the process of establishing a Shanghai-based wholly-owned foreign enterprise under the laws of China, to be called Cathay Merchant Group Wind Energy Company.

        The generation of electricity by the planned project will depend, in part, upon satisfactory wind speeds at the site, and upon the number of turbines that we erect on the site. Our company has commenced testing to determine the viability of the Twin Dragons Wind Farm. One of the most important factors that will determine whether or not our company will proceed with the development and construction of the project will be the wind speed in the area where the property is located. The wind speed is also qualified by the height of the wind measuring equipment, with the default height normally being 10 meters from the ground.

        The wind measurement and analysis phase of the project is anticipated to take one year. If, after this phase, our company elects to proceed with the development and construction of the Twin Dragons Wind Farm, we must raise money and commence the development, construction and operation of the wind farm to produce electricity.

         A new Law on Renewable Sources was approved by the 14th Meeting of the Standing Committee of the National People's Congress on February 28, 2005 that becomes effective as of January 1, 2006. This new law includes provisions that the power grid operators are required to purchase the full amount of electricity supplied from registered renewable energy producers at a price to be calculated, adjusted and determined by the State Council Price Bureau which will be publicly disclosed. The new law also provides for subsidized local financing institution loans and for tax incentives to be determined by State Council.

         The ultimate development and size of the wind farm will be dependent upon the economics of the site under development and the general economics of wind energy development within China as well as conditions related to the actual implementation of the new Law on Renewable Sources.

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

        Our company intends to obtain land use rights for the construction and operation of the wind farm. In anticipation of acquiring property rights to the proposed site, our company has entered into a Wind Park Project Land Use Rights Agreement dated January 23, 2005, among our wholly-owned subsidiary Cathay Merchant Group Limited, Weichang Manchu Mongolia Autonomous County Government, Yudaokou Town Government and Laowopu Town Government. The land use rights agreement is conditional upon obtaining a satisfactory feasibility study and all necessary approvals for the operation of the proposed wind farm. The land use rights agreement states that upon satisfaction of such conditions, Weichang Manchu Mongolia Autonomous County Government, Yudaokou Town Government, and Laowopu Town Government will carry out all reasonable efforts to obtain land use rights of the proposed site for the construction and operation of a wind farm by Cathay Merchant Group, our wholly-owned subsidiary. We anticipate that the land use rights will be for a term of 50 years and will cost our company a lump sum payment of approximately RMB125,000 for every wind turbine that our company decides to install on the proposed site.

        Our estimated operating expenses for the project over the next twelve months total $0.4 million. We are installing a third meteorological mast on the property, which will require us to incur an additional $50,000 in expenses, some of which will be absorbed by the current budget.

        Our estimates of our operating expenses over the next twelve months may be significantly impacted by legislative changes that are anticipated to be introduced in China within the next 12 months, in part in connection with a review of Chinese energy policy and regulation that the Chinese governments will be undertaking in connection with the formulation of its 11th Five-Year Plan which will cover the period from 2006 to 2010.

        We anticipate that we will have sufficient working capital available to us to meet these estimated costs and expenses over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

        The following table sets forth our best estimates for material long-term obligations as at July 31, 2004. Operating leases include commitments for office space, computers and office equipment. As of July 31, 2004, our principal business office is located in Shanghai, People’s Republic of China. We occupy approximately 113 square meters of leased office space, under an informal, month-to-month lease arrangement and payment under this arrangement is not included in the following table. We paid $6,400 during the fiscal year ended July 31, 2004, under this arrangement. The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. Our contractual obligations as of July 31, 2004 were:

	Payments Due by Period (in $000's)
Contractual Obligations(1)	Total		Less Than One Year		2-3 Years		4-5 Years		After 5 Years
Capital Lease Obligations	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Leases		60		29		31		Nil		Nil
Purchase Obligations (2)		42		14		28		Nil		Nil

Total Contractual Obligations		$102		$43		$59	$	Nil	$	Nil

(1)	There have been no material changes to the contractual obligations of our company subsequent to January 31, 2005.

(2)	Purchase obligations represent engineering fee for wind speed measurements.

ITEM 3.	CONTROLS AND PROCEDURES

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

        As of January 31, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent quarter that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II	— OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        In the ordinary course of conducting its business, our company may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of January 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

      None.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS

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

Dated: March 4, 2005	CATHAY MERCHANT GROUP, INC. By: /s/ Michael J. Smith Michael J. Smith Chief Executive Officer, President and Chief Financial Officer