Form 10QSB
period 2005-04-30
CATHAY MERCHANT GROUP, INC.
filed 2005-06-14
CIK 352281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to _____

COMMISSION FILE NUMBER 0-9922

_______________

CATHAY MERCHANT GROUP, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE	04-2608713
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

3604 Tower 1, Kerry Everbright City, 218 Tian Mu Road West, Shanghai, P.R. China 200070
(Address of office)	(Zip Code)

Issuer's telephone number, including area code: (86) 21-6353-0012

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

The number of shares outstanding of the Company's common stock as at June 9, 2005 was 18,796,829.

Transitional Small Business Disclosure Format (check one): ☐ YES ☒ NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT - FORM 10-QSB

NINE MONTHS ENDED APRIL 30, 2005

TABLE OF CONTENTS

PART I	Page
Item 1. Consolidated Financial Statements	3-9
Item 2. Management's Discussion and Analysis or Plan of Operation	10-13
Item 3. Controls and Procedures	13-14
PART II
Item 1. Legal Proceedings	14
Item 2. Changes in Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	14

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies and execute such business strategies. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, our company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	APRIL 30, 2005	JULY 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$14,324	$9,879
Refundable income taxes	-	3,611
Prepaid expenses and other	166	172
Total current assets	14,490	13,662
Fixed assets, net	65	-
Deferred credit facility costs	319	380
Total assets	$14,874	$14,042

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$369	$381
Accrued expenses	624	624
Accrued income taxes	2,436	2,436
Due to related parties	655	-
Total current liabilities	4,084	3,441
Stockholders' Equity:
Common stock	2,029	1,713
Additional paid-in capital	28,010	26,745
Accumulated deficit	(13,936)	(12,544)
Treasury stock, at cost	(5,313)	(5,313)
Total stockholders' equity	10,790	10,601
Total liabilities and stockholders' equity	$14,874	$14,042

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	NINE MONTHS ENDED APRIL 30,
	2005	2004
Net sales	$-	$39
Cost of goods sold	-	74
Gross loss	-	(35)
Selling, general and administrative expenses	1,444	2,417
Operating loss	(1,444)	(2,452)
Other income:
Interest and financing charges, net	52	22
Gain on sale of property and equipment	-	229
	52	251
Net loss	$(1,392)	$(2,201)
Net loss per common share, basic and diluted	$(0.08)	$(0.14)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED APRIL 30,
	2005	2004
Selling, general and administrative expenses	$516	$373
Operating loss	(516)	(373)
Other income (expense):
Interest and financing charges, net	(49)	8
Net loss	$(565)	$(365)
Net loss per common share, basic and diluted	$(0.03)	$(0.02)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED APRIL 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,392)	$(2,201)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	68	35
Gain on sale of property and equipment	-	(229)
Changes in operating assets and liabilities:
Accounts receivable	-	7
Refundable income taxes	3,611	2,830
Inventories	-	66
Prepaid expenses and other	6	(237)
Due to related parties	655	6
Accounts payable and other current liabilities	(12)	(145)
Net cash provided by operating activities	2,936	132

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	734
Purchase of fixed assets	(72)	-
Net cash provided by (used in) investing activities	(72)	734

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	216
Borrowing from a credit facility	1,575	-
Net cash provided by financing activities	1,581	216
Increase in cash and cash equivalents	4,445	1,082
Cash and cash equivalents, beginning of period	9,879	9,517
Cash and cash equivalents, end of period	$14,324	$10,599

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$--	$--
Interest expenses paid	$--	$--

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a financial holding company whose business is conducted primarily through our indirect wholly owned operating subsidiary, CMG Shanghai Ltd. ("CMG Shanghai"), a company organized under the laws of the People's Republic of China. In April 2004, we acquired CMG Shanghai and its immediate parent, Cathay Merchant Group Ltd., a company organized under the laws of Samoa. CMG Shanghai is an international merchant banking company. Merchant banking encompasses a broad spectrum of activities related to the integrated combination of merchant banking, trading, financing commercial trade and proprietary investing. CMG Shanghai's merchant banking activities may provide specialized corporate finance services and advise clients on corporate strategy and structure, including mergers and acquisitions and capital raising in Asia. These activities may also include proprietary investing of our own capital in enterprises to realize long-term or trading gains. We are developing a wind energy project in China, the Twin Dragons Wind Farm, which is a 160-megawatt project in the Hebei Province in China.

We were formed in January 1977 as American Electromedics Corp. and changed our name to Equidyne Corporation in December 1999 and to Cathay Merchant Group, Inc. in October 2004. Since our formation, we had invested in various medical device companies and technologies. From January 1999 until January 2004, we had principally focused on the development of patented, needle-free drug delivery systems, principally the reusable INJEX™ System. In early 2002, our executive management evaluated our technologies, markets and production capabilities and concluded that a change in our strategic focus was necessary as our production capabilities were not cost effective nor were our sales and marketing programs generating satisfactory results. We evaluated strategic alternatives both within and outside of the medical products industry. On January 6, 2004, Equidyne Systems, Inc., our wholly owned subsidiary, sold all its right, title and interest in and to its needle-free technologies to HNS International Inc.

From January 2004 to April 2004, we pursued the opportunity to enter into the international merchant and investment banking industry, culminating in our acquisition of Cathay Merchant Group Ltd. and CMG Shanghai in April 2004.

Basis of Presentation

The unaudited interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the fiscal year ended July 31, 2004. In our opinion, the unaudited consolidated financial statements contained herein include all necessary adjustments, which are of a normal recurring nature, in order to ensure that the financial statements are not misleading. The results for the periods presented herein may not be indicative of the results for any subsequent period or the entire year.

2.	LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the nine and three months ended April 30, 2005 and 2004, due to their anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	NINE MONTHS ENDED APRIL 30,
	2005	2004
Net loss	$(1,392)	$(2,201)
Weighted-average shares	18,529	15,502
Net loss per share, basic and diluted	$(0.08)	$(0.14)

	THREE MONTHS ENDED APRIL 30,
	2005	2004
Net loss	$(565)	$(365)
Weighted-average shares	18,797	15,635
Net loss per share, basic and diluted	$(0.03)	$(0.02)

3.	STOCK-BASED COMPENSATION

In accordance with Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as described more fully in the Company's annual report on Form 10KSB for the year ended July 31, 2004. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the nine and three months ended April 30, 2005 and 2004.

Had compensation expense been determined based on the fair values at dates of grant for its stock options under FAS 123, as amended by FAS 148, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):

	NINE MONTHS ENDED APRIL 30,
	2005	2004
Net loss, as reported	$(1,392)	$(2,201)
Deduct: Stock-based employee compensation expense determined under fair
value based method	-	(507)
Pro forma net loss	$(1,392)	$(2,708)
Net loss per share, basic and diluted, as reported	$(0.08)	$(0.14)
Net loss per share, basic and diluted, pro forma	$(0.08)	$(0.17)

	THREE MONTHS ENDED APRIL 30,
	2005	2004
Net loss, as reported	$(565)	$(365)
Deduct: Stock-based employee compensation expense determined under fair
value based method	-	-
Pro forma net loss	$(565)	$(365)
Net loss per share, basic and diluted, as reported	$(0.03)	$(0.02)
Net loss per share, basic and diluted, pro forma	$(0.03)	$(0.02)

The fair values under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2004
Expected life (years)	3
Interest rate	4.0%
Volatility	0.95
Dividend yield	0.0%

For purposes of pro forma disclosures, the estimated fair value of the options granted in fiscal year 2004 had been fully expensed in the same year

In December 2004, FAS 123 was revised, which eliminates the alternative to use APB Opinion No.25’s intrinsic value method of accounting that was provided in FAS 123 as originally issued. The revised FAS123 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company does not expect that such revision will have significant impact on the Company’s financial position in the foreseeable near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are a financial holding company whose business is conducted primarily through our indirect wholly owned operating subsidiary, CMG Shanghai Ltd. ("CMG Shanghai"), a company organized under the laws of the People's Republic of China. In April 2004, we acquired CMG Shanghai and its immediate parent, Cathay Merchant Group Ltd., a company organized under the laws of Samoa. CMG Shanghai is an international merchant banking company. Merchant banking encompasses a broad spectrum of activities related to the integrated combination of merchant banking, trading, financing commercial trade and proprietary investing. CMG Shanghai's merchant banking activities may provide specialized corporate finance services and advise clients on corporate strategy and structure, including mergers and acquisitions and capital raising in Asia. These activities may also include proprietary investing of our own capital in enterprises to realize long-term or trading gains. Our current proprietary investment involves the development of a wind energy project in China, the Twin Dragons Wind Farm, which is a 160-megawatt project in the Hebei Province in China. See “Current Proprietary Investment – The Twin Dragons Wind Farm Project, Hebei Province, China” below for more details.

We were formed in January 1977 as American Electromedics Corp. and changed our name to Equidyne Corporation in December 1999 and to Cathay Merchant Group, Inc. in October 2004. Since our formation, we had invested in various medical device companies and technologies. From January 1999 until January 2004, we had principally focused on the development of patented, needle-free drug delivery systems, principally the reusable INJEX™ System. In early 2002, our executive management evaluated our technologies, markets and production capabilities and concluded that a change in our strategic focus was necessary as our production capabilities were not cost effective nor were our sales and marketing programs generating satisfactory results. We evaluated strategic alternatives both within and outside of the medical products industry. On January 6, 2004, Equidyne Systems, Inc., our wholly owned subsidiary, sold all its right, title and interest in and to its needle-free technologies.

Dynamic Dental Systems, Equidyne Systems and Equidyne Holdings are three inactive subsidiaries of our company. On April 12, 2005, our company, as sole shareholder of Dynamic Dental Systems, Equidyne Systems and Equidyne Holdings, executed a shareholder’s resolution authorizing the dissolution of Dynamic Dental Systems and Equidyne Systems and the termination of the Equidyne Holdings business trust. The Secretary of State of the State of Delaware has issued a Certificate of Dissolution to reflect the dissolution of Dynamic Dental Systems. On May 2, 2005, our company filed an application for a Certificate of Dissolution with the Secretary of State of the State of California to commence the dissolution of Equidyne Systems; we expect such application to be approved shortly. We have also instructed our legal counsel to commence the dissolution of the Equidyne Holdings business trust in the Commonwealth of Massachusetts.

The following discussion and analysis of the results of operations and financial condition of our company for the nine and three months ended April 30, 2005 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our company's most recent annual report on Form 10-KSB for the fiscal year ended July 31, 2004 filed with the U.S. Securities and Exchange Commission (the "SEC").

RESULTS OF OPERATIONS – NINE MONTHS ENDED APRIL 30, 2005

Net product sales were $nil for the nine months ended April 30, 2005, compared to $39,000 for the same period in 2004. The $nil sales in the current period reflected our change in strategic focus and the effect of the cessation of the sales and marketing activities for the needle-free business in December 2003, in anticipation of the completion of the sale of that business on January 6, 2004. As a result of our acquisition of Cathay Merchant Group Ltd. And CMG Shanghai Ltd., we refocused our business to pursue merchant banking business in Asia. We are currently exploring business opportunities in Asia and we do not expect to generate significant revenue from these operations in the near term.

Cost of sales for the nine months ended April 30, 2005 were $nil, compared to $74,000 for the same period in 2004.

Selling, general and administrative expenses for the nine months ended April 30, 2005 were $1.4 million compared to $2.4 million for the same period in 2004. Our company paid $0.8 million for reimbursement of expenses and administrative and management fees to MFC Bancorp Ltd. (“MFC Bancorp”) and its subsidiaries (collectively with MFC Bancorp, “MFC”) for the nine months ended April 30, 2005.

Gain on sale of patents, property and equipment were $nil for the nine months ended April 30, 2005, compared to $0.2 million in the same period in 2004.

We reported net loss of $1.4 million, or $0.08 per common share, for the nine months ended April 30, 2005, compared to $2.2 million, or $0.14 per common share, in the same period in 2004.

RESULTS OF OPERATIONS – THREE MONTHS ENDED APRIL 30, 2005

Selling, general and administrative expenses for the three months ended April 30, 2005 were $0.5 million compared to $0.4 million for the same period in 2004. Our company paid $0.3 million for reimbursement of expenses and administrative and management fees to MFC for the three months ended April 30, 2005.

We reported net loss of $0.6 million, or $0.03 per common share for the three months ended April 30, 2005, compared to $0.4 million, or $0.02 per common share, in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, our Company had working capital of $10.4 million, compared to working capital of $10.2 million at July 31, 2004.

We entered into a five-year $20 million revolving credit facility dated April 26, 2004 with MFC Merchant Bank S.A. (“MFC Merchant Bank”), a subsidiary of MFC Bancorp, which is to mature in March 2009. In August 2004, MFC Merchant Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of April 30, 2005, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20,000,000, and a floating charge on all of our company’s other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20,000,000, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties.

As discussed below under the heading, “Current Proprietary Investment – The Twin Dragons Wind Farm Project, Hebei Province, China,” we believe that we have sufficient working capital to meet operating expenses in respect of the Twin Dragons Wind Farm Project during the next twelve months. Currently, we are also seeking investments in or acquisitions of companies, technologies or products in connection with our merchant banking activities. We may need additional capital if we pursue other opportunities that we may identify through such activities. Should the need arise, we will consider financing alternatives in addition to the possibility of further draws under our credit facility with MFC Merchant Bank, including the possibility of effecting private placements of our securities.

As a general guideline, we anticipate spending approximately $125,000 per month on our day-to-day general and administrative operations during the next six months. This amount includes a monthly payment of $75,000 to MFC Merchant Bank for various financial and operating advisory services pursuant to a financial advisory agreement dated January 1, 2004. In addition, our company estimates spending approximately $50,000 per month for general and administrative expenses associated with the operation of our company. Since our start-up and development costs are not fixed, we may be required to expend a significant amount of additional funds.

There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

Operating Activities

Operating activities provided cash of $2.9 million for nine months ended April 30, 2005, compared to $0.1 million in the same period in 2004, primarily as a result of collection of refundable income taxes.

Investing Activities

Investing activities used cash of $72,000 for the nine months ended April 30, 2005, compared to $0.7 million cash provided in the same period in 2004, primarily due to purchase of fixed assets in 2005.

Financing Activities

Financing activities provided cash of $1.6 million for the nine months ended April 30, 2005, compared to $0.2 million in the same period in 2004, primarily due to borrowing from a credit facility in 2005.

CURRENT PROPRIETARY INVESTMENT – THE TWIN DRAGONS WIND FARM PROJECT, HEBEI PROVINCE, CHINA

On December 3, 2004, our wholly-owned subsidiary, Cathay Merchant Group Ltd., was assigned, for consideration of $10, all of MFC Bancorp’s rights and interest under a memorandum of understanding dated September 16, 2004, and a subsequent addendum, among MFC Bancorp and three Chinese county governments, Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government, relating to an initial development of a new 160-megawatt wind energy project in Hebei Province, China, to be known as the Twin Dragons Wind Farm.

Cathay Merchant Group Ltd., our wholly-owned subsidiary, has the exclusive right to develop the wind power project on 55 square kilometers of land in Hebei Province, for a minimum of three years. Cathay Merchant Group Ltd. is in the process of establishing a Shanghai-based wholly-owned foreign enterprise under the laws of China, to be called Cathay Merchant Group Wind Energy Company.

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

A new Law on Renewable Sources was approved by the 14th Meeting of the Standing Committee of the National People’s Congress on February 28, 2005 that becomes effective as of January 1, 2006. This new law includes provisions that the power grid operators are required to purchase the full amount of electricity supplied from registered renewable energy producers at a price to be calculated, adjusted and determined by the State Council price bureau which will be publicly disclosed. The new law also provides for subsidized local financing institution loans and for tax incentives to be determined by State Council.

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

Our company intends to obtain land use rights for the construction and operation of the wind farm. In anticipation of acquiring property rights to the proposed site, our company has entered into a Wind Park Project Land Use Rights Agreement dated January 23, 2005, among our wholly-owned subsidiary Cathay Merchant Group Ltd., Weichang Manchu Mongolia Autonomous County Government, Yudaokou Town Government and Laowopu Town Government. The land use rights agreement is conditional upon obtaining a satisfactory feasibility study and all necessary approvals for the operation of the proposed wind farm. The land use rights agreement states that upon satisfaction of such conditions, Weichang Manchu Mongolia Autonomous County Government, Yudaokou Town Government, and Laowopu Town Government will carry out all reasonable efforts to obtain land use rights of the proposed site for the construction and operation of the wind farm by Cathay Merchant Group Ltd.. We anticipate that the land use rights will be for a term of 50 years and will cost our company a lump sum payment of approximately RMB125,000 ($15,060) for every wind turbine that our company decides to install on the proposed site.

Our estimated operating expenses for the project over the next twelve months total $0.4 million. Our estimates of the operating expenses over the next twelve months may be significantly impacted by legislative changes that are anticipated to be introduced in China within the next 12 months, particularly in connection with a review of Chinese energy policy and regulation that the Chinese governments will be undertaking in connection with the formulation of its 11th Five-Year Plan which will cover the period from 2006 to 2010.

We anticipate that we will have sufficient working capital available to us to meet these estimated costs and expenses over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth our best estimates for material long-term obligations as at July 31, 2004. Operating leases include commitments for office space, computers and office equipment. As of July 31, 2004, our principal business office is located in Shanghai, People’s Republic of China. We occupy approximately 113 square meters of leased office space, under an informal, month-to-month lease arrangement with MFC and payment under this arrangement is not included in the following table. We paid $6,400 during the fiscal year ended July 31, 2004, under this arrangement. The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. Our contractual obligations as of July 31, 2004 were:

		Payments Due by Period
		(in $000’s)
Contractual Obligations(1)		Total		Less Than One Year		2-3 Years		4-5 Years		After 5 Years
Capital Lease Obligations	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Leases		60		29		31		Nil		Nil
Purchase Obligations (2)		42		14		28		Nil		Nil
Total Contractual Obligations		$102		$43		$59	$	Nil	$	Nil

(1)	There have been no material changes to the contractual obligations of our company subsequent to July 31, 2004.
(2)	Purchase obligations represent engineering fee for wind speed measurements.

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

As of April 30, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent quarter that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting its business, our company may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of April 30, 2005.

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

CATHAY MERCHANT GROUP, INC.

Dated:	June 14, 2005	By: /s/ Michael J. Smith
Michael J. Smith
Chief Executive Officer, President and Chief Financial Officer