Form 10KSB
period 2005-07-31
CATHAY MERCHANT GROUP, INC.
filed 2005-10-31
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-16283

CATHAY MERCHANT GROUP, INC.
(Name of small business issuer in its charter)

DELAWARE	04-2608713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3604 Tower 1,
Kerry Everbright City,
218 Tian Mu Road West,
Shanghai, P.R. China	200070
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (86)-21-6353-0012

Securities registered under Section 12(b) of the Exchange Act:

Common Shares, par value $0.10	American Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $5,723,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12B-2 of the Exchange Act.)

13,572,685 common shares @ $0.52 (1)= $7,057,796
(1) Closing price on September 30, 2005.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date.
18,796,829 common shares issued and outstanding as of October 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars, unless otherwise specified, and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We were incorporated on January 28, 1977, as American Electromedics Corp. On December 10, 1980, we merged with Matrix Research and Development Corporation, a corporation existing under the laws of the State of New Hampshire, with us continuing on as the surviving company. On January 5, 2000, we changed our name to Equidyne Corporation and on October 6, 2004, to Cathay Merchant Group, Inc.

Our principal business office is located at 3604 Tower 1, Kerry Everbright City, 218 Tian Mu Road West, Shanghai, People’s Republic of China 200070. Our registered office for service in the State of Delaware is located at 933 Westover Road Street, City of Wilmington, Delaware 19807.

Since our incorporation, we have been operating our business primarily through our subsidiaries. The names of our subsidiaries, their jurisdictions of organization and our percentage voting ownership of each are as follows:

Name of Subsidiary	Jurisdiction of Incorporation or Organization	Percentage Share Ownership as of July 31, 2005
Cathay Merchant Group Ltd.	Samoa	100%
Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. (1)	People’s Republic of China	100%
Cathay Merchant Group (Nevada), Inc.	Nevada	100%
AWP Aluminium Walzprodukte GmbH (1)	Germany	100%
MAW Mansfelder Aluminiumwerke GmbH (2)	Germany	100%
AFM Aluminiumfolie Merseburg GmbH (1)	Germany	100%

(1)	Wholly-owned by Cathay Merchant Group Ltd.

(2)	Wholly-owned by AWP Aluminium Walzprodukte GmbH

HISTORY OF OUR BUSINESS

Needle-Free Business

From our incorporation until December, 2003, we invested in various medical device technologies. From January, 1999, until September, 2003, we, through our wholly-owned subsidiary, Equidyne Systems, Inc., primarily focused our efforts on the development and sale of patented, needle-free drug delivery systems, principally the reusable INJEX™ System.

Sale of Needle-Free Business and Development of Diversification Strategy

In 2002, our executive management evaluated our technologies, markets and production capabilities and concluded that a change in our strategic focus was necessary as our production capabilities were not cost effective, nor were sales and marketing programs generating satisfactory results. In September, 2003, after our management made little progress in developing our needle-free business or pursuing diversification opportunities, our shareholders voted to replace our board of directors who, in turn, appointed a new executive management team. Under new leadership, our board of directors and management operated with three principle objectives: (i) minimize operating expenses; (ii) further evaluate and realize value from our existing needle-free technologies; and (iii) seek new business opportunities, investments and acquisitions not necessarily in the medical device field.

Pursuant to an asset purchase agreement dated December 8, 2003, between Equidyne Systems, our wholly-owned subsidiary, and HNS International, we agreed to sell to HNS International all of our right, title and interest in and to: (i) our INJEX needle-free injection device; and (ii) our patent protection related to INJEX. The purchase price for the assets purchased by HNS International was $750,000. HNS International is owned and controlled by Jim Fukushima, who was a member of our board of directors from September, 1999, to July, 2003. In connection with the sale, we agreed not to develop, manufacture, promote, market, sell or otherwise exploit, directly or indirectly, any device similar or competitive with INJEX for a period of ten years following the execution of the asset purchase agreement.

CURRENT BUSINESS

Overview

Our primary business involves the manufacturing and trading of aluminium products.

AWP Aluminium Walzprodukte and AFM Aluminiumfolie Merseburg

Our wholly-owned subsidiary, Cathay Merchant Group Ltd., a company incorporated under the laws of Samoa (“Cathay Samoa”), acquired all of the shares of AWP Aluminium Walzprodukte GmbH and AFM Aluminiumfolie Merseburg GmbH on June 30, 2005. The companies were acquired for a combined purchase price of $18.5 million (Euro 15,300,000). AWP Aluminium Walzprodukte is based in Berlin, Germany, and operates an aluminium rolling mill through its wholly-owned subsidiary, MAW Mansfelder Aluminiumwerke GmbH. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products. On the same date, we also acquired AFM Aluminiumfolie Merseburg, which operates an aluminium rolling mill factory in Merseburg, Germany and produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and other technical applications. Total combined production from the two mills during the calendar year ended December 31, 2004 was 32,000 metric tonnes of finished products. The maximum total combined annual production from the two mills is 40,000 metric tonnes. The principal market for all of our aluminium products is primarily Europe, and we intend to utilize our acquisitions as a trading platform for Chinese companies involved in the export of aluminium products to Europe. We will use our product expertise, our market know-how and our specialized technical equipment of our two mills as a platform for our aluminium trading business which will include the import of semi-finished and finished foil products from China for finishing and sale to Europe and the Middle East. For example, we will import semi-finished products from China which will be sold after having been slitted, annealed and newly packed in custom coils at the mill operated by AFM Aluminiumfolie Merseburg. We will also provide our Chinese aluminium foil producers with foilstock, produced in the mill operated by AWP Aluminium Walzprodukte, which will be further rolled to finished or semi-finished aluminium foil products by these Chinese producers. We will then import these finished and semi-finished products for sale in Europe and the Middle East. By employing this strategy, we make use of cost advantages provided by using these Chinese aluminium foil producers while securing a high quality foil product.

We, through Cathay Samoa, acquired all of the outstanding shares of AFM Aluminiumfolie Merseburg, pursuant to a share purchase agreement dated June 30, 2005, from an unrelated third party for a purchase price of $8.5 million (Euro 7,020,000). We paid $4.8 million (Euro 4,000,000) in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $3.7 million (Euro 3,020,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Samoa and is guaranteed by us.

We acquired all of the outstanding shares of AWP Aluminium Walzprodukte pursuant to a share purchase agreement dated June 30, 2005, between Cathay Samoa and Blake International, a wholly-owned subsidiary of MFC Bancorp Ltd., for a purchase price of $10.0 million (Euro 8,280,000). We paid $4.8 million (Euro 4,000,000) in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $5.2 million (Euro 4,280,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Samoa and is guaranteed by us. Blake International is a wholly-owned subsidiary of MFC Bancorp which directly and indirectly owns 5,224,144 of our issued and outstanding shares of common stock.

Our aluminium rolled products are semi-finished products including sheets, foils, strips and blanks that constitute the raw materials for the manufacture of finished goods which are completed by our customers. Our aluminium rolling mills produce products for industrial and commercial purposes. The process of producing semi-finished aluminium products requires subsequent rolling, or cold rolling, and finishing steps such as annealing, coating, leveling or slitting to achieve the desired thicknesses and metal properties.

Aluminium has several characteristics that provide value for diverse applications. Compared to substitute metals, aluminium is light-weight, has a high strength-to-weight ratio and is resistant to corrosion. Aluminium's greatest advantage, however, is that it can be recycled repeatedly without any material decline in performance or quality. Recycling of aluminium provides significant energy savings compared to the production of aluminium from other primary sources with significantly lower capital equipment costs.

We generally purchase primary aluminium at prices set on the London Metal Exchange plus a premium that varies by geographic region of delivery, form and alloy.

Industrial and commercial fabricators in the construction and automotive supply industry represent the largest customers for AWP Aluminium Walzprodukte’s products. Aluminium rolled products developed for this market segment are often decorative, offer insulating properties, are durable and corrosion resistant, and have a high strength-to-weight ratio. Aluminium siding, gutters, and downspouts comprise a significant amount of construction volume. Other applications include doors, windows, awnings, canopies, façades, roofing and ceilings. Most of the customers of AWP Aluminium Walzprodukte receive shipments in the form of aluminium sheets, foils, strips and blanks which are later fabricated according to our customers’ specifications. Demand for most of AWP Aluminium Walzprodukte’s products is seasonal, with higher demand occurring in the spring, summer and fall months and lower demand in the winter months. Accordingly, our aluminium mills typically generate higher revenues in the spring, summer and fall months.

The majority of our products are sold to two German subsidiaries of MFC Bancorp, which provide marketing services and re-sell the products to end-user customers.

AFM Aluminiumfolie Merseburg’s products include those that utilize aluminium foil because of its light weight, recyclability and formability and because it has a wide variety of uses in packaging. Aluminium foil can be processed to create a very thin foil that can be plain or printed and is typically laminated to plastic or paper to form an internal seal for a variety of packaging applications including flexible (food and beverage) packaging, pharmaceutical packaging and other technical applications. Customers typically order coils of such foil in a range of thicknesses from 6 microns to 50 microns. AFM Aluminiumfolie Merseburg enters into annual supply agreements with a majority of its larger customers that are typically concluded during the fall and winter months to cover the customers’ requirements for the following year. This makes AFM Aluminiumfolie Merseburg’s revenues relatively predictable at an early time in the year.

The aluminium products of AWP Aluminium Walzprodukte are sold to distributors, as well as end-users, principally for use by industrial and commercial fabricators of aluminium products whereas the aluminium products of AFM Aluminiumfolie Merseburg are sold exclusively to industrial fabricators.

Other Investments

We, through our wholly-owned subsidiaries, Cathay Samoa and Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd., also have a proprietary investment of two wind farms in China to sell electricity generated from wind power. The Twin Dragon Wind Farm has land rights to approximately 50 square-kilometers of land in Weichang County, Hebei Province and has almost completed the first year of wind testing. The Kanglong Wind Farm has land rights to approximately 60 square-kilometers of land in Kangbao County, Hebei Province and has just initiated wind testing. In general, we have land rights for three years on each site for wind testing and development with a requirement to erect at least one wind turbine in that period. Early estimates are that each site can be built out to about 200 megawatts in one or more phases. Each site has three meteorological wind testing towers monitoring weather data.

We have retained a recognized independent third party wind consulting firm to ensure data integrity and to undertake wind studies. The initial feasibility study is forthcoming for the Twin Dragon Wind Farm. In general, the preliminary wind results for Twin Dragon Wind Farm are positive, and in the range anticipated. Initial indications on the price to be paid for power generated are positive also. The power purchase agreements in China generally are on a year to year basis, which does increase risk. We are undertaking the licensing process in China. We are in the process of selecting equipment for the two wind farms

The wind consultancy has recommended that we extend the wind testing period for another year on the Twin Dragon Wind Farm to ensure good benchmark wind data because there is a lack of good historical wind measurements in the area. Chinese developers are typically developing projects with one year's wind data. If we use foreign equity, it is likely that Twin Dragon Wind Farm will not be built until 2007 at the earliest.

We are in discussions with several local banks which have approached us to provide debt financing. There are also a number of China domestic companies that are interested in acquiring the Twin Dragon Wind Farm site either outright or entering into a joint venture to develop the site. We are in discussions with some of these companies as well as evaluating our options for foreign investment. At this point, we are analyzing all the options available for going forward, bearing in mind the pressure to develop the Twin Dragon Wind Farm site as soon as possible.

MFC CREDIT FACILITY

In order to provide a possible source of funding for our activities, we entered into a five-year, $20.0 million credit facility with MFC Merchant Bank. MFC Merchant Bank is a wholly-owned subsidiary of MFC Bancorp. Under the terms of the credit facility, MFC Merchant Bank agreed to provide us with a revolving credit facility in the principal amount of up to $20.0 million at any time and from time to time until the maturity date of March 31, 2009. The maturity date may be extended for an additional six-month term at MFC Merchant Bank’s option and sole discretion. Under the credit facility agreement, we may use all advances of the credit facility to fund: (i) operating and acquisition activities; and (ii) working capital and general corporate activities. The credit facility is secured by a pledge agreement and is evidenced by a promissory note.

At MFC Merchant Bank’s option, the credit facility is convertible into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock issuable in exchange for the $20.0 million credit facility (or a portion thereof) is: (x) the amount of the credit facility to be converted; divided by (y), the ten-day average of the closing price per share of our common stock immediately prior to the conversion.

On August 24, 2004, MFC Merchant Bank converted $1,575,000 of the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. Immediately thereafter, MFC Merchant Bank entered into a transfer agreement dated August 24, 2004, between MFC Merchant Bank and Sutton Park International Limited, another wholly-owned subsidiary of MFC Bancorp, whereby MFC Merchant Bank transferred its 3,150,000 shares to Sutton Park International at the same price of $0.50 per share for a total price of $1,575,000.

At a special meeting held on September 16, 2004, our shareholders approved the right for MFC Merchant Bank to convert the remaining $18,425,000 of the credit facility at any time into such number of shares of our common stock in accordance with the formula mentioned above. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of our company. For the consequences of this conversion, please see the section “Change of Control” located on page 49 of this annual report on Form 10-KSB.

COMPETITION

Competition of Our Aluminium Rolling Mills

The aluminium rolled products market is highly competitive. We face competition from a number of companies in Germany and from European companies selling their products to our markets. Our primary competitors in Europe are Norsk Hydro A.S.A., Alcan, Alcoa, Novelis and Corus. We compete based on our price, product quality, the ability to meet customers’ specifications, short delivery times and range of products offered. We also use sophisticated technical equipment and focus on high-end niche markets in order to maintain our competitive advantage.

In addition to competition from within the aluminium rolled products industry, we face competition from non-aluminium materials, as fabricators and end-users have, in the past, demonstrated a willingness to substitute other materials for aluminium. Aluminium competes with plastic and steel in building products applications. Factors affecting competition with substitute materials include price, ease of manufacture, consumer preference and performance characteristics.

RAW MATERIALS

Currently, our aluminium rolling mills are our only proprietary investments that require raw materials. The raw materials that we use in manufacturing include primary aluminium, recycled aluminium, sheet ingot and alloying elements. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities.

Aluminium

Both of our aluminium rolling mills obtain aluminium from a number of sources. We purchase hot rolled and cold rolled aluminium strip for rolling based on the price of aluminium as quoted on the London Metals Exchange plus an agreed upon per-ton conversion price that we negotiate with our suppliers on a yearly basis. Two of our significant suppliers of aluminium are Hydro Aluminium and Novelis. AWP Aluminium Walzprodukte produces foilstock which is used as raw material in the mill operated by AFM Aluminiumfolie Merseburg. For the one year period ended July 31, 2005, the aluminium rolling mills purchased 90% of their aluminium from suppliers on annual contracts.

Energy

We use several sources of energy in the manufacture and delivery of our aluminium rolled products. In the one year period ended July 31, 2005, natural gas and electricity represented 16% of the total cost of goods of our aluminium products and 90% of our energy consumption by cost. The majority of energy usage occurs during the rolling of aluminium strip. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing volatility in Germany has increased our energy costs.

CUSTOMERS

Currently, our aluminium rolling mills are our only proprietary investments that generate revenues. The majority of our products are sold to two German subsidiaries of MFC Bancorp, which provide marketing services and re-sell the products to end-user customers. Although we provide products to a wide variety of customers in Europe, we have experienced consolidation trends among our customers. In the one year period ended July 31, 2005, AFM Aluminiumfolie Merseburg’s seven largest end-user customers accounted for approximately 70% of its total sales and operating revenues. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users. The major customers of AFM Aluminiumfolie Merseburg include clients in the flexible packaging industry.

The major customers of AWP Aluminium Walzprodukte include manufacturers in the automotive supply industry and the construction industry. AWP Aluminium Walzprodukte’s customer base consists of approximately 240 small and medium sized customers.

We supply various end-use markets in approximately 10 countries through a direct sales force that operates from our offices in Merseburg and Hettstedt in Germany. Our sales department works in co-operation with IC Management Service GmbH and JH Trade & Financial Services GmbH, both of which are indirect wholly-owned subsidiaries of MFC Bancorp. The direct sales channel typically involves very large and sophisticated fabricators and original equipment manufacturers. Long standing relationships are maintained with leading companies in industries that use aluminium rolled products. Supply contracts with our large customers are generally for a term of one year and historically there has been a high degree of renewal business with such customers. AWP Aluminium Walzprodukte also sells products through aluminium distributors. Customers of distributors are widely dispersed, and sales through this channel are fragmented.

Distributors sell mostly commodity or less specialized products into many end-use markets, including the construction and industrial markets. We collaborate with our distributors to develop new end-use applications and improve the supply chain and order efficiencies.

Other Investments

In respect of each of our Twin Dragon Wind Farm and Kanglong Wind Farm, we purchased and installed three 70-meter meteorological masts on the property to collect detailed wind measurements at an aggregate cost of $0.1 million.

ENVIRONMENTAL INFORMATION

Our two aluminium rolling mills in Germany are subject to numerous and increasingly stringent laws and regulations governing the protection of the environment, health and safety. We regularly monitor and conduct environment, health and safety assessments of our two facilities. Environment, health and safety is a key component of our management operating system. We believe we have well-developed processes and we expect to continue to focus on this component going forward.

EMPLOYEES

Aluminium Rolling Mills

We have approximately 129 employees. Our mill in Hettstedt, Germany owned by AWP Aluminium Walzprodukte has approximately 73 employees and our mill in Merseburg, Germany has approximately 56 employees. Approximately 73 of our employees are represented by labour unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site level, and are of varying duration. We believe that we have good labour relations and we have not experienced a significant labour stoppage at either of our two operations during the last 15 years.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS RELATED TO OUR COMPANY

We may face a lack of suitable acquisition or merger or other proprietary investment candidates which may limit our growth.

In order to grow our business, we may seek to acquire or merge with or invest in new companies or opportunities. Our failure to make acquisitions or investments may limit our growth. In pursuing acquisition and investment opportunities, we may be in competition with other companies having similar growth and investment strategies. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices and a diminished pool of businesses, services or products available for acquisition or investment.

Although we intend to regularly review our credit exposure to specific clients and counterparties and to specific countries and regions, we are subject to significant credit risk which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

We attempt only to deal with creditworthy counterparties and obtain collateral where appropriate. However, although we intend to regularly review our credit exposure to specific clients and counterparties and to specific countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. We may also fail to receive full information with respect to the trading risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are undersecured, for example, as a result of sudden declines in market values that reduce the value of collateral. If we are unsecured and a party defaults on its credit obligations to us, our business, results of operations, financial condition and cash flow could be adversely affected.

We currently incur monthly general and administrative expenses.

As a general guideline, we anticipate spending approximately $145,000 per month on our day-to-day general and administrative operations excluding the operation of our aluminium rolling mills in Germany during the fiscal year ending July 31, 2006. This cost includes a monthly payment of $75,000 to MFC Merchant Bank for various financial and operating advisory services pursuant to a financial advisory agreement dated January 1, 2004. In addition to the $75,000 per month advisory costs, we estimate spending approximately $70,000 per month for corporate general and administrative expenses.

RISKS OF DOING BUSINESS IN CHINA

Any changes in the political and economic policies of, or any new regulations implemented by, the Chinese governments could affect, or even restrict, the operation of our business and our ability to generate revenues.

Our management is currently focused on operating our aluminium manufacturing and trading business, with particular emphasis on the importing of semi-finished and finished products from China for sale in Europe and the Middle East. Accordingly, our business, results of operations and financial conditions are affected to a significant degree by any economic, political and legal developments in China.

Since the late 1970s, the Chinese governments have been reforming China’s economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese governments have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Some modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China, as well as on our business. Furthermore, there is no guarantee that the Chinese governments will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in the political, economic and social conditions in China, changes in policies by the Chinese governments or changes in the laws and regulations imposed on renewable energy resources and industries could affect the manner in which we operate our business and restrict or prohibit transactions initiated or conducted by us. Any such changes or new regulations could affect our ability to generate and sell electricity and therefore affect our ability to generate revenues.

RISKS RELATED TO OUR PROPRIETARY ALUMINUM BUSINESS

We face significant competition in the aluminium producing market from competitors with greater financial resources and established revenues which could reduce our results of operations.

The market for producing aluminium rolled products is highly competitive. We expect to face competitors and potential competitors with substantially greater product development capabilities, financial, marketing and human resources than us. In addition, our competitive position within the European aluminium rolled products industry may be affected by many factors including the recent trend toward consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries and economies of scale in purchasing, production and sales, which accrue to some of our competitors. Increased competition could cause a reduction in our product sales and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial results.

The end-use markets for certain of our products are highly competitive and customers are willing to accept substitutes for our products which could reduce our results of operations.

The end-use markets for certain aluminium rolled products are highly competitive. Aluminium competes with other materials, such as steel, plastics, composite materials and glass, among others, for industrial and commercial applications. Aluminium also competes with plastics and composite materials as substitutes to aluminium foil. Customers have demonstrated a willingness to substitute other materials for aluminium. The willingness of our customers to accept substitutes for aluminium products could have a material adverse effect on our financial results.

A downturn in the economy could have a material adverse effect on our financial results.

The aluminium and metals industry in general is cyclical in nature. It tends to reflect and be amplified by general economic conditions, both domestically and abroad. Historically, in periods of recession or periods of minimal economic growth, the operations of aluminium companies have been adversely affected. Certain end-use markets for aluminium rolled products, such as the industrial and commercial sectors, experience demand cycles that are highly correlated to the general economic environment, which is sensitive to a number of factors outside our control. A recession or a slowing of the economy in Europe, where we sell our finished products, or a decrease in retail and commercial applications, could have a material adverse effect on our financial results. This may lead to significant fluctuations in demand and pricing for our products. In addition, during recessions or periods of low growth, the construction industries, which require industrial and commercial applications of aluminium products, typically experience major cutbacks in production, resulting in decreased demand for aluminium which may also lead to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing volume. Reduced demand and pricing pressures will adversely affect our financial condition and results of operations. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

We are subject to a broad range of environmental, health and safety laws and regulations in Germany, and we may be exposed to substantial environmental, health and safety costs and liabilities.

Our operations are subject to numerous national, regional and local environmental requirements, which govern, among other things, the discharge of hazardous materials into the air and water, the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. The costs of complying with these laws and regulations, including participation in assessments and remediation of sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities, including liabilities associated with divested assets and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close or divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial condition or results.

We use a variety of hazardous materials and chemicals in our rolling processes and in connection with maintenance work on our facilities. In the event that any of these substances or related residues proves to be toxic, we may be liable for certain costs, including, among others, costs for health-related claims or removal or treatment of such substances.

Our operations also require environmental permits and approvals from governmental authorities, and any of these permits and approvals are subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with these permits and approvals, or with other environmental requirements, may subject us to civil or criminal enforcement proceedings that can lead to fines and penalties against us, orders requiring us to take certain actions, and temporary or permanent shutdown of our affected operations. We have implemented practices and procedures at our operating facilities that are intended to promote compliance with environmental laws and regulations but we cannot assure you that we are at all times in compliance with all environmental requirements.

Estimating future environmental compliance and remediation costs and other environmental liabilities is imprecise due to the continuing evolution of environmental requirements and uncertainties about their application to our operations, the availability and applicability of technology and the allocation of costs among responsible parties. New environmental requirements, enforcement policies or legal proceedings, an environmental incident at one of our properties or operations, or the discovery of an additional environmental condition or new information about existing conditions, could all have a material adverse effect on our financial condition and results of operations.

We may be exposed to significant legal proceedings or investigations which would require significant amounts of capital to defend.

From time to time, we may be involved in, or be subject to, disputes, proceedings and investigations with respect to a variety of matters, including environmental, health and safety, product liability, employee, tax, contractual and other matters as well as other disputes and proceedings that arise in the ordinary course of business. Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management’s attention as well as operational resources. Any such dispute, litigation or investigation, whether currently pending or threatened or in the future, may have a material adverse effect on our financial results.

We could be adversely affected by disruptions of our operations which would reduce our operating revenue and profitability.

Breakdown of equipment or other events, including catastrophic events such as natural disasters, leading to production interruptions in our plants could have a material adverse effect on our financial results. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, potentially resulting in a loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers and suffer substantial losses in operational capacity, any of which could have a material adverse effect on our financial results.

Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in Germany as well as the markets where we sell our products.

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our German operations and the countries where we sell our products. We have made investments and carry on production activities in Germany, and we market our products in Germany and certain other countries in Europe and the Middle East. While we anticipate that European countries will remain our principal customers and suppliers of our products, our suppliers also include emerging markets, namely China. Although China represents an attractive potential supplier of semi-finished aluminium products, it also has a higher degree of risk than suppliers from more developed countries. In addition to the business risks inherent in developing a supplier relationship with a newly emerging market, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labour problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results.

One of our aluminium rolling mills is staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results.

Approximately 73 of our employees at the rolling mil owned by AWP Aluminium Walzprodukte are represented by labour unions under collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial results.

We do not have long-term contractual arrangements with a substantial number of our customers and we may be adversely affected if our customers switch suppliers.

A substantial number of our customers do not have a long-term contractual arrangement with us. These customers purchase products from us on a purchase order basis and can cease doing business with us at any time and for any reason. We cannot assure you that these customers will continue to purchase our products. The loss of these customers or a significant reduction in their purchase orders could reduce our market share and have a material adverse effect on our sales volume and our business.

Adverse changes in currency exchange rates could negatively affect our financial results.

Our businesses and operations are exposed to the effects of changes in the exchange rates of the Euro, United States dollar and other currencies. We prepare our combined financial statements in United States dollars, but the majority of our earnings and expenditures are denominated in other currencies, primarily the Euro. Changes in exchange rates will result in increases or decreases in our reported costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity.

Our operations consume energy and our profitability may decline if energy costs were to rise, or if our energy supplies were interrupted.

We consume substantial amounts of energy in our rolling operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our two facilities. A number of factors could materially adversely affect our energy position including:

•	increases in costs of natural gas;

•	significant increases in costs of supplied electricity or fuel oil related to transportation;

•	interruptions in energy supply due to equipment failure or other causes; and

•	the inability to extend energy supply contracts upon expiration on economical terms.

If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability could decline.

We may encounter increases in the cost of raw materials and energy, which could have a material adverse effect on our financial condition and results of operations.

We require substantial amounts of raw materials in our business, consisting principally of aluminium. Any substantial increases in the cost of aluminium could adversely affect our financial condition and results of operations. The availability and price of aluminium depends on a number of factors outside our control, including general economic conditions, foreign demand for metallics and internal recycling activities by primary aluminium producers. Increased domestic and worldwide demand for aluminium have had and will continue to have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. Generally, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we can be exposed to fluctuations in raw materials prices, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our profitability. If raw material prices were to increase significantly without a commensurate increase in the market value of our products, our financial condition and results of operations would be adversely affected.

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.

The seven largest end-user customers of our aluminium products accounted for approximately 70% of the total sales and operating revenues of AFM Aluminiumfolie Merseburg in the one year period ended July 31, 2005. A significant downturn in the business or financial condition of its significant customers could materially adversely affect our results of operations. In addition, if its existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. Some of the longer term contracts under which we supply our customers are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to achieve cost savings and other benefits.

EMPLOYMENT RISKS

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plans.

We are highly dependent upon our management personnel because of their experience in the aluminium business and dealing with businesses located in China. The loss of the services of one or more of these individuals could impair our ability to manage us, or to obtain contracts for our services. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

RISKS OF ENFORCEMENT

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We are organized under the laws of the State of Delaware, United States. We will, however, seeking shareholder approval to change our jurisdiction of organization to the Turks and Caicos Islands. Our principal business office is located in Shanghai, China. Outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Turks and Caicos Islands company debtor doing business and with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

SECURITIES RISKS

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

Our common shares are currently traded on the American Stock Exchange under the symbol “CMQ”. Further announcements concerning our or our competitors’ technological innovations, new product and service offerings, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for companies and companies that carry out a portion of their business in China, fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, as well as general economic, political and market conditions in China and worldwide, may adversely affect the trading price of our common shares.

MFC Merchant Bank may unilaterally exercise its conversion rights of the remaining balance of the credit facility, thereby substantially diluting our shareholders’ holdings and resulting in a change of control of us.

MFC Merchant Bank, a bank organized under the laws of Switzerland, and a wholly-owned subsidiary of MFC Bancorp, has the right to convert the balance amount under a credit facility agreement dated April 26, 2004 with MFC Merchant Bank. As part of MFC Merchant Bank’s compensation for services to be performed by it under the credit facility agreement, MFC Merchant Bank may at any time and from time to time during the term of the agreement, convert the balance of the credit facility or any portion thereof into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock to be exchanged for the balance, or portion thereof, of the credit facility is: (amount of credit facility to be converted) divided by (the applicable ten day average of the closing price of the shares of our common stock).

On September 16, 2004, at a special meeting of our shareholders, our shareholders approved the right of MFC Merchant Bank to convert the remaining $18,425,000 amount of the credit facility into shares of our common stock. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of us. Based on our ten-day average of the closing price of our common stocks of and including September 30, 2005, of $18,425,000 the remainder of the credit facility may be converted into 36,127,450 shares of our common stock, or 66% of our outstanding stock as of such date. As a result, MFC Bancorp, its subsidiaries and affiliates would be beneficial owner, in the aggregate, of 41,351,594 shares of our common stock, or 75% of our outstanding common stock as of such date (assuming issuance of the 36,127,450 shares as of such date). The conversion of the remaining balance under the credit facility would significantly dilute our shareholders and would grant MFC Bancorp power to unilaterally approve special resolutions without the support of any of our other shareholders.

TAX RISKS

Upon the consummation of the continuance, we may be subject to United States income tax liabilities which may adversely effect our working capital.

Upon the continuance, we will be deemed to have disposed of all of our property at its fair market value, which may cause net taxable capital gains and income for which we will incur United States federal income tax liability.

Upon the consummation of the continuance, we will be taxed as a Turks and Caicos Islands corporation. The American Jobs Creation Act of 2004 includes provisions the effect of which is to treat certain corporations that undergo “inversion transactions” as United States corporations. While we believe that these provisions will not apply to the merger and continuance, there is a risk that the Internal Revenue Service would interpret the rules so as to treat us as a United States corporation. As a result, future income would be subject to United States income tax. We anticipate that we would not have significant income subject to United States tax in the future. We intend to invest in corporations that would be treated as controlled foreign corporations which would have operating businesses outside of the United States. We do not intend to repatriate any income from such corporations in the foreseeable future. As a consequence, we anticipate that any future income that would be subject to United States tax would be minimal.

Item 2.           Description of Property.

Our principal business office is located in Shanghai, People's Republic of China in approximately 113-square-meters of leased office space, under an informal, month-to-month lease arrangement. We paid $19,000 during the fiscal year as rent under this arrangement. We believe that our existing facilities are adequate for our needs through the end of the year ended July 31, 2006. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

The aluminium rolling mill held by AFM Aluminiumfolie Merseburg is located in the city of Merseburg, Germany and the aluminium rolling mill held by AWP Aluminium Walzprodukte is located in the city of Hettstedt, Germany. Both AFM Aluminiumfolie Merseburg and AWP Aluminium Walzprodukte hold their respective buildings and capital property based upon long-term leases pursuant to agreements with Grundstuckfonds Sachsen-Anhalt GmbH ("GSA"), a company owned by the German government. AFM Aluminiumfolie Merseburg pays approximately $0.3 million (£228,000) per year under its lease which expires on September 30, 2010. Thereafter the lease will be automatically renewed for one-year terms until either party provides six months notice to cancel the lease. The lease may be terminated by AFM Aluminiumfolie Merseburg at any time after September 30, 2007 with three months notice. AWP Aluminium Walzprodukte pays approximately $0.2 million (£174,000) per year under its lease which expires on August 31, 2012. Thereafter, the lease will be automatically renewed for one-year terms until either party provides six months notice to cancel the lease. The lease may be terminated by AWP Aluminium Walzprodukte at any time after August 31, 2009 with three months notice.

We have two purchase option agreements with GSA to purchase the land, buildings and equipment under the leases.

We have an option, under the purchase option agreement between AFM Aluminiumfolie Merseburg and GSA, to purchase the land, buildings and equipment at a price of £3,400,000. The option is to expire on September 30, 2007.

We also have an option, under the purchase option agreement between MAW Mansfelder Aluminiumwerk and GSA, to purchase the land, buildings and equipment at a price of £3,035,000. The option is to expire on July 31, 2009.

We are currently negotiating amendments to both purchase option agreements with the representatives of GSA. Final option price negotiations are being refined and, if adjusted, are expected to be adjusted in the Company's favor.

Item 3.           Legal Proceedings.

As of October 1, 2005, we were not party to any pending legal proceedings and none of our directors, officers, affiliates or significant shareholders were party to any material legal proceedings which were adverse to us. In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters.

Item 4.           Submissions of Matters to a Vote of Security Holders.

On June 15, 2005, we called an annual and special meeting of our shareholders, held at 3604 Tower 1, Kerry Everbright City, 218 Tian Mu Road West, Shanghai, People’s Republic of China 200070, to:

•	elect Michael J. Smith, Jelena Djordjevic-Lausevic, Mirjana Lausevic-Zdravkovic and Silke Brossmann as our directors to hold office until the next annual meeting of our shareholders;

•
appoint Peterson Sullivan PLLC, certified public accountants, as our independent accountants for the year ending July 31, 2005, and to authorize our board of directors to fix the remuneration of the independent accountant;

•
consider, and if thought fit, to approve a resolution by shareholders holding at least a majority of shares of our common stock entitled to be voted at the meeting, to carry out a merger of our company with and into Cathay Merchant Group (Wyoming), Inc., a Wyoming corporation, a wholly-owned subsidiary which was incorporated for the sole purpose of effecting the merger, with Cathay Merchant Group (Wyoming) as the surviving corporation, the terms and conditions of which are set out in an Agreement and Plan of Merger dated March 11, 2005, with Cathay Merchant Group (Wyoming); and

•
subject to the consummation of the merger, to consider, and if thought fit, approve a resolution by shareholders holding at least two-thirds of the shares entitled to be voted at the meeting, to carry out a continuance of our merged company, a Wyoming corporation, from the jurisdiction of the State of Wyoming, United States, to the Turks and Caicos Islands.

The following table sets out the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted upon:

Matter Voted Upon	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions and Broker Non-Votes
Election of:(1) Michael Smith Jelena Djordjevic-Lausevic Mirjana Lausevic-Zdravkovic Silke Brossmann	14,791,096 14,703,540 14,789,690 14,789,000	None None None None	1,779,955 1,867,505 1,781,355 1,782,045	None None None None
Appointment of Peterson Sullivan, PLLC (1)	15,579,260	984,585	N/A	7,200
Merger with Cathay Merchant Group (Wyoming), Inc.	5,114,128	1,872,600	N/A	9,584,317(2)(4)
Continuance to Turks and Caicos Islands	4,995,248	1,994,260	N/A	9,581,537(3)(4)

(1)	There were a total of 16,571,045 common shares voted.

(2)	Consisting of 22,380 abstentions and 9,561,937 broker non-votes.

(3)	Consisting of 19,600 abstentions and 9,561,937 broker non-votes.

(4)
Under the laws of the State of Wyoming, the proposal to merge our company with Cathay Merchant Group (Wyoming), Inc. and then continue it to the Turks and Caicos Islands required shareholder approval from shareholders holding at least two-thirds of the total issued and outstanding shares of our common stock entitled to be voted at the meeting. At the meeting on June 15, 2005, we did not receive two-thirds approval of the transaction due to a significant number of broker non-votes, which votes, under Delaware law, act as a vote against the proposal.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock has been listed on the American Stock Exchange since December 15, 2000. Our common stock traded under the symbol “IJX” from December 15, 2000, to October 6, 2004, and has traded under the symbol “CMQ” since October 6, 2004. Our common stock was previously traded in the over-the-counter market on the National Association of Securities Dealers Inc.’s Over-the-Counter Electronic Bulletin Board in the United States under the symbol “INJX”. The following table sets forth, for the periods indicated, the high and low sale prices as reported by Yahoo Finance:

	High	Low
FISCAL YEAR ENDED JULY 31, 2004
First Quarter	$0.64	$0.45
Second Quarter	$0.71	$0.50
Third Quarter	$0.77	$0.55
Fourth Quarter	$0.75	$0.51
FISCAL YEAR ENDED JULY 31, 2005
First Quarter	$0.53	$0.46
Second Quarter	$0.84	$0.42
Third Quarter	$0.68	$0.44
Fourth Quarter	$0.69	$0.42

On October 1, 2005, the shareholders' list for our common stock showed 164 registered stockholders and 18,796,829 shares issued and outstanding.

Dividend Policy

During the years ended July 31, 2005 and 2004, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act of 1933 during the three months ended July 31, 2005.

Equity Compensation Plan Information

We established the 1996 Stock Option Plan providing for the issuance of stock options to acquire an aggregate of up to 300,000 shares of our common stock. In 1999 and 2000, additional stock options to acquire an aggregate of 400,000 and 800,000 shares of our common stock, respectively, were approved by our shareholders, increasing the number of stock options to acquire an aggregate of up to 1,500,000 shares of our common stock under the 1996 Stock Option Plan. Stock options granted under the 1996 Stock Option Plan are either incentive stock options or non-qualified stock options which are granted to employees, officers, directors and other persons who perform services for or on our behalf.

We established a Long Term Incentive and Share Award Plan in 2002, which permits the issuance of stock options to acquire an aggregate of up to 1,000,000 shares of our common stock. Stock options granted under the 2002 Share Award Plan are either incentive stock options or non-qualified stock options which are granted to our employees, officers, directors or consultants.

The following table provides a summary of the number of stock options granted under the Long Term Incentive and Share Award Plan of 2002 and the 1996 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance, all as at July 31, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	563,141(1)	$0.87	1,148,000
Equity compensation plans not approved by security holders	525,000	$0.87	Nil
Total	1,088,141	$0.87	1,148,000

(1)	Of this amount, an aggregate of 317,891 stock options have been granted under our 1996 Stock Option Plan and an aggregate of 245,250 under our Long Term Incentive and Share Award Plan of 2002.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the three months ended July 31, 2005.

Item 6.           Management's Discussions and Analysis or Plan of Operation.

The following is a discussion and analysis of our results of operations and financial position for the two fiscal years ended July 31, 2005 and 2004 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-KSB. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the section entitled “Risk Factors” for a complete list of our risk factors.

Company Overview

Our primary business involves the manufacturing and trading of aluminium products.

On June 30, 2005, we acquired all of the shares of AWP Aluminium Walzprodukte and AFM Aluminiumfolie Merseburg for consideration of $18.5 million (Euro 15,300,000).

We acquired all of the outstanding shares of AWP Aluminium Walzprodukte from Blake International, a wholly-owned subsidiary of MFC Bancorp, pursuant to a share purchase agreement dated June 30, 2005, for consideration of $10.0 million (Euro 8,280,000). AWP Aluminium Walzprodukte is based in Hettstedt, Germany, and operates an aluminium rolling mill through its wholly-owned subsidiary MAW Mansfelder Aluminiumwerke. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products, principally for the European market.

We acquired all of the outstanding shares of AFM Aluminiumfolie Merseburg, pursuant to a share purchase agreement dated June 30, 2005, for consideration of $8.5 million (Euro 7,020,000). AFM Aluminium Merseburg is based in Merseburg, Germany, and also operates an aluminium rolling mill. It produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and technical applications. AFM Aluminiumfolie Merseburg’s principal market is also Europe.

Our other two investments involve the development of wind farms in the Hebei Province of the People's Republic of China.

All of our revenues to date have been generated by our two aluminium rolling mills, which were acquired on June 30, 2005. We have not received any revenues from our wind farms.

Results of Operations – Fiscal Year Ended July 31, 2005 Compared to Fiscal Year Ended July 31, 2004

Net product sales for the year ended July 31, 2005, were $5.7 million compared with $39,000 for fiscal 2004. The increase in sales was due to product sales from our two new subsidiaries which operate the aluminium mills.

Cost of sales was $5.5 million for the fiscal year ended July 31, 2005, compared to $74,000 for the fiscal year ended July 31, 2004. The increase was in line with the increase in sales.

General and administrative expenses were $3.3 million during fiscal 2005, compared to $2.7 million during fiscal 2004.

We recognized an income tax benefit of $2.4 million during fiscal 2005, compared to $Nil during fiscal 2004.

We incurred a net loss of $0.7 million in fiscal 2005 compared to $2.6 million in 2004.

Liquidity and Capital Resources – Fiscal Year Ended July 31, 2005

We had cash and cash equivalents of $3.9 million as of July 31, 2005, compared to $9.9 million as of July 31, 2004. We have financed our operations from cash flow acquired in prior years from debt and equity financing. We had accumulated a deficit of $13.3 million as at July 31, 2005, compared to a deficit of $12.5 million as at July 31, 2004. As at July 31, 2005, we had working capital of $0.5 million, compared to $10.2 million at July 31, 2004.

We entered into a five-year $20.0 million revolving credit facility dated April 26, 2004 with MFC Merchant Bank which is to mature in March 2009. In August 2004, MFC Merchant Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of July 31, 2005, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20.0 million, and a floating charge on all of our other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20.0 million, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties.

As a result of our revenues from our aluminium rolling mills combined with the funds available for use under the MFC Merchant Bank credit facility, we believe that we have sufficient working capital to meet operating expenses during the next twelve months. Currently, we are also seeking investments in or acquisitions of companies, technologies or products. We may need additional capital if we pursue other opportunities that we may identify through such activities. Should the need arise, we will consider financing alternatives in addition to the possibility of further draws under our credit facility with MFC Merchant Bank, including the possibility of effecting private placements of our securities.

There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

Operating Activities

Operating activities provided cash of $0.7 million for the year ended July 31, 2005, compared to using cash of $0.2 million for the same period in 2004, primarily as a result of collection of refundable income taxes in 2005 and 2004. The tax refund resulted from our utilization of net operating loss carry-backs to reduce our taxable income for the fiscal year ended July 31, 2001. We do not anticipate to receive any additional tax refunds in the future.

Investing Activities

Investing activities used cash of $8.3 million in the year ended July 31, 2005, primarily due to the purchase of two subsidiaries in 2005, compared to providing cash of $0.7 million in the same period in 2004.

Financing Activities

Financing activities provided cash of $1.6 million for the year ended July 31, 2005, primarily due to borrowing under our credit facility with MFC Merchant Bank in 2005, compared to using cash of $0.2 million in the same period in 2004.

Off-Balance Sheet Arrangements

The following table sets forth our best estimates for material long-term obligations as at July 31, 2005. Operating leases include commitments for office space, computers and office equipment. As of July 31, 2005, our principal business office is located in Shanghai, People’s Republic of China. We occupy approximately 113-square-meters of leased office space, under an informal, month-to-month lease arrangement and payment under this arrangement is not included in the following table. We paid $19,000 during the fiscal year ended July 31, 2005, under this arrangement. The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. Our contractual obligations as of July 31, 2005 were:

	Payments Due by Period
	(in $000’s)
Contractual		Less Than		4-5	After
Obligations(1)	Total	One Year	2-3 Years	Years	5 Years
Capital Lease Obligations	$91	$64	$22	$5	$-
Operating Leases	3,266	550	1,123	1,078	515
Purchase Obligations	67	67	-	-	-
Total Contractual Obligations	$3,424	$681	$1,145	$1,083	$515

(1)	There have been no material changes to our contractual obligations subsequent to July 31, 2005.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We are currently in the aluminium manufacturing and trading business and have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements set out on page 31 of this annual report on Form 10-KSB.

Revenue Recognition

The revenue in current business primarily comes from the sales of aluminium products produced and sold, and when the amounts of the revenues are fixed, agreed or determinable and collectibility is reasonably assured.

Goodwill Impairment

A goodwill impairment loss should be recognized when the carrying amount of the goodwill exceeds the fair value of the goodwill. An impairment loss should not be reversed if the fair value subsequently increases. We consider, but such consideration is not limited to, the following factors to determine the goodwill impairment:

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	loss of key personnel;

•	a more-likely-than-not expectation that a significant portion or all of a reporting unit will be sold or otherwise disposed of;

•	the testing for write-down or impairment of a significant asset group within a reporting unit; or

•	the recognition of a goodwill impairment loss in its separate financial statements by a subsidiary that is a component of the reporting unit.

Impairment of Long-Lived Assets

We periodically evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our management to make subjective judgements. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows.

Item 7.           Financial Statements.

Financial Statements filed as part of this Annual Report on Form 10-KSB

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at July 31, 2005.

Consolidated Statements of Operations for the years ended July 31, 2005 and 2004.

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended July 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended July 31, 2005 and 2004.

Notes to the Consolidated Financial Statements.

PETERSON SULLIVAN PLLC
601 UNION STREET      SUITE 2300      SEATTLE WA 98101    (206) 382-7777   FAX 382-7700
                                                                                                       CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Cathay Merchant Group, Inc.

We have audited the accompanying consolidated balance sheet of Cathay Merchant Group, Inc. and Subsidiaries as of July 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay Merchant Group, Inc. and Subsidiaries as of July 31, 2005, and the results of their operations and their cash flows for the years ended July 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Peterson Sullivan PLLC
Seattle, Washington
October 11, 2005

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
July 31, 2005
(Dollars in Thousands, Except Per Share Amounts)

ASSETS	2005

Current Assets
Cash and cash equivalents	$3,865
Restricted cash	66
Receivables	1,181
Due from affiliates	1,464
Inventories	8,621
Prepaid expenses and other	184
Deferred tax benefits	571

Total current assets	15,952

Non-current Assets
Deferred credit facility costs	298
Property, plant and equipment	991
Purchase option agreements	14,894
Goodwill	5,274
Deferred tax benefits	59

Total non-current assets	21,516

Total assets	$37,468

See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$14,161
Due to affiliates	1,302

Total current liabilities	15,463

Long-term Liabilities
Debt	10,503
Other liabilities	22

Total long-term liabilities	10,525

Total liabilities	25,988

Stockholders' Equity
Preferred stock - $0.01 par value per share; authorized - 1,000,000 shares;
issued and outstanding – none	-
Common stock, $0.10 par value per share; authorized - 35,000,000 shares;
issued and outstanding – 20,293,929	2,029
Additional paid-in capital	28,008
Accumulated deficit	(13,280)
Treasury stock, at cost (1,497,100 shares)	(5,313)
Cumulative translation adjustment	36

Total stockholders' equity	11,480

Total liabilities and stockholders' equity	$37,468

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2005 and 2004
(In Thousands, Except Loss Per Share)

	2005	2004

Product sales, net	$5,723	$39
Cost of goods sold	5,513	74

	210	(35)

General and administrative expenses	3,334	2,719

Operating loss	(3,124)	(2,754)

Other income (expense)
Interest and financing charges, net	(143)	(30)
Gain on sale of patents, property, and equipment	-	212
Miscellaneous	95	17

	(48)	199

Loss before income tax benefit	(3,172)	(2,555)

Income tax benefit	2,436	-

Net loss	$(736)	$(2,555)

Weighted average common shares outstanding, basic and diluted	18,596	15,535

Loss per common share, basic and diluted	$(0.04)	$(0.16)

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended July 31, 2005 and 2004
(Dollars in Thousands)

	2005	2004

Net loss	$(736)	$(2,555)
Other comprehensive income, foreign currency translation adjustment	36	-

Comprehensive loss	$(700)	$(2,555)

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended July 31, 2005 and 2004
(Dollars in Thousands)

	Common stock				Treasury Stock
			Additional				Cumulative	Total
			Paid-in	Accumulated			Translation	Stockholders'
	Shares	Par Value	Capital	Deficit	Shares	Cost	Adjustment	Equity

Balance at July 31, 2003	16,482,695	$1,648	$26,593	$(9,989)	1,497 ,100	$(5,313)	$-	$12,939

Exercise of stock options	649,234	65	152	-	-	-	-	217

Net loss	-	-	-	(2,555)	-	-	-	(2,555)

Balance at July 31, 2004	17,131,929	1,713	26,745	(12,544)	1,497,100	(5,313)	-	10,601

Exercise of stock options	12,000	1	3	-	-	-	-	4

Conversion of a credit
facility into shares	3,150,000	315	1,260	-	-	-	-	1,575

Net loss	-	-	-	(736)	-	-	-	(736)
Unrealized translation
gain for the year	-	-	-	-	-	-	36	36

Balance at July 31, 2005	20,293,929	$2,029	$28,008	$(13,280)	1,497,100	$(5,313)	$36	$11,480

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2005 and 2004
(In Thousands)

	2005	2004

Operating activities
Net loss	$(736)	$(2,555)
Adjustments to reconcile net loss to net cash
flows from operating activities
Depreciation and amortization	106	55
Gain on sale of patents, property and equipment	-	(212)
Accrued interest on promissory note	32	-
Foreign exchange	22	-
Income tax benefit	(2,436)	-
Changes in operating assets and liabilities
Receivables	(1)	7
Due from affiliates	(788)	-
Refundable income taxes	3,611	2,830
Inventories	653	66
Prepaid expenses and other current assets	(2)	(108)
Deferred costs	-	10
Accounts payable and accrued expenses	(446)	(358)
Accrued income taxes	-	105
Due to affiliates	702	-
Deferred revenue	-	(12)

Net cash provided by (used in) operating activities	717	(172)

Investing activities
Proceeds on sale of patents, property and equipment	-	725
Purchase of property and equipment	(110)	(8)
Purchase of subsidiaries, net of cash acquired	(8,200)	-

Net cash provided by (used in) investing activities	(8,310)	717

Financing activities
Deferred credit facility costs	-	(400)
Cash received for exercise of stock options	4	217
Increase in credit facility	1,575	-

Net cash provided by (used in) financing activities	1,579	(183)

Change in cash and cash equivalents	(6,014)	362
Cash and cash equivalents, beginning of year	9,879	9,517
Cash and cash equivalents, end of year	$3,865	$9,879

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005

Note 1. Business Description and Summary of Significant Accounting Policies

The notes to these consolidated financial statements are presented in United States Dollars, unless otherwise indicated. Euro is a legal tender used by the majority of the member states of the European Union. With the exception of per share amounts, amounts are presented in thousands.

Business Description

Cathay Merchant Group, Inc. is primarily an aluminium manufacturing and trading company.

From 1999 until 2004, the Company had principally focused on the development of patented, needle-free drug delivery systems. In 2002, the Company's executive management evaluated the Company's technologies, markets, and production capabilities and concluded that a change in the strategic focus of the Company was necessary as the Company's production capabilities were not cost effective nor were its sales and marketing programs generating satisfactory results. Presently, the Company is in the process of evaluating strategic alternatives both within and outside of the medical products industry. In this regard, during fiscal year 2004, the Company sold its needle-free technologies for $725 and its remaining inventory for $25, both in cash. The Company that purchased the needle-free technologies and inventory is owned by a former member of the Company’s board of directors. Further, the Company acquired all the stock of Cathay Merchant Group Limited ("CMG") (a Samoan Corporation) to pursue business activities. This purchase was not deemed material to the consolidated financial statements.

On June 30, 2005, the Company, acting through CMG, acquired all of the shares of AWP Aluminium Walzprodukte GmbH (“AWP”) and AFM Aluminiumfolie Merseburg GmbH (“AFM”) for an aggregate purchase price of $18,510 (Euro 15,300). AWP and AFM are incorporated under the laws of Germany. We expect that AWP and AFM will serve as a trading platform for Chinese companies involved in the export of aluminium products to Europe.

In addition, the Company has an investment, through CMG, in the development of two wind energy projects in the Hebei Province in China, the Twin Dragons Wind Farm and the Kanglong Wind Farm, neither of which has generated any revenues.

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

The significant non-cash transaction in the fiscal year 2005 included the conversion of debt of $1,575 into the common shares of the Company.

Receivables

Receivables are stated at their principal balances net of any allowance for credit losses. Receivables are considered past due on an individual basis based on the terms of the trade or the contracts.

The Company’s allowance for credit losses is to be maintained at an amount considered adequate to absorb estimated credit-related losses. Such allowance reflects management’s best estimate of the losses in the Company’s credit portfolio and judgments about economic conditions. Estimates and judgments could change in the near-term, and could result in a significant change to a previously recognized allowance. An allowance for credit losses may be increased by provisions which are charged to income and reduced by write-offs net of recoveries. There was no allowance for credit losses as at July 31, 2005.

Inventories

Inventories consist of raw materials, work-in-progress, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first-out methods) or market and consist of the following at July 31, 2005:

Raw materials	$2,947
Work in progress	4,168
Finished goods	1,506
$8,621

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Property, plant and equipment are reviewed periodically for impairment in value using the estimated future undiscounted cash flows. Any resulting write-downs to fair value are charged to the results of operations. No such losses have been recorded in these consolidated financial statements.

Property, plant, and equipment are depreciated according to the following lives and methods:

	Lives	Method

Buildings	15 to 20 years	Straight-line
Manufacturing plant equipment	3 to 20 years	Straight-line
Office equipment	3 to 10 years	Straight-line

Depreciation expense of property, plant and equipment is included in cost of sales and general and administrative expenses, as applicable. Repairs and maintenance are charged to expense as incurred.

Asset Retirement Obligations

The Company accounts for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets under Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” Under these rules, the fair value of the liability is initially recorded and the carrying value of the related asset is increased by the corresponding amount. The liability is accreted to its present value and the capitalized cost is amortized over the useful life of the related asset. The Company does not currently have any assets subject to asset retirement obligation accounting.

Patents

Prior to their sale in 2004, patents were amortized on a straight-line basis over 15 years. Amortization expense for the years ended July 31, 2004 was $22. All patents held by the Company were sold during the year ended July 31, 2004, for a gain of $225.

Purchase Option Agreements

Purchase option agreements represent option agreements with a German government agency to purchase certain land, building and equipment, which are currently used in the aluminium business, at predetermined prices. The amount will be reclassified to property, plant and equipment upon exercise of the rights. If the agreement expires unexercised, the expiration of the agreement will be included in the determination of income.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is subject to fair value impairment tests, on at least an annual basis. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying value of the reporting unit with its fair value. If any potential impairment is identified, then the amount of the impairment is quantified by comparing the carrying value of goodwill to its fair value, based on the fair value of the assets and liabilities of the reporting unit. Any impairment of goodwill is charged to the results of operations in the period in which the impairment is determined. There was no impairment to goodwill during the years ended July 31, 2005 and 2004.

Deferred Credit Facility Costs

As noted in Note 8, during the fiscal year 2004, the Company paid MFC Merchant Bank S.A. (“MFC Merchant Bank”) $400 as a credit facility arrangement fee which is being amortized over the life of a credit facility. Amortization expense amounted to $81 and $20 for the years ended July 31, 2005 and 2004, respectively.

Revenue Recognition

Revenues from sales of aluminium products are recognized as agreed upon activities are performed with no substantial further involvement by the Company and collectibility is reasonably assured.

Stock-Based Compensation

The Company accounts for options and other stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. This is referred to as the intrinsic value method. No stock-based employee compensation expense is reflected in these consolidated financial statements because all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The Company, at its option, could elect to follow the fair value method (as described in SFAS No. 123, "Accounting for Stock-Based Compensation") rather than the intrinsic value method. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method of SFAS No. 123 to stock-based employee compensation.

	2005	2004
Net loss as reported	$(736)	$(2,555)
Deduct: Stock-based compensation expense determined under fair
value based method	-	(507)
Pro forma net loss	$(736)	$(3,062)
Net loss per share – basic and diluted – as reported	$(0.04)	$(0.16)
Net loss per share – basic and diluted – pro forma	$(0.04)	$(0.20)

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

The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model. For the periods presented in these consolidated financial statements, options were only issued during the year ended July 31, 2003. The following assumptions were used to value the 2003 options:

Expected life (years)	3
Interest rate	4.0%
Volatility	1.04
Dividend yield	0.0%

The stock-based compensation expense for the fiscal year 2005 was zero since all these 2003 options were cancelled in the fiscal year 2004 when the employment of all option-holders was terminated.

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

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive potential common shares, if any, which consist principally of stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the years ended July 31, 2005 and 2004, respectively, due to their anti-dilutive effect.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its self-sustaining foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are included in the equity section of the consolidated balance sheets. The translation adjustments do not recognize the effect of income tax because of the Company expects to reinvest the amounts indefinitely. Transaction net gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency amounting to $63 and $nil in the fiscal year 2005 and 2004, respectively, have been included in general and administrative expenses in the consolidated statements of income.

Recent Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payments”, eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25, to stock compensation awards issued to employees. This revised SFAS applies to the Company for its first interim reporting period beginning after December 15, 2005. Management is analyzing the requirements of this statement.

SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4 deals with inventory pricing with respect to abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Management believes that its adoption will not have any significant impact on the Company’s financial statements.

SFAS No. 153, Exchange of Nonmonetary Assets amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Management believes that its adoption will not have any significant impact on the Company’s financial statements.

SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. Management believes that its adoption will not have any significant impact on the Company’s financial statements.

FIN No. 46(R) revised FIN No. 46, “Consolidation of Variable Interest Entities”, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. Management believes that its adoption will not have any significant impact on the Company’s financial statements.

The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. Management believes that its adoption will not have any significant impact on the Company’s financial statements.

The EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. Upon ratification by the Financial Accounting Standards Board, EITF 04-8 will become effective for reporting periods ending after December 15, 2004. Management believes that its adoption will not have any significant impact on the Company’s financial statements.

The EITF reached a tentative conclusion on EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” that a nonmonetary exchange whereby finished goods inventory is transferred in exchange for the receipt of raw materials or WIP inventory within the same line of business should be recognized at fair value if (a) fair value is determinable within reasonable limits and (b) the transaction has commercial substance. All other nonmonetary exchanges of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. Management believes that its adoption will not have any significant impact on the Company’s financial statements.

The EITF reached a tentative conclusion on EITF 05-1. “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option” that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. Management believes that its adoption will not have any significant impact on the Company’s financial statements.

The EITF also issued EITF 04-9, “Accounting for Suspended Well Costs”, EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”, EITF 04-11, “Accounting in a Business Combination for Deferred Postcontract Customer Support Revenue of a Software Vendor” and EITF 04-12, “Determining Whether Equity-Based Compensation Awards Are Participating Securities”. The Company believes that these EITFs currently are not applicable to the Company.

Note 2. Business Combinations

On June 30, 2005, the Company acquired all of the shares of AFM for a purchase price of $8,493 (Euro 7,020) from an unrelated third-party. AFM is based in Merseburg, Germany, and also operates an aluminium rolling mill. It produces aluminium foil for flexible packaging, pharmaceutical and technical applications. AFM’s principal market is Europe. The fair value of the assets acquired and liabilities assumed at the date of acquisition was allocated as follows:

Current assets	$6,949
Property, plant and equipment	671
Purchase option agreement	8,292

Total assets acquired	15,912

Current liabilities	7,359
Long-term liabilities	60
Total liabilities assumed	7,419

Net assets acquired	$8,493

Consideration given
Cash	$4,839
Note payable, long-term	3,654

$8,493

On June 30, 2005, the Company acquired all of the shares of AWP for a purchase price of $10,017 (Euro 8,280) from a subsidiary of MFC Bancorp Ltd. (MFC Bancorp Ltd. and its subsidiaries, collectively “MFC”, own approximately 27.8% equity interest in the Company). AWP operates an aluminium rolling mill in Hettstedt, Germany through its wholly-owned subsidiary MAW Mansfelder Aluminiumwerke GmbH. Its products include aluminium blanks, strips and sheets for the construction and auto parts industries, and tolls for other parties. Its principal market is also Europe. The fair value of the assets acquired and liabilities assumed at the date of acquisition was allocated as follows:

Current assets	$6,276
Property, plant and equipment	233
Deferred tax assets, long-term	59
Goodwill	5,270
Purchase option agreement	6,564

Total assets acquired	18,402

Current liabilities	7,103
Long-term liabilities	1,282

Total liabilities assumed	8,385

Net assets acquired	$10,017

Consideration given
Cash	$4,839
Note payable, long-term	5,178

$10,017

AWP and AFM were acquired to serve as a trading platform for Chinese companies involved in the export of aluminium products. The purchase option agreements represent the fair value of the option agreements to purchase certain land, buildings and equipment at a pre-determined price. The goodwill is not expected to be deductible for income tax purposes. The purchase price allocation for the acquisitions is preliminary and has not been finalized, because the exercise price of the options for purchases of the property is in negotiation with a German government agency. Both AWP and AFM are consolidated since their acquisitions on June 30, 2005.

The following unaudited pro forma information presents the results of the operations of the Company as if the acquisitions had taken place on August 1, 2004 and 2003, respectively. The pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented. Further, the pro forma information is not necessarily indicative of future results.

Pro forma information, unaudited	2005	2004

Revenues
Net loss	$72,968	$67,754
Loss per share	(1,220)	(4,151)

Basic	(0.07)	(0.27)
Diluted	(0.07)	(0.27)

Note 3. Property, Plant and Equipment

		Accumulated	Net Book
	Cost	Depreciation	Value

Manufacturing plant equipment	$780	$168	$612
Office equipment	850	471	379
	$1,630	$639	$991
Of which, assets under capital leases	$131	$31	$100

Depreciation expense of property, plant and equipment amounting to $25 and $13 in fiscal year 2005 and 2004, respectively.

Note 4. Income Taxes

Significant components of the Company's deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carryforward
United States	$2,114
Germany	630
Deferred compensation	199
Other	33

Total deferred tax assets	2,976
Valuation allowance for deferred tax assets	(2,346)

Net deferred tax assets	$630

At July 31, 2005, the Company had the following net operating loss carryforwards:

	Amount	Expires

United States	$5,308	2008-2025
Germany	1,816	Never
	$7,124

Following is a summary of the tax benefit recognized for the years ended July 31, 2005 and 2004:

	2005	2004
Current:
Federal	$-	$-
State	2,436	-
Total current	2,436	-
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
	$2,436	$-

A reconciliation of income taxes computed at the federal statutory rates to the income tax benefit in the consolidated financial statements is as follows:

	2005		2004
	Amount	Percent	Amount	Percent

Benefit at federal statutory rates	$(1,110)	35%	$(894)	35%
State income tax			(124)	5
Recovery of state income tax
expense, net	(1,584)	50
Change in valuation allowance	281	(9)	1,018	(40)
Permanent differences	62	(2)	-	-
Other	(85)	2	-	-

	$(2,436)	76%	$-	-

Note 5. Debt

Note payable, face value Euro 3,020, unsecured, interest at
4.2% per annum payable annually; maturing June 30, 2008
$3,663
Note payable to a wholly-owned subsidiary of MFC, face
value Euro 4,280, unsecured, interest at 4.2% per annum
payable annually; maturing June 30, 2008
5,191
Note payable to a wholly-owned subsidiary of MFC, face
value Euro 300, unsecured, interest at 5% per annum	364
payable annually; maturing July 31, 2008

Note payable to a wholly-owned subsidiary of MFC, face
value Euro 1,060, unsecured, interest at 10.25% per annum
payable annually; maturing July 31, 2008; subordinated to
other liabilities	1,285

$10,503

All the debts are due in the fiscal year ending July 31, 2008.

Note 6. Stockholders' Equity

Preferred Stock

The Company is authorized to issue up to 1,000 preferred shares, par value $0.01 per share, as designated by the Board of Directors from time to time. The Board of Directors has designated the following preferred shares:
(a) on May 5, 1998, the Series A Preferred Stock consisting of 3 shares;
(b) on February 3, 1999, the Series B Preferred Stock consisting of 2 shares; and
(c) on January 22, 2001, the Series C Preferred Stock consisting of 500 shares.

On January 22, 2001, the Board of Directors declared a dividend of one preferred share purchase right ("Right") for each share of Common Stock outstanding. Each Right entitles the holder to purchase one one-hundredth (1/100) of a share of Series C Preferred Stock at a purchase price of $40, subject to adjustment. The Rights will be exercisable only if a person or group (1) acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock but not as a result of an action or transaction or series of related actions or transactions approved by the Board of Directors of the Company, or (2) commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (each, an "Acquisition Event"). Until that time, the Rights will be attached to the shares of Common Stock and they will expire in January 2011. The Company may redeem the Rights, at a redemption price of $0.001 per Right, at any time before an Acquisition Event. The Company may amend the Rights Agreement in any respect at any time before an Acquisition Event and thereafter, the Company may amend the Rights Agreement in any manner which will not adversely affect the holders of the Rights.

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

Option activity for the years ended July 31, 2005 and 2004, is summarized below:

	2005		2004
				Weighted
		Weighted		Average
		Average		Exercise
		Exercise Price		Price
	Shares	per share	Shares	per share

Outstanding at beginning of year	1,371	$1.11	2,799	$1.16
Granted	-	-	-	-
Expired or canceled	(271)	2.07	(779)	1.92
Exercised	(12)	0.47	(649)	0.33

Outstanding at end of year	1,088	$0.87	1,371	$1.11

Exercisable at end of year	1,088	$0.87	1,371	$1.11

Available for future grants	1,148		1,147

Weighted average fair value of
options granted during year		None granted		None granted

The following table presents weighted average price and life information about significant option grants outstanding at July 31, 2005:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercisable Prices	Number	Contractual	Exercise Price
per share	Outstanding	Life	per share

$0.31 - $0.50	341	7.57	$0.38
$0.78 - $1.00	526	6.41	$0.87
$1.09 - $2.00	171	1.08	$1.32
$2.68 - $7.00	50	0.75	$2.68

	1,088

Note 7. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, restricted cash, receivables, amounts due from/to affiliates, accounts payable and accrued expenses, debt and other liabilities. It is management’s opinion that the fair value of these financial instruments approximates their carrying values. The fair value of cash is based on reported market value. The fair value of receivables, amounts due from/to affiliates, accounts payable and accrued expenses and other liabilities approximates carrying value as they are subject to normal trade credit terms. The fair value of debt is determined using discounted cash flows at prevailing market rates commensurating with the terms of the debt.

Note 8. Related Party Transactions

In order to provide a source of funding for the business activities, in April 2004, the Company entered into a five-year $20 million Revolving Credit Facility (the "Facility") with MFC Merchant Bank which matures in March 2009. The Company has common directors with MFC Merchant Bank and its parent company, MFC Bancorp Ltd. The interest rate on all outstanding amounts under the Facility is the one-month London Inter-Bank Offered Rate plus 3.5% . Additionally, the Company is required to pay an unused Facility fee of 0.75% per year on the daily average of the unused amount of the commitment during the term which was $139 for the year ended July 31, 2005 (2004 -$38). The Company also agreed to pay MFC Merchant Bank an arrangement fee of $400, which was paid in full during the year ended July 31, 2004 and is amortized over the useful life of the Facility. The Facility is secured by receivables and any current or future property assets. As at July 31, 2005, there is no amount outstanding under the Facility. The Company may need additional funding in the future depending on the ultimate scope of the merchant banking activities.

Under the term of the Facility, MFC Merchant Bank may convert all amounts borrowed into shares of the Company's common stock at a price equal to the ten-day trailing average of the closing price per share of the Company's common stock immediately prior to conversion, subject to any regulation imposed by an exchange where the Company's shares are listed. The Company reserved sufficient shares of common stock for this potential conversion. In August 2004, the Company borrowed $1,575 under the Facility, which was converted into 3,150 shares of the Company's common stock in the same month.

During the year ended July 31, 2005, the Company deposited its cash and cash equivalents with MFC Merchant Bank. Interest income on the deposit was $23 (2004 - $12). Such deposit amounted to $2,812 as at July 31, 2005. The Company also has a management agreement with MFC Merchant Bank whereby the Company pays $75 per month as a management fee. The expense recognized in these consolidated financial statements was $900 for the year ended July 31, 2005 (2004 - $600). This amount was paid in full on a monthly basis.

During the year ended July 31, 2005, the Company also paid a success fee of $1,331 to a wholly-owned subsidiary of MFC for certain successful projects. The Company sold $5,234 (representing 91% of total sales) and paid a net financing charge of $106 to MFC. No such revenues and expenses were recognized during the year ended July 31, 2004.

Note 9. Business Segment Information

Effective from July 2005, the Company operates in one reportable business segment: manufacturing and trading of aluminium products. During the year ended July 31, 2004, the Company used to focus on the development of patented, needle-free drug delivery systems until such business was sold in December 2003. All revenues were derived from single business segment in these years.

During the year ended July 31, 2005, all revenues were derived from Europe. During the year ended July 31, 2004, all revenues were derived from U.S.

The following tables disclose the Company’s sales by product types for the year ended July 31, 2005:

By product types	Amount

Sheets	$743
Strips	1,152
Blanks	982
Foils	2,816
Other	30
$5,723

As of July 31, 2005, the long-lived assets, including property, plant and equipment, purchase option agreements and goodwill, aggregated $21,159 and were located in Europe.

Note 10. Commitments and Contingencies

Leases

Future minimum commitments under long-term non-cancelable leases are as follows for the next five years:

Capital leases

Year	Amount

2006	$64
2007	11
2008	11
2009	5
2010	-
91
Less: imputed interest	5
Present value	$86

Operating leases

Year	Amount

2006	$550
2007	572
2008	551
2009	541
2010	537
$2,751

Rent expense was $43 and $23 for the years ended July 31, 2005 and 2004, respectively.

Litigation

The Company and its subsidiaries are subject to litigation in the normal course of business. There was no litigation as at July 31, 2005.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is also our Chief Financial Officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of July 31, 2005, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (who is also our Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2005 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

Our articles provide for a board of directors of no fewer than four and no greater than ten directors with the number of directors to be set from time to time by a resolution of our board of directors or by resolution of our stockholders. Our board of directors has adopted consent resolutions fixing the number of directors, within the minimum and maximum number of directors permitted by our articles, at four. Each director is elected by a plurality of votes voted at each annual meeting, continuing in office until the next annual meeting and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

The following table sets forth the names, positions and ages of our executive officers and directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael J. Smith	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Secretary	57	May 10, 2004
Jelena Djordjevic-Lausevic(1)(2)(3)	Director	61	April 20, 2004
Mirjana Lausevic-Zdravkovic(1)(2)(3)	Director	39	April 20, 2004

Name	Position Held with the Company	Age	Date First Elected or Appointed
Silke Brossmann(1)(2)(3)	Director	37	October 26, 2004

(1)	Members of our Audit Committee

(2)	Members of our Compensation Committee

(3)	Members of our Nominating and Corporate Governance Committee

Michael J. Smith

Mr. Smith has been a member of our board of directors since May 10, 2004, and has been our President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of our board of directors since October 6, 2004. Mr. Smith previously served as a member of our board of directors from September 9, 2003, to April 20, 2004, and as our President, Chief Executive Officer, Chief Financial Officer and Secretary from September 16, 2003, to April 20, 2004. Mr. Smith is the President, Chief Executive Officer and a director of MFC Bancorp, a publicly traded financial services company listed on the Nasdaq National Market and the Frankfurt Stock Exchange. Mr. Smith has also served as the President, Secretary and a director of Blue Earth Refineries Inc., a non-traded foreign private issuer whose ordinary shares are registered under section 12(g) of the Securities Exchange Act of 1934, as amended, since July 7, 2004. Mr. Smith was also President, Chief Financial Officer and sole director of Trimaine Holdings, Inc., a financial services company recently dissolved whose shares were formerly quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board in the United States and a majority-owned subsidiary of MFC Bancorp.

Jelena Djordjevic-Lausevic

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

Mirjana Lausevic-Zdravkovic

Ms. Lausevic-Zdravkovic has been a member of our board of directors since April 20, 2004. Since 1997, Ms. Lausevic-Zdravkovic has served as marketing manager of Garden Center, a representative company of Blumex BV, a Dutch importer/exporter of flowers and plants. Ms. Lausevic-Zdravkovic was responsible for organizing Garden Center’s marketing campaign and strategy and promoting the company throughout Serbia and Montenegro. Ms. Lausevic-Zdravkovic has a bachelor’s degree in forestry from the University of Belgrade. Ms. Lausevic-Zdravkovic is the daughter of Jelena Djordjevic-Lausevic, a member of our board of directors.

Silke Brossmann

Ms. Brossmann has been a member of our board of directors since October 26, 2004. Ms. Brossmann has been a director of MFC Bancorp since 2003, and a director of Blue Earth Refineries Inc. since July 7, 2004. She was the head of investor relations with Prokurist and head of central administration of Koidl & Cie. Holding AG from 1999 to 2002. Ms. Brossmann has been an independent management consultant since 2002. Ms. Brossmann has a designation of Controller, IHK (that is, Certified Controller) granted by the German Chamber of Commerce.

Family Relationships

There are no family relations among any of our directors or officers other than the relationship between Ms. Djordjevic-Lausevic and Ms. Mirjana Lausevic-Zdravkovic, both of whom are directors. Jelena Djordjevic-Lausevic is the mother of Mirjana Lausevic-Zdravkovic.

Involvement In Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that we have one audit committee financial expert serving on the audit committee, which person is Silke Brossmann. Ms. Brossmann has a designation of Controller, IHK (that is, Certified Controller) granted by the German Chamber of Commerce and has completed international accounting standards courses at Steuerfachschule Dr. Endriss GmbH & Co KG, a tax and accounting college in Cologne, Germany. She has experience in corporate planning, project control, supervision of financial accounting, reporting and analysis, and coordination with auditors. Our board of directors has also determined that Silke Brossmann is "independent", as defined in the listing standards of the American Stock Exchange.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended July 31, 2005 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Cheung Lewis Wai-Wah	1 (1)	1 (1)	Nil
Jelena Djordjevic- Lausevic	1 (1)	1 (1)	Nil
Mirjana Lausevic- Zdravkovic	1 (1)	1 (1)	Nil
Silke Brossmann	1 (1)	1 (1)	Nil

(1)	The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 ﾖ Initial Statement of Beneficial Ownership.

Code of Ethics

Effective February 11, 2004, our board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our Chief Executive Officer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

•	accountability for adherence to the Code of Ethics and Business Conduct.

We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Cathay Merchant Group, Inc., 3604 Tower 1, Kerry Everbright City, 218 Tian Mu Road West, Shanghai, People's Republic of China 200070.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

•	our Chief Executive Officer;

•
each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended July 31, 2005, and whose total salary and bonus exceeds $100,000 per year; and

•
any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended July 31, 2005, are set out in the following summary compensation table. Michael J. Smith currently serves as our President, Chief Executive Officer, Chief Financial Officer and Secretary. Lewis Cheung served as our President, Chief Executive Officer, Chief Financial Officer and Secretary from April 26, 2004, to October 4, 2004.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Position of Principal	Fiscal Year Ending	Salary (U.S. $)	Bonus (U.S. $)	Other Annual Compens- ation (1) (U.S. $)	Securities Under Options Granted	Restricted Shares or Restricted Share Units	LTIP Pay- Outs	All Other Compen- sation (U.S. $)
Michael J. Smith(1) President, Chief Executive Officer, Chief Financial Officer and Secretary	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil N/A N/A	Nil Nil Nil
Lewis Cheung(2) President, Chief Executive Officer, Chief Financial Officer and Secretary	2005 2004 2003	$34,113 $40,032 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil

(1)
Mr. Smith resigned all positions in April 2004, but was re-appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the board subsequent to the fiscal year end, in October, 2004.

(2)	Mr. Cheung was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary in April 2004 and served in such capacities until October 2004.

Stock Options

We established the 1996 Stock Option Plan providing for the issuance of stock options to acquire an aggregate of up to 300,000 shares of our common stock. In 1999 and 2000, additional stock options to acquire an aggregate of 400,000 and 800,000 shares of our common stock, respectively, were approved by our shareholders, increasing the number of stock options to acquire an aggregate of up to 1,500,000 shares of our common stock under the 1996 Stock Option Plan. Stock options granted under the 1996 Stock Option Plan are either incentive stock options or non-qualified stock options which are granted to our employees, officers, directors and other persons who perform for or on our behalf.

We established a Long Term Incentive and Share Award Plan in 2002, which permits the issuance of stock options to acquire an aggregate of up to 1,000,000 shares of our common stock. Stock options granted under the 2002 Share Award Plan are either incentive stock options or non-qualified stock options which are granted to our employees, officers, directors or consultants.

As at July 31, 2005, we had 1,088,141 options outstanding (317,891 granted under our 1996 Stock Option Plan, 245,250 granted under our 2002 Share Award Plan and 525,000 options granted outside these plans) and 1,148,000 options available for future grants. During the year ended July 31, 2005, we did not grant any options to purchase shares of our common stock.

Options Grants in the Last Fiscal Year

During the most recently completed fiscal year, no stock options were granted to the named executive officers.

Aggregated Options Exercised in the Last Fiscal Year and Fiscal Year End Option Values

There were no stock options exercised during the fiscal year ended July 31, 2005 and no stock options held by the named executive officers at the end of the fiscal year ended July 31, 2005.

Termination of Employment, Change in Responsibilities and Employment Contracts

No employment contracts exist with any of the named executive officers.

There are no compensatory plans or arrangements with respect to the named executive officers resulting from the resignation, retirement or other termination of employment or from a change of control.

Repricing of Options/SARS

We did not reprice any options previously granted to any named executive officers during the fiscal year ended July 31, 2005.

Compensation of Directors

We currently compensate each of our independent directors with annual cash compensation of $5,000. We had no other standard arrangement pursuant to which directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.

During the most recently completed financial year, we did not grant any stock options to any of our directors.

Management Contracts and Executive Employment Agreements

Our management functions are performed by our directors and executive officers and not, to any substantial degree, by any other person with whom we have contracted. There are no written agreements with our executive officers. We have retained advisory services, in addition to other services, from MFC Merchant Bank in exchange for $75,000 per month for an initial term of twelve months, which may be terminated with four months notice. Details regarding the advisory services are set out under the heading “Certain Relationships and Related Transactions” commencing on page 50 of this annual report on Form 10-KSB. We have not entered into any employment agreements with our officers and directors.

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of October 1, 2005 for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after October 1, 2005. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, Cathay Merchant Group, Inc., 3604, Tower 1, Kerry Everbright City, 218, Tian Mu Road West, Shanghai, People’s Republic of China 200070. As of October 1, 2005, we had 18,796,829 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
MFC Bancorp Ltd. 8th Floor, Dina House Ruttanjee Centre 11 Duddell Street Central, Hong Kong SAR China	5,224,144 (2) (3)	27.8%
Michael J. Smith 8th Floor, Dina House Ruttanjee Centre 11 Duddell Street Central, Hong Kong SAR China	5,224,144 (2) (3) (4)	27.8%
Jelena Djordjevic-Lausevic III Bulevar 124, Beograd, Serbia, 11070	Nil	Nil%
Mirjana Lausevic-Zdravkovic Cara Lazara 7, Belgrade, Serbia, 11000	Nil	Nil%
Silke Brossmann c/o Floor 21, Millennium Tower Handelskai 94-96 Vienna, Austria, 1200	5,224,144 (2) (3) (5)	27.8%

(1)	Based on 18,796,829 shares of our common stock outstanding on October 1, 2005.

(2)
This number consists of 680,000 shares, or 3.6%, held directly by MFC Bancorp, 806,100 shares, or 4.3%, held by MFC Merchant Bank and 3,738,044 shares, or 19.9%, indirectly held by Sutton Park International.

(3)
This number also includes the number of shares that can be acquired by MFC Merchant Bank upon conversion of the balance amount under a credit facility agreement dated April 26, 2004 with MFC Merchant Bank. As part of MFC Merchant Bank's compensation for services to be performed by it under the credit facility agreement, MFC Merchant Bank may at any time and from time to time during the term of the agreement, convert the balance of the credit facility or any portion thereof into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock to be exchanged for the balance, or portion thereof, of the credit facility is: (amount of credit facility to be converted) divided by (the applicable ten day average of the closing price of the shares of our common stock). See the section ﾓChange of Controlﾔ, below, for further details regarding the conversion rights of our shares held by MFC Merchant Bank.

(4)
Michael J. Smith is the President, Chief Executive Officer, Secretary and a director of MFC Bancorp Ltd. Michael J. Smith is also President, Secretary and a director of Sutton Park International Limited, and is the Chairman of the board of MFC Merchant Bank.

(5)	Silke Brossmann is a director of MFC Bancorp Ltd.

Change of Control

At a special meeting of our shareholders on September 16, 2004, our shareholders granted MFC Merchant Bank the right to convert the remaining $18,425,000 of the credit facility into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock to be issued in regards to the conversion of the credit facility is determined by the following calculation: the amount of the credit facility to be converted divided by the ten day average of the closing price of our shares of common stock. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of our company. Based on our ten-day average of the closing price of our common stock as of and including September

30, 2005 of $0.51, the remainder of the equity line of credit may be converted in its entirety into 36,127,450 shares of our common stock, or 66% of our outstanding stock as of such date (assuming issuance of the 36,127,450 shares as of such date). As a result, MFC Merchant Bank and its parent, MFC Bancorp Ltd., its subsidiaries and affiliates would be the beneficial owner, in the aggregate, of 41,351,594 shares of our common stock, or 75% of our outstanding common stock as of such date.

Equity Plan Compensation Information

This information can be found under Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise disclosed herein, no director, executive officer, principal shareholder, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the last two fiscal years.

HNS International Inc.

In December, 2003, Equidyne Systems, Inc., our wholly-owned subsidiary, agreed to sell to HNS International, all right, title and interest in and to: (i) its needle-free injection device, known as INJEX™; and (ii) its patent protection related to INJEX, pursuant to an asset purchase agreement and a patent purchase agreement. The purchase price for the assets purchased by HNS International was $750,000. HNS International is owned and controlled by Jim Fukushima, who was a member of our board of directors from September 1999 to July 2003. A copy of the asset purchase agreement, the amendment to the asset purchase agreement and the patent purchase agreement are attached as Exhibits 2.1, 2.2 and 2.3 to our Current Report on Form 8-K filed on December 19, 2003.

MFC Bancorp Ltd. and subsidiaries (collectively, "MFC")

In January 2004, we entered into a financial advisory agreement with MFC Merchant Bank to obtain certain financial advisory services related to our potential sale and/or purchase of assets, and to pay for our operating expenses and provide personnel and advisors to our company. Such services include advice on the pre-sale and/or pre-purchase planning process, identification and contract of suitable purchasers and/or targets, preparation and dissemination of information to potential purchasers and/or targets, negotiation of sales and/or purchase pricing and terms, arrangement of appropriate legal representation, and co-ordination of the sale and/or purchase process. We agreed to pay to MFC Merchant Bank a success fee equal to: (i) 5% of the total consideration paid in connection with an asset purchase or sale valued at $10.0 million or less; and (ii) 7% of the total consideration paid in connection with an asset purchase or sale valued at greater than $10.0 million. We also agreed to pay to MFC Merchant Bank a monthly retainer of $75,000. The initial term of the advisory agreement is twelve months. Following this initial term, the agreement continues indefinitely until terminated by either party upon four-months’ prior notice. Neither party is deemed to be an agent, employee or representative of the other, nor does this advisory agreement establish a joint venture, partnership or other relationship whereby one party may be liable for the debts or obligations of the other. A copy of the financial advisory agreement is set forth in the financial advisory agreement attached as Exhibit 10.1 to our annual report on Form 10-KSB that was filed October 29, 2004. During the years ended July 31, 2005 and 2004, we paid to MFC Merchant Bank $0.9 million and $0.6 million, respectively.

On April 26, 2004, we entered into a credit facility agreement with MFC Merchant Bank whereby MFC Merchant Bank agreed to provide us with a source of funding for our business activities, as well as for other general corporate purposes. The credit facility agreement with MFC Merchant Bank will be used to maintain our daily operations. Under the terms of the credit facility agreement, MFC Merchant Bank is entitled to convert all available amounts under the credit facility into shares of our common stock. A copy of the credit facility agreement is attached as Exhibit 10.2 to our Current Report on Form 8-K filed April 30, 2004.

On August 24, 2004, MFC Merchant Bank exercised its conversion rights under the credit facility agreement and converted $1,575,000 of the credit facility at a rate of exchange of $0.50 per share. We issued 3,150,000 shares to MFC Merchant Bank who immediately transferred the shares to Sutton Park International, a wholly-owned subsidiary of MFC Bancorp, at the same price of $0.50 per share for a total consideration of $1,575,000 pursuant to a transfer agreement dated August 24, 2004, between MFC Merchant Bank and Sutton Park International. At a special meeting of our shareholders on September 16, 2004, our shareholders approved the right of MFC Merchant Bank to convert the remaining $18,425,000 of the credit facility into shares of our common stock. On November 29, 2004, MFC Merchant Bank acquired an additional 806,100 shares of our common stock for a total price of $565,116.41.

In December, 2004, Cathay Samoa entered into an assignment agreement with MFC Bancorp whereby MFC Bancorp assigned all of its rights under a memorandum of understanding to our subsidiary for consideration of $10. The non-binding memorandum of understanding was entered into on September 16, 2004, between MFC Bancorp and three Chinese county governments: Weichang Manchu Mongolia Autonomous County Government of Hebei province, Yudaokou County Government and Laowopu County Government. The memorandum of understanding relates to the development of our proposed Twin Dragons Wind Farm on a 40-square-kilometer site in Hebei Province, China. The parties entered into an addendum to the memorandum of understanding on September 26, 2004, that added an additional 10-square-kilometer section of land adjacent to the land covered by the initial memorandum of understanding. A copy of the memorandum of understanding and the addendum to the memorandum of understanding are attached as Exhibits 10.1 and 10.2 to our Current Report on Form 10-QSB filed on December 15, 2004.

On June 30, 2005, we acquired all of the issued and outstanding shares of AWP Aluminium Walzprodukte pursuant to a share purchase agreement between Cathay Samoa and Blake International, a wholly-owned subsidiary of MFC Bancorp. We purchased the aluminium rolling mill for a purchase price of $10.0 million (Euro 8,280,000). We paid $4.8 million (Euro 4,000,000) in cash at closing and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $5.2 million (Euro 4,280,000) maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by our subsidiary, Cathay Samoa, and is guaranteed by us. The purchase price was subject to adjustment based on a valuation of AWP Aluminium Walzprodukte which was conducted within 26 days of the closing date by KPMG Deutsche Treuhandgessellschaft Aktiengesellschaft. A copy of the share purchase agreement and the promissory note are attached as Exhibits 10.1 and 10.2 respectively, to our Current Report on Form 8-K filed on June 30, 2005.

During the year ended July 31, 2005, we deposited our cash and cash equivalents with MFC Merchant Bank. Interest income on the deposit was $23,000. Such deposit amounted to $2.8 million as at July 31, 2005. During the year ended July 31, 2005, we also paid a success fee of $1.3 million to a wholly-owned subsidiary of MFC Bancorp for certain successful projects. We sold $5.2 million and paid a net financing charge of $0.1 million to subsidiaries of MFC.

As at July 31, 2005, we had receivables totaling $1.5 million from MFC. We owed $1.3 million current liabilities and $6.8 million debt to MFC.

Item 13. Exhibits.

(a) Exhibits Required by Item 601 of Regulation S-B

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

(3)(i)	Articles of Incorporation

3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987

3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990

3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997

3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	June 5, 1998

3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	June 5, 1998

3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	February 9, 1999

3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	January 10, 2000

3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	October 7, 2004

3(ii)	By-laws

3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation		8-K	May 17, 2000

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

(10)	Material contracts

10.1	Asset Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003

10.2	Amendment Agreement dated December 12, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003

10.3	Patent Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003

10.4	Stock Purchase Agreement dated April 26, 2004, between Cathay Merchant Group, Inc. and Raj Kumar.		8-K	April 30, 2004

10.5	Credit Facility Agreement dated as of April 26, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		8-K	April 30, 2004

10.6	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		10-KSB	October 29, 2004

10.7	Memorandum of Understanding dated September 16, 2004, among MFC Bancorp Ltd., Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government.		10-QSB	December 15, 2004

10.8	Addendum of Memorandum of Understanding dated September 26, 2004, among MFC Bancorp Ltd., Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government.		10-QSB	December 15, 2004

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

10.11	Memorandum of Understanding dated January 28, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government of Hebei Province and Chuzhangdi Town Government.	X

10.12	Wind Park Project Land Use Rights Agreement dated February 23, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government.	X

10.13	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Blake International Limited.		8-K	June 30, 2005

10.14	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

10.15	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Universal Metals Limited.		8-K	June 30, 2005

10.16	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

(21)	Subsidiaries of registrant

21.1	Subsidiaries	X

(23)	Consents

23.1	Consent of Peterson Sullivan PLLC	X

(31)	Section 302 Certifications

31.1	Chief Executive Officer and Chief Financial Officer	X

(32)	Section 906 Certifications

32.1	Chief Executive Officer and Chief Financial Officer	X

Item 14. Principal Accountant Fees and Services.

Fees Paid to Independent Accountant

We retained Peterson Sullivan PLLC to provide audit services and tax advice and planning during the fiscal period ended July 31, 2005 and 2004. We paid the following fees to our independent accountant during the fiscal years ended July 31, 2005 and 2004:

	Fiscal year ended July 31, 2005	Fiscal year ended July 31, 2004
Audit Fees	$119,113	$18,680
Audit Related Fees	Nil	Nil
Tax Fees	$77,099	$8,023
All Other Fees	Nil	$1,000
Total	$196,212	$27,703

Audit Fees: This category includes the fees for the examination of our consolidated financial statements and our quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of our interim financial statements, and the preparation of an annual "management letter" on internal control matters.

The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements for the fiscal year ended July 31, 2005 were $119,113. For the fiscal year ended July 31, 2004, Peterson Sullivan PLLC did not bill any fees for assurance or services relating to our quarterly financial statements. Our audit fees for the fiscal year ended July 31, 2004 were $18,680.

Audit Related Fees: We did not incur any audit related services during the fiscal years ended July 31, 2005 and 2004.

Tax Fees: This consists largely of tax services provided in the United States. For the fiscal year ended July 31, 2005, we incurred and paid Peterson Sullivan PLLC an aggregate of $77,099 for tax compliance, tax advice and tax planning regarding United States tax matters. For the fiscal year ended July 31, 2004, we paid Peterson Sullivan PLLC $5,623 and KBA Group LLP $2,400 for tax compliance, tax advice and tax planning regarding United States tax matters.

All Other Fees: We did not incur any other fees, other than described above, during the fiscal year ended July 31, 2005. For the fiscal year ended July 31, 2004, the aggregate fees billed by KBA Group LLP for other non-audit professional services, other than those services listed above, were $1,000.

Our audit committee has adopted a policy governing the pre-approval by the audit committee of all services, audit and non-audit, to be provided to the corporation by its independent auditors. Under the policy, the audit committee has pre-approved the provision by the corporation’s independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the audit committee must be submitted to the audit committee by the independent auditors, and the independent auditors must advise the audit committee as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence. The audit committee may delegate either type of pre-approval authority to one or more of its members.

The audit committee has considered the nature and amount of the fees billed by Peterson Sullivan PLLC and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Peterson Sullivan PLLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATHAY MERCHANT GROUP, INC.

By: /s/ Michael J. Smith
Michael J. Smith
Chairman of the Board of Directors,
President, Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date: October 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Smith Michael J. Smith	Chairman of the Board of Directors,
President, Chief Executive Officer, Chief
Financial Officer and Secretary
(Principal Executive Officer,
Principal Financial Officer and
	Principal Accounting Officer)	October 31, 2005

/s/ Jelena Djordjevic-Lausevic	Director	October 31, 2005
Jelena Djordjevic-Lausevic

/s/ Mirjana Lausevic-Zdravkovic	Director	October 31, 2005
Mirjana Lausevic-Zdravkovic

/s/ Silke Brossman	Director	October 31, 2005
Silke Brossmann