Form 10QSB
period 2005-10-31
CATHAY MERCHANT GROUP, INC.
filed 2005-12-15
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _________ to _________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant is a shell company (as defined in Role 12b-2 of the Exchange Act).
☐ YES ☒NO

The number of shares outstanding of the issuer's common stock as at December 9, 2005 was 18,796,829.

Transitional Small Business Disclosure Format (check one): ☐ YES ☒ NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT - FORM 10-QSB
THREE MONTHS ENDED OCTOBER 31, 2005

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	OCTOBER 31,	JULY 31,
	2005	2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$4,501	$3,865
Restricted cash	65	66
Receivables	1,334	1,181
Due from affiliates	1,061	1,464
Inventories	8,546	8,621
Prepaid expenses and other	176	184
Deferred tax benefits	565	571
Total current assets	16,248	15,952
Non-current Assets:
Deferred credit facility costs	278	298
Property, plant and equipment	1,094	991
Purchase option agreements	14,728	14,894
Goodwill	5,259	5,274
Deferred tax benefits	59	59
Total non-current assets	21,418	21,516
Total assets	$37,666	$37,468

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$14,126	$14,161
Due to affiliates	2,163	1,302
Total current liabilities	16,289	15,463
Long-term Liabilities:
Debt	10,387	10,503
Other liabilities	40	22
Total long-term liabilities	10,427	10,525
Total liabilities	26,716	25,988
Stockholders' Equity:
Common stock	2,029	2,029
Additional paid-in capital	28,008	28,008
Accumulated deficit	(13,656)	(13,280)
Treasury stock, at cost	(5,313)	(5,313)
Cumulative translation adjustment	(118)	36
Total stockholders' equity	10,950	11,480
Total liabilities and stockholders' equity	$37,666	$37,468

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	OCTOBER 31,
	2005	2004
Product sales, net	$19,127	$-
Cost of goods sold	18,302	-
	825	-
General and administrative expenses	748	389
Operating profit (loss)	77	(389)
Other income (expense):
Interest and financing charges, net	(489)	147
Miscellaneous	40	-
	(449)	147
Loss before income tax	(372)	(242)
Income tax	4	-
Net loss	$(376)	$(242)
Net loss per common share, basic and diluted	$(0.02)	$(0.01)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	OCTOBER 31,
	2005	2004
Net loss	$(376)	$(242)
Other comprehensive loss, foreign currency translation adjustment	(154)	-
Comprehensive loss	$(530)	$(242)

See accompanying notes

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	OCTOBER 31,
	2005	2004
OPERATING ACTIVITIES:

Net loss	$(376)	$(242)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	73	20
Accrued interest on promissory note	94	-
Foreign exchange	(98)	-
Changes in operating assets and liabilities:
Receivables	(169)	-
Due from affiliates	393	-
Refundable income taxes	-	3,465
Inventories	(21)	-
Prepaid expenses and other current assets	10	6
Accounts payable and other current liabilities	87	(25)
Due to affiliates	827	209
Net cash provided by operating activities	820	3,433

INVESTING ACTIVITIES:
Purchase of fixed assets	(167)	(46)
Net cash used in investing activities	(167)	(46)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	6
Borrowing from a credit facility	-	1,575
Net cash provided by financing activities	-	1,581

Effects of foreign exchange on cash and cash equivalents	(17)	-
Increase in cash and cash equivalents	636	4,968
Cash and cash equivalents, beginning of period	3,865	9,897
Cash and cash equivalents, end of period	$4,501	$14,847

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$4	$--
Interest expenses paid	$--	$--

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The notes to these consolidated financial statements are presented in United States dollars, unless otherwise indicated. With the exception of per share amounts, amounts are presented in thousands.

Description of Business

          Cathay Merchant Group, Inc. is primarily an aluminium manufacturing and trading company.

          On June 30, 2005, the Company, acting through its wholly-owned subsidiary, Cathay Merchant Group Limited ("CMG") (a Samoan Corporation), acquired all of the shares of AWP Aluminium Walzprodukte GmbH ("AWP") and AFM Aluminiumfolie Merseburg GmbH ("AFM") for an aggregate purchase price of $18,500 (Euro 15,300). AWP and AFM are incorporated under the laws of Germany. The Company expects that AWP and AFM will serve as a trading platform for Chinese companies involved in the export of aluminium products.

          In addition, the Company, through its wholly-owned subsidiaries, CMG and Cathay Merchant Group (Shanghai) Wind Energy Co. Ltd., has investments in the development of two wind energy projects in the Hebei Province in China, the Twin Dragons Wind Farm and the Kanglong Wind Farm, neither of which has generated any revenues.

Basis of Presentation

          The unaudited interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the fiscal year ended July 31, 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (all adjustments are those of a normal, recurring nature) to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for any subsequent period or the entire year.

2. LOSS PER SHARE

          Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended October 31, 2005 and 2004, due to their anti-dilutive effect.

          The following table sets forth the computation of basic and diluted loss per share:

	THREE MONTHS ENDED
	OCTOBER 31,
	(Unaudited)
	2005	2004
Net loss	$(376)	$(242)
Weighted-average shares	18,797	18,001
Net loss per share, basic and diluted	$(0.02)	$(0.01)

3. BUSINESS SEGMENT INFORMATION

          During the three months ended October 31, 2005, the Company operated in one reportable business segment: manufacturing and trading of aluminium products, and all revenues were derived from Europe.

          The following tables disclose the Company's sales by product types for the three months ended October 31, 2005:

By product types	Amount

Sheets	$1,900
Strips	4,105
Blanks	3,123
Foils	9,911
Other	88
$19,127

          As of October 31, 2005, there was no material change in total assets from July 31, 2005.

4. RELATED PARTIES TRANSACTIONS

          During the three months ended October 31, 2005, the Company had the following transactions with KHD Humboldt Wedag International Ltd. (collectively with its subsidiaries, "KHD"), which currently owns a 27.8% equity interest in the Company:

a) Deposited its cash and cash equivalents with a banking subsidiary of KHD. Interest income on the deposit was $2. Such deposit amounted to $3,000 as at October 31, 2005.

b) Paid an unused Credit Facility fee of $35.

c) Paid a management fee of $225.

d) Sold $14,814 of product and paid a net financing charge of $303.

5. SUBSEQUENT EVENT

          The Company’s board of directors approved a change in the Company’s fiscal year end from July 31 to December 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

          Our primary business involves the manufacturing and trading of aluminium products.

          On June 30, 2005, we acquired all of the shares of AWP Aluminium Walzprodukte GmbH and AFM Aluminiumfolie Merseburg GmbH, for consideration of $18.5 million (Euro 15.3 million).

          We acquired all of the outstanding shares of AWP Aluminium Walzprodukte from a wholly-owned subsidiary of KHD Humboldt Wedag International Ltd. pursuant to a share purchase agreement dated June 30, 2005, for consideration of $10.0 million (Euro 8.3 million). AWP Aluminium Walzprodukte is based in Hettstedt, Germany, and operates an aluminium rolling mill through its wholly-owned subsidiary MAW Mansfelder Aluminiumwerke. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products, principally for the European market.

          We acquired all of the outstanding shares of AFM Aluminiumfolie Merseburg, pursuant to a share purchase agreement dated June 30, 2005, for consideration of $8.5 million (Euro 7.0 million). AFM Aluminiumfolie Merseburg is based in Merseburg, Germany, and also operates an aluminium rolling mill. It produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and technical applications. AFM Aluminiumfolie Merseburg's principal market is also Europe.

          Our other two investments involve the development of wind farms in the Hebei Province of the People's Republic of China.

          All of our revenues to date have been generated by our two aluminium rolling mills, which were acquired on June 30, 2005.

          The following discussion and analysis of the results of operations and financial condition of our company for the three months ended October 31, 2005 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our company's most recent annual report on Form 10-KSB for the fiscal year ended July 31, 2005 filed with the United States Securities and Exchange Commission.

Results of Operations - Three Months Ended October 31, 2005

          Net product sales were $19.1 million for the three months ended October 31, 2005, compared to $nil in the same period in 2004. The product sales were from our two new subsidiaries which operate the aluminium mills.

          Cost of sales was $18.3 million for the three months ended October 31, 2005, compared to $nil in the same period in 2004. The increase was in line with the increase in sales.

          General and administrative expenses for the three months ended October 31, 2005 were $0.7 million, compared to $0.4 million for the same period in 2004. We paid $0.2 million for reimbursement of expenses and administrative and management fees to KHD Humboldt Wedag International and its subsidiaries for the three months ended October 31, 2005.

          We reported a net loss of $0.4 million, or $0.02 per common share for the three months ended October 31, 2005, compared to $0.2 million, or $0.01 per common share, in the same period in 2004.

Liquidity and Capital Resources

          At October 31, 2005, we had a working capital deficency of $41,000, compared to working capital of $0.5 million at July 31, 2005.

          We entered into a five-year $20 million revolving credit facility dated April 26, 2004 with MFC Merchant Bank S.A., a wholly-owned subsidiary of KHD Humboldt Wedag International, which is to mature in March 2009. In August 2004, MFC Merchant Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of October 31, 2005, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20,000,000, and a floating charge on all of our company's other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20,000,000, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties.

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

Operating Activities

          Operating activities provided cash of $0.8 million for the three months ended October 31, 2005, compared to $3.4 million in the same period in 2004, primarily as a result of collection of refundable income taxes in 2004.

Investing Activities

          Investing activities used cash of $0.2 million for the the three months ended October 31, 2005, compared to $46,000 in the same period in 2004, primarily due to the purchase of fixed assets in 2005.

Financing Activities

          Financing activities provided cash of $nil for the three months ended October 31, 2005, compared to $1.6 million in the same period in 2004, primarily due to borrowing from a credit facility in 2004.

Off-Balance Sheet Arrangements

          The following table sets forth our best estimates for material long-term obligations as at July 31, 2005. Operating leases include commitments for office space, computers and office equipment. As of July 31, 2005, our principal business office is located in Shanghai, People's Republic of China. We occupy approximately 113-square-meters of leased office space, under an informal, month-to-month lease arrangement and payment under this arrangement is not included in the following table. We paid $19,000 during the fiscal year ended July 31, 2005, under this arrangement. The table excludes commitments such as open purchase orders under long-term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. Our contractual obligations as of July 31, 2005 were:

	Payments Due by Period
	(in $000's )
Contractual		Less Than		4-5	After
Obligations(1)	Total	One Year	2-3 Years	Years	5 Years
Capital Lease Obligations	$91	$64	$22	$5	$-
Operating Leases	3,266	550	1,123	1,078	515
Purchase Obligations	67	67	-	-	-
Total Contractual Obligations	$3,424	$681	$1,145	$1,083	$515

(1)	There have been no material changes to the contractual obligations (summarized in the above table of contractual obligations at July 31, 2005) during the three months ended October 31, 2005 that are outside the ordinary course of our business.

ITEM 3. CONTROLS AND PROCEDURES.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions' rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is also our Chief Financial Officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of October 31, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Chief Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (who is also our Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

          There have been no significant changes in our internal controls over financial reporting that occurred during our most recent quarter ended October 31, 2005 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          As of December 5, 2005, we were not party to any pending legal proceedings and none of our directors, officers, affiliates or significant shareholders were party to any material legal proceedings which were adverse to us. In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS.

          The following documents are either incorporated by reference or filed herewith in accordance with Item 601 of Regulation SB.

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

(3)(i)	Articles of Incorporation

3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981

3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987

3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990

3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997

3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	June 5, 1998

3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	June 5, 1998

3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	February 9, 1999

3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	January 10, 2000

3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	October 7, 2004

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

3(ii)	By-laws

3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation		8-K	May 17, 2000

(10)	Material contracts

10.1	Asset Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003

10.2	Amendment Agreement dated December 12, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003

10.3	Patent Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003

10.4	Stock Purchase Agreement dated April 26, 2004, between Cathay Merchant Group, Inc. and Raj Kumar.		8-K	April 30, 2004

10.5	Credit Facility Agreement dated as of April 26, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		8-K	April 30, 2004

10.6	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		10-KSB	October 29, 2004

10.7	Memorandum of Understanding dated September 16, 2004, among MFC Bancorp Ltd., Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government.		10-QSB	December 15, 2004

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

10.8	Addendum of Memorandum of Understanding dated September 26, 2004, among MFC Bancorp Ltd., Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government.		10-QSB	December 15, 2004

10.11	Memorandum of Understanding dated January 28, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government of Hebei Province and Chuzhangdi Town Government.		10-KSB	October 31, 2005

10.12	Wind Park Project Land Use Rights Agreement dated February 23, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government.		10-KSB	October 31, 2005

10.13	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Blake International Limited.		8-K	June 30, 2005

10.14	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

10.15	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Universal Metals Limited.		8-K	June 30, 2005

10.16	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

(31)	Section 302 Certification

31.1	Chief Executive Officer and Chief Financial Officer	X

(32)	Section 906 Certifications

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

32.1	Chief Executive Officer and Chief Financial Officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2005	CATHAY MERCHANT GROUP, INC.

By: /s/ Michael J. Smith
Michael J. Smith
Chairman of the Board of Directors,
President, Chief Executive Officer,
Chief Financial Officer and Secretary