Form 10KSB
period 2005-12-31
CATHAY MERCHANT GROUP, INC.
filed 2006-03-31
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended [     ]

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2005 to December 31, 2005

Commission file number 000-16283

CATHAY MERCHANT GROUP, INC.
(Name of small business issuer in its charter)

DELAWARE	04-2608713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3604 Tower 1,
Kerry Everbright City,
218 Tian Mu Road West,
Shanghai, P.R. China	200070
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (86)-21-6353-0012

Securities registered under Section 12(b) of the Exchange Act:

Common Shares, par value $0.10	American Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

State issuer's revenues for the five month transition period ended December 31, 2005. $32,560,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12B-2 of the Exchange Act.)

13,572,685 common shares @ $0.56(1) = $7,600,704
(1) Closing price on February 16, 2006.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

18,796,829 common shares issued and outstanding as of February 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.           Description of Business.

This transition report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this transition report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

On November 8, 2005, our board of directors approved a change of our fiscal year end from July 31 to December 31. To facilitate the change, we are reporting a one-time, five month transition year covering the period ended December 31, 2005. Subsequent to the transition year, our first full financial year will cover the period from January 1, 2006 to December 31, 2006. We will file quarterly reports on Form 10-QSB for our new year end of December 31.

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

Since our incorporation, we have been operating our business primarily through our subsidiaries. The names of our subsidiaries, their jurisdictions of organization and our percentage voting ownership of each are as follows:

Name of Subsidiary	Jurisdiction of Incorporation or Organization	Percentage Share Ownership as of December 31, 2005
Cathay Merchant Group Ltd.	Samoa	100%
Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. (1)	People's Republic of China	100%
Cathay Merchant Group (Nevada), Inc.	Nevada	100%
AWP Aluminium Walzprodukte GmbH (1)	Germany	100%
MAW Mansfelder Aluminiumwerke GmbH (2)	Germany	100%
AFM Aluminiumfolie Merseburg GmbH (1)	Germany	100%

(1)	Wholly-owned by Cathay Merchant Group Ltd.

(2)	Wholly-owned by AWP Aluminium Walzprodukte GmbH

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

Pursuant to an asset purchase agreement dated December 8, 2003, between Equidyne Systems, our wholly-owned subsidiary, and HNS International, we agreed to sell to HNS International all of our right, title and interest in and to: (i) our INJEX needle-free injection device; and (ii) our patent protection related to INJEX. The purchase price for the assets purchased by HNS International was $750,000. At the time of the transaction, HNS International was owned and controlled by Jim Fukushima, who was a member of our board of directors from September, 1999, to July, 2003. In connection with the sale, we agreed not to develop, manufacture, promote, market, sell or otherwise exploit, directly or indirectly, any device similar or competitive with INJEX for a period of ten years following the execution of the asset purchase agreement.

Wind Farm Investments

Following the sale of our needle-free business, we invested in the development of two wind farms located in the Hebei Province of the People’s Republic of China. Following wind speed testing on the property, however, our management determined that the development of wind farms in China did not present the best opportunity for us to realize value for our shareholders. As a result, we elected not to pursue and develop our wind farm investments.

CURRENT BUSINESS

Overview

Our primary business involves the manufacturing and trading of aluminium products.

AWP Aluminium Walzprodukte and AFM Aluminiumfolie Merseburg

Our wholly-owned subsidiary, Cathay Merchant Group Ltd., a company incorporated under the laws of Samoa ("Cathay Samoa"), acquired all of the shares of AWP Aluminium Walzprodukte GmbH and AFM Aluminiumfolie Merseburg GmbH on June 30, 2005. The companies were acquired for a combined purchase price of $18.5 million (Euro 15,300,000). AWP Aluminium Walzprodukte is based in Berlin, Germany, and operates an aluminium rolling mill through its wholly-owned subsidiary, MAW Mansfelder Aluminiumwerke GmbH. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products. On the same date, we also acquired AFM Aluminiumfolie Merseburg, which operates an aluminium rolling mill factory in Merseburg, Germany and produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and other technical applications. Total combined production from the two mills during the five month transition period ended December 31, 2005 was 11,610 metric tonnes of finished products. The maximum total combined annual production from the two mills is 40,000 metric tonnes. The principal market for all of our aluminium products is primarily Europe, and we intend to utilize our acquisitions as a trading platform for Chinese companies involved in the export of aluminium products to Europe. We will use our product expertise, our market know-how and our specialized technical equipment of our two mills as a platform for our aluminium trading business which will include the import of semi-finished and finished foil products from China for finishing and sale to Europe and the Middle East. For example, we will import semi-finished products from China which will be sold after having been slitted, annealed and newly packed in custom coils at the mill operated by AFM Aluminiumfolie Merseburg. We will also provide our Chinese aluminium foil producers with foilstock, produced in the mill operated by AWP Aluminium Walzprodukte, which will be further rolled to finished or semi-finished aluminium foil products by these Chinese producers. We will then import these finished and semi-finished products for sale in Europe and the Middle East. By employing this strategy, we make use of cost advantages provided by using these Chinese aluminium foil producers while securing a high quality foil product.

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

We acquired all of the outstanding shares of AWP Aluminium Walzprodukte pursuant to a share purchase agreement dated June 30, 2005, between Cathay Samoa and Blake International, a wholly-owned subsidiary of KHD Humboldt Wedag International Ltd. (formerly MFC Bancorp Ltd.), for a purchase price of $10.0 million (Euro 8,280,000). We paid $4.8 million (Euro 4,000,000) in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $5.2 million (Euro 4,280,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Samoa and is guaranteed by us. Blake International was a wholly-owned subsidiary of KHD Humboldt Wedag which, at the time of the transaction, was an affiliate and significant shareholder of our company.

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

Industrial and commercial fabricators in the construction and automotive supply industry represent the largest customers for AWP Aluminium Walzprodukte's products. Aluminium rolled products developed for this market segment are often decorative, offer insulating properties, are durable and corrosion resistant, and have a high strength-to-weight ratio. Aluminium siding, gutters, and downspouts comprise a significant amount of construction volume. Other applications include doors, windows, awnings, canopies, façades, roofing and ceilings. Most of the customers of AWP Aluminium Walzprodukte receive shipments in the form of aluminium sheets, foils, strips and blanks which are later fabricated according to our customers' specifications. Demand for most of AWP Aluminium Walzprodukte's products is seasonal, with higher demand occurring in the spring, summer and fall months and lower demand in the winter months. Accordingly, our aluminium mills typically generate higher revenues in the spring, summer and fall months.

The majority of our products are sold to two subsidiaries of Mass Financial Corp., which provide marketing services and re-sell the products to end-user customers.

AFM Aluminiumfolie Merseburg's products include those that utilize aluminium foil because of its light weight, recyclability and formability and because it has a wide variety of uses in packaging. Aluminium foil can be processed to create a very thin foil that can be plain or printed and is typically laminated to plastic or paper to form an internal seal for a variety of packaging applications including flexible (food and beverage) packaging, pharmaceutical packaging and other technical applications. Customers typically order coils of such foil in a range of thicknesses from 6 microns to 50 microns. AFM Aluminiumfolie Merseburg enters into annual supply agreements with a majority of its larger customers that are typically concluded during the fall and winter months to cover the customers' requirements for the following year. This makes AFM Aluminiumfolie Merseburg's revenues relatively predictable at an early time in the year.

The aluminium products of AWP Aluminium Walzprodukte are sold to distributors, as well as end-users, principally for use by industrial and commercial fabricators of aluminium products whereas the aluminium products of AFM Aluminiumfolie Merseburg are sold exclusively to industrial fabricators.

MFC CREDIT FACILITY

In order to provide a possible source of funding for our activities, we entered into a five-year, $20.0 million credit facility with MFC Merchant Bank. MFC Merchant Bank is a wholly-owned subsidiary of KHD Humboldt Wedag. Under the terms of the credit facility, MFC Merchant Bank agreed to provide us with a revolving credit facility in the principal amount of up to $20.0 million at any time and from time to time until the maturity date of March 31, 2009. The maturity date may be extended for an additional six-month term at MFC Merchant Bank's option and sole discretion. Under the credit facility agreement, we may use all advances of the credit facility to fund: (i) operating and acquisition activities; and (ii) working capital and general corporate activities. The credit facility is secured by a pledge agreement and is evidenced by a promissory note.

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

On August 24, 2004, MFC Merchant Bank converted $1,575,000 of the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. Immediately thereafter, MFC Merchant Bank entered into a transfer agreement dated August 24, 2004, between MFC Merchant Bank and Mass Financial, a former wholly-owned subsidiary of KHD Humboldt Wedag, whereby MFC Merchant Bank transferred its 3,150,000 shares to Mass Financial at the same price of $0.50 per share for a total price of $1,575,000.

At a special meeting held on September 16, 2004, our shareholders approved the right for MFC Merchant Bank to convert the remaining $18,425,000 of the credit facility at any time into such number of shares of our common stock in accordance with the formula mentioned above. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of our company. For the consequences of this conversion, please see the section "Change of Control" located on page 45 of this transition report on Form 10-KSB.

COMPETITION

Competition of Our Aluminium Rolling Mills

The aluminium rolled products market is highly competitive. We face competition from a number of companies in Germany and from European companies selling their products to our markets. Our primary competitors in Europe are Norsk Hydro A.S.A., Alcan, Alcoa, Novelis and Corus. We compete based on our price, product quality, the ability to meet customers' specifications, short delivery times and range of products offered. We also use sophisticated technical equipment and focus on high-end niche markets in order to maintain our competitive advantage.

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

Aluminium

Both of our aluminium rolling mills obtain aluminium from a number of sources. We purchase hot rolled and cold rolled aluminium strip for rolling based on the price of aluminium as quoted on the London Metals Exchange plus an agreed upon per-ton conversion price that we negotiate with our suppliers on a yearly basis. Two of our significant suppliers of aluminium are Hydro Aluminium and Novelis. AWP Aluminium Walzprodukte produces foilstock which is used as raw material in the mill operated by AFM Aluminiumfolie Merseburg. For the five month transition period ended December 31, 2005, the aluminium rolling mills purchased 90% of their aluminium from suppliers on annual contracts.

Energy

We use several sources of energy in the manufacture and delivery of our aluminium rolled products. In the five month transition period ended December 31, 2005, natural gas and electricity represented 20% of the total cost of goods of our aluminium products and 90% of our energy consumption by cost. The majority of energy usage occurs during the rolling of aluminium strip. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing volatility in Germany has increased our energy costs.

CUSTOMERS

Currently, our aluminium rolling mills are our only proprietary investments that generate revenues. The majority of our products are sold to two subsidiaries of Mass Financial, which provide marketing services and re-sell the products to end-user customers. Although we provide products to a wide variety of customers in Europe, we have experienced consolidation trends among our customers. In the five month transition period ended December 31, 2005, AFM Aluminiumfolie Merseburg's seven largest end-user customers accounted for approximately 72% of its total sales and operating revenues. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users. The major customers of AFM Aluminiumfolie Merseburg include clients in the flexible packaging industry.

The major customers of AWP Aluminium Walzprodukte include manufacturers in the automotive supply industry and the construction industry. AWP Aluminium Walzprodukte's customer base consists of approximately 240 small and medium sized customers.

We supply various end-use markets in approximately 10 countries through a direct sales force that operates from our offices in Merseburg and Hettstedt in Germany. Our sales department works in co-operation with IC Management Service GmbH and JH Trade & Financial Services GmbH, both of which are indirect wholly-owned subsidiaries of Mass Financial. The direct sales channel typically involves very large and sophisticated fabricators and original equipment manufacturers. Long standing relationships are maintained with leading companies in industries that use aluminium rolled products. Supply contracts with our large customers are generally for a term of one year and historically there has been a high degree of renewal business with such customers. AWP Aluminium Walzprodukte also sells products through aluminium distributors. Customers of distributors are widely dispersed, and sales through this channel are fragmented.

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

RISK FACTORS

Much of the information included in this transition report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this transition report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

As a general guideline, we anticipate spending approximately $134,000 per month on our day-to-day general and administrative operations excluding the operation of our aluminium rolling mills in Germany during the fiscal year ending December 31, 2006. This cost includes a monthly payment of $75,000 to MFC Merchant Bank for various financial and operating advisory services pursuant to a financial advisory agreement dated January 1, 2004. In addition to the $75,000 per month advisory costs, we estimate spending approximately $59,000 per month for corporate general and administrative expenses.

RISKS RELATED TO OUR ALUMINUM BUSINESS

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

From time to time, we may be involved in, or be subject to, disputes, proceedings and investigations with respect to a variety of matters, including environmental, health and safety, product liability, employee, tax, contractual and other matters as well as other disputes and proceedings that arise in the ordinary course of business. Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management's attention as well as operational resources. Any such dispute, litigation or investigation, whether currently pending or threatened or in the future, may have a material adverse effect on our financial results.

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

Approximately 73 of our employees at the rolling mill owned by AWP Aluminium Walzprodukte are represented by labour unions under collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial results.

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

Our businesses and operations are exposed to the effects of changes in the exchange rates of the Euro, the United States dollar and other currencies. We prepare our combined financial statements in United States dollars, but the majority of our earnings and expenditures are denominated in other currencies, primarily the Euro. Changes in exchange rates will result in increases or decreases in our reported costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity.

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

  increases in costs of natural gas;

  significant increases in costs of supplied electricity or fuel oil related to transportation;

  interruptions in energy supply due to equipment failure or other causes; and

  the inability to extend energy supply contracts upon expiration on economical terms.

If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability could decline.

We may encounter increases in the cost of raw materials and energy, which could have a material adverse effect on our financial condition and results of operations.

We require substantial amounts of raw materials in our business, consisting principally of aluminium. Any substantial increases in the cost of aluminium could adversely affect our financial condition and results of operations. The availability and price of aluminium depends on a number of factors outside our control, including general economic conditions, foreign demand for metallics and internal recycling activities by primary aluminium producers. Increased domestic and worldwide demand for aluminium have had and will continue to have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. Generally, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we can be exposed to fluctuations in the price of raw materials, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our profitability. If raw material prices were to increase significantly without a commensurate increase in the market value of our products, our financial condition and results of operations would be adversely affected.

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.

The seven largest end-user customers of our aluminium products accounted for approximately 72% of the total sales and operating revenues of AFM Aluminiumfolie Merseburg in the five month transition period ended December 31, 2005. A significant downturn in the business or financial condition of its significant customers could materially adversely affect our results of operations. In addition, if its existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. Some of the longer term contracts under which we supply our customers are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to achieve cost savings and other benefits.

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

RISKS OF ENFORCEMENT

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We are organized under the laws of the State of Delaware, United States. We will, however, be seeking shareholder approval to change our jurisdiction of organization to the Turks and Caicos Islands. Our principal business office is located in Shanghai, China. Outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Turks and Caicos Islands company debtor doing business and with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

SECURITIES RISKS

Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors' ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

Our common shares are currently traded on the American Stock Exchange under the symbol "CMQ". Further announcements concerning our or our competitors' technological innovations, new product and service offerings, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for companies and companies that carry out a portion of their business in China, fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, as well as general economic, political and market conditions in China and worldwide, may adversely affect the trading price of our common shares.

MFC Merchant Bank may unilaterally exercise its conversion rights of the remaining balance of the credit facility, thereby substantially diluting our shareholders' holdings and resulting in a change of control of us.

MFC Merchant Bank, a bank organized under the laws of Switzerland, and a wholly-owned subsidiary of KHD Humboldt Wedag, has the right to convert the balance amount under a credit facility agreement dated April 26, 2004 that we entered into with MFC Merchant Bank. As part of MFC Merchant Bank's compensation for services to be performed by it under the credit facility agreement, MFC Merchant Bank may at any time and from time to time during the term of the agreement, convert the balance of the credit facility or any portion thereof into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock to be exchanged for the balance, or portion thereof, of the credit facility is: (amount of credit facility to be converted) divided by (the applicable ten day average of the closing price of the shares of our common stock).

On September 16, 2004, at a special meeting of our shareholders, our shareholders approved the right of MFC Merchant Bank to convert the remaining $18,425,000 amount of the credit facility into shares of our common stock. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of us. Based on our ten-day average of the closing price of our common stocks of and including January 31, 2006, of $0.4044, the $18,425,000 remainder of the credit facility may be converted into 45,561,325 shares of our common stock, or 70.8% of our outstanding stock as of such date. As a result, MFC Merchant Bank would be the beneficial owner of 45,561,325 shares of our common stock, or 70.8% of our outstanding common stock as of such date (assuming issuance of the 45,561,325 shares as of such date). The conversion of the remaining balance under the credit facility would significantly dilute our shareholders, result in a change of control of our company and would grant MFC Merchant Bank the power to unilaterally appoint the entire board of directors of our company without the support of any of our other shareholders.

TAX RISKS

If we elect to proceed with the proposed continuance, and such continuance is consummated, we may be subject to United States income tax liabilities which may adversely effect our working capital.

If we elect to proceed with the proposed continuance, and such continuance is consummated, we will be deemed to have disposed of all of our property at its fair market value, which may cause net taxable capital gains and income for which we will incur United States federal income tax liability.

Upon the consummation of the continuance, we will be taxed as a Turks and Caicos Islands corporation. The American Jobs Creation Act of 2004 includes provisions the effect of which is to treat certain corporations that undergo "inversion transactions" as United States corporations. While we believe that these provisions will not apply to the continuance, there is a risk that the Internal Revenue Service would interpret the rules so as to treat us as a United States corporation. As a result, future income would be subject to United States income tax. We anticipate that we would not have significant income subject to United States tax in the future. We intend to invest in corporations that would be treated as controlled foreign corporations which would have operating businesses outside of the United States. We do not intend to repatriate any income from such corporations in the foreseeable future.

As a consequence, we anticipate that any future income that would be subject to United States tax would be minimal.

Item 2.           Description of Property.

Our principal business office is located in Shanghai, People's Republic of China in approximately 113-square-meters of leased office space, under an informal, month-to-month lease arrangement. We paid $4,027 during the five month transition period ended December 31, 2005 as rent under this arrangement. We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2006. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

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

We are currently negotiating amendments to purchase both option agreements with the representatives of GSA. Final option price negotiations are being refined and, if adjusted, are expected to be adjusted in our company's favor.

Item 3.           Legal Proceedings.

As of February 17, 2006, we were not party to any pending legal proceedings and none of our directors, officers, affiliates or significant shareholders were party to any material legal proceedings which were adverse to us. In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters.

Item 4.           Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock has been listed on the American Stock Exchange since December 15, 2000. Our common stock traded under the symbol "IJX" from December 15, 2000, to October 6, 2004, and has traded under the symbol "CMQ" since October 6, 2004. Our common stock was previously traded in the over-the-counter market on the National Association of Securities Dealers Inc.'s Over-the-Counter Electronic Bulletin Board in the United States

under the symbol "INJX". The following table sets forth, for the periods indicated, the high and low sale prices as reported by Yahoo Finance:

	High	Low
FISCAL YEAR ENDED JULY 31, 2004
First Quarter	$0.70	$0.44
Second Quarter	$0.71	$0.49
Third Quarter	$0.78	$0.53
Fourth Quarter	$0.76	$0.51
FISCAL YEAR ENDED JULY 31, 2005
First Quarter	$0.69	$0.42
Second Quarter	$0.97	$0.42
Third Quarter	$0.68	$0.43
Fourth Quarter	$0.73	$0.41
TRANSITION PERIOD ENDED DECEMBER 31, 2005
August 2005	$0.70	$0.57
September 2005	$0.61	$0.47
October 2005	$0.52	$0.40
November 2005	$0.43	$0.40
December 2005	$0.43	$0.36

On February 17, 2006, the shareholders' list for our common stock showed 163 registered stockholders and 18,796,829 shares issued and outstanding.

Dividend Policy

During the five month transition period ended December 31, 2005 and the years ended July 31, 2005 and 2004, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act of 1933 during the five month transition period ended December 31, 2005.

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

The following table provides a summary of the number of stock options granted under the Long Term Incentive and Share Award Plan of 2002 and the 1996 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance, all as at December 31, 2005.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the five month transition period ended December 31, 2005.

Item 6. Management's Discussions and Analysis or Plan of Operation.

On November 8, 2005, our board of directors approved a change of our fiscal year end from July 31 to December 31. To facilitate the change, we are reporting a one-time, five month transition year covering the period ended December 31, 2005. Subsequent to the transition year, our first full financial year will cover the period from January 1, 2006 to December 31, 2006. We will file quarterly reports on Form 10-QSB for our new year end of December 31.

The following is a discussion and analysis of our results of operations and financial position for the audited consolidated five month transition period ended December 31, 2005 and the unaudited consolidated five month comparative period ended December 31, 2004 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this transition report on Form 10-KSB. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the section entitled "Risk Factors" for a complete list of our risk factors.

Company Overview

Our primary business involves the manufacturing and trading of aluminium products.

On June 30, 2005, we acquired all of the shares of AWP Aluminium Walzprodukte and AFM Aluminiumfolie Merseburg for consideration of $18.5 million (Euro 15,300,000).

We acquired all of the outstanding shares of AWP Aluminium Walzprodukte from Blake International, then a wholly-owned subsidiary of KHD Humboldt Wedag, pursuant to a share purchase agreement dated June 30, 2005, for consideration of $10.0 million (Euro 8,280,000). KHD Humboldt Wedag International was a former insider and significant shareholder of our company until January 31, 2005. AWP Aluminium Walzprodukte is based in Hettstedt, Germany, and operates an aluminium rolling mill through its wholly-owned subsidiary MAW Mansfelder Aluminiumwerke. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products, principally for the European market.

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

All of our revenues to date have been generated by our two aluminium rolling mills, which were acquired on June 30, 2005. We did not receive any revenues from our prior wind farm investments.

Results of Operations – Five Month Transition Period Ended December 31, 2005 Compared to Five Month Comparative Period Ended December 31, 2004

Net product sales for the five month transition period ended December 31, 2005, were $32.6 million compared with $Nil for the comparative period ended December 31, 2004. The increase in sales was due to product sales from our two new subsidiaries which operate aluminum mills in Germany.

Cost of sales for the five month transition period ended December 31, 2005 was $31.1 million compared to $Nil for the comparative period ended December 31, 2004. The increase in cost of sales was in line with the increase in sales.

General and administrative expenses were $1.4 million for the five month transition period ended December 31, 2005, compared to $0.7 million during the comparative period ended December 31, 2004.

We incurred a net loss of $0.8 million for the five month transition period ended December 31, 2005, compared to $0.6 million during the comparative period ended December 31, 2004.

Liquidity and Capital Resources – Five Month Transition Period Ended December 31, 2005

We had cash and cash equivalents of $3.8 million as of December 31, 2005, compared to $3.9 million as of July 31, 2005. We have financed our operations from cash flow acquired in prior years from debt and equity financing. We had accumulated a deficit of $14.1 million as at December 31, 2005, compared to a deficit of $13.3 million as at July 31, 2005. As at December 31, 2005, we had a working capital deficiency of $0.8 million, compared to working capital of $0.5 million at July 31, 2005.

We entered into a five-year $20.0 million revolving credit facility dated April 26, 2004 with MFC Merchant Bank which is to mature in March 2009. In August 2004, MFC Merchant Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of December 31, 2005, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20.0 million, and a floating charge on all of our other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20.0 million, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties.

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

Operating Activities

Operating activities provided cash of $0.4 million for the five month transition period ended December 31, 2005, compared to providing cash of $3.6 million for the comparative period ended December 31, 2004. The decrease in cash received from operating activities during our transition period ended December 31, 2005 was a result in the collection of refundable income taxes in the comparative period ended December 31, 2004. The tax refund resulted from our utilization of net operating loss carry-backs to reduce our taxable income for our prior fiscal year ended July 31, 2001. We do not anticipate to receive any additional tax refunds in the future.

Investing Activities

Investing activities used cash of $0.2 million during the five month transition period ended December 31, 2005, compared to cash used of $0.1 million in the comparative period ended December 31, 2004.

Financing Activities

Financing activities did not provide any cash during the five month transition period ended December 31, 2005, compared to providing cash of $1.6 million for the comparative period ended December 31, 2004.

Off-Balance Sheet Arrangements

The following table sets forth our best estimates for material long-term obligations as at December 31, 2005. Operating leases include commitments for office space, computers and office equipment. As of December 31, 2005, our principal business office is located in Shanghai, People's Republic of China. We occupy approximately 113-square-meters of leased office space, under an informal, month-to-month lease arrangement and payment under this arrangement is not included in the following table. We paid $4,027 during the five month transition period ended December 31, 2005, under this arrangement. The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. Our contractual obligations as of December 31, 2005 were:

	Payments Due by Period
	(in $000's)
Contractual		Less Than		4-5	After
Obligations(1)	Total	One Year	2-3 Years	Years	5 Years
Capital Lease Obligations	$82	$46	$35	$1	$-
Operating Leases	2,760	569	1,128	827	236
Total Contractual Obligations	$2,842	$615	$1,163	$828	$236

(1)	There have been no material changes to our contractual obligations subsequent to December 31, 2005.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We are currently in the aluminium manufacturing and trading business and have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements set out on page 29 of this transitional report on Form 10-KSB.

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

  a significant adverse change in legal factors or in the business climate;

  an adverse action or assessment by a regulator;

  unanticipated competition;

  loss of key personnel;

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

Item 7.           Financial Statements.

Financial Statements filed as part of this Transition Report on Form 10-KSB:

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated audited financial statements for the five month transition period ended December 31, 2005, and the consolidated unaudited five month comparative period ended December 31, 2004 include all adjustments necessary in order to ensure that consolidated financial statements are not misleading.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Cathay Merchant Group, Inc.

We have audited the accompanying consolidated balance sheet of Cathay Merchant Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the five month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay Merchant Group, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the five month period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Peterson Sullivan PLLC

Seattle, Washington
March 3, 2006

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)

ASSETS	2005

Current Assets
Cash and cash equivalents	$3,843
Restricted cash	65
Receivables	1,391
Due from affiliates	67
Inventories	9,554
Prepaid expenses and other	41
Deferred tax benefits	558

Total current assets	15,519

Non-current Assets

Deferred credit facility costs	264
Property, plant and equipment	1,011
Purchase option agreements	14,540
Goodwill	5,244
Deferred tax benefits	58

Total non-current assets	21,117

Total assets	$36,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$13,672
Due to affiliates	2,453
Debt	237

Total current liabilities	16,362

Long-term Liabilities
Debt	9,904
Other liabilities	38

Total long-term liabilities	9,942

Total Liabilities	26,304

Stockholders' Equity
Preferred Stock - $0.01 par value per share; authorized - 1,000,000 shares;
issued and outstanding – none	-
Common Stock, $0.10 par value per share; authorized - 35,000,000 shares;
issued and outstanding – 20,293,929	2,029
Additional Paid-in Capital	28,008
Accumulated Deficit	(14,098)
Treasury Stock, at cost (1,497,100 shares)	(5,313)
Cumulative Translation Adjustment	(294)

Total stockholders' equity	10,332

Total liabilities and stockholders' equity	$36,636

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Five Months Ended December 31, 2005 and 2004
(Dollars in Thousands, Except Loss Per Share)

		(Unaudited)
	2005	2004
Product sales, net	$32,560	$-
Cost of goods sold	31,092	-
	1,468	-
General and administrative expenses	1,376	705
Operating income (loss)	92	(705)
Other income (expense)
Interest and financing charges, net	(812)	117
Miscellaneous	(11)	-
	(823)	117
Loss before income tax	(731)	(588)
Income tax expenses	87	-
Net loss	$(818)	$(588)

Weighted average common shares outstanding, basic and diluted	18,797	18,319

Loss per common share, basic and diluted	$(0.04)	$(0.03)

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Five Months Ended December 31, 2005 and 2004
(Dollars in Thousands)

		(Unaudited)
	2005	2004
Net loss	$(818)	$(588)
Other comprehensive loss, foreign currency translation adjustment	(330)	-

Comprehensive loss	$(1,148)	$(588)

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Five Months Ended December 31, 2005 and the Year Ended July 31, 2005
(Dollars in Thousands)

	Common stock				Treasury Stock
			Additional				Cumulative	Total
			Paid-in	Accumulated			Translation	Stockholders'
	Shares	Par Value	Capital	Deficit	Shares	Cost	Adjustment	Equity

Balance at July 31, 2004	17,131,929	$1,713	$26,745	$(12,544)	1,497,100	$(5,313)	-	$10,601

Exercise of stock options	12,000	1	3	-	-	-	-	4

Conversion of a credit
facility into shares	3,150,000	315	1,260	-	-	-	-	1,575

Net loss for the year	-	-	-	(736)	-	-	-	(736)
Unrealized translation
gain for the year	-	-	-	-	-	-	36	36

Balance at July 31, 2005	20,293,929	2,029	28,008	(13,280)	1,497,100	(5,313)	36	11,480

Net loss for the five
month period	-	-	-	(818)	-	-	-	(818)

Unrealized translation
loss for the five month
period	-	-	-	-	-	-	(330)	(330)

Balance at December 31, 2005	20,293,929	$2,029	$28,008	$(14,098)	1,497,100	$(5,313)	$(294)	$10,332

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Five Months Ended December 31, 2005 and 2004
(Dollars in Thousands)

		(Unaudited)
	2005	2004
Operating activities
Net loss	$(818)	$(588)
Adjustments to reconcile net loss to net cash
flows provided by operating activities
Depreciation and amortization	121	36
Write-off of fixed assets	107	-
Changes in operating assets and liabilities
Receivables	(238)	-
Due from affiliates	1,382	-
Refundable income taxes	-	3,611
Inventories	(1,157)	-
Prepaid expenses and other current assets	143	156
Accounts payable and accrued expenses	(161)	50
Due to affiliates	1,060	310

Net cash provided by operating activities	439	3,575

Investing activities
Purchase of property and equipment	(237)	(72)

Net cash used in investing activities	(237)	(72)

Financing activities
Cash received for exercise of stock options	-	4
Increase in credit facility	-	1,575

Net cash provided by financing activities	-	1,579

Effects of foreign exchange on cash or cash equivalent	(224)	-

Change in cash and cash equivalents	(22)	5,082

Cash and cash equivalents, beginning of year	3,865	9,879

Cash and cash equivalents, end of year	$3,843	$14,961

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1. Business Description and Summary of Significant Accounting Policies

The notes to these consolidated financial statements are presented in United States Dollars, unless otherwise indicated. With the exception of per share amounts, amounts are presented in thousands. Effective from December 31, 2005, the Company changed its accounting year end to December 31 from July 31. Accordingly, the comparative information for the five months ended December 31, 2004 has been presented. The period from August 1, 2004, to July 31, 2005, had previously been audited but the short period from August 1, 2004, to December 31, 2004, standing alone has not been separately audited.

Business Description

Cathay Merchant Group, Inc. is primarily an aluminium manufacturing and trading company.

On June 30, 2005, the Company, acting through its subsidiary, Cathay Merchant Group Limited ("CMG") (a Samoan Corporation), acquired all of the shares of AWP Aluminium Walzprodukte GmbH ("AWP") and AFM Aluminiumfolie Merseburg GmbH ("AFM") for an aggregate purchase price of $18,510 (Euro 15,300). AWP and AFM are incorporated under the laws of Germany. The Company expects that AWP and AFM will serve as a trading platform for Chinese companies involved in the export of aluminium products to Europe.

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

The Company's allowance for credit losses is to be maintained at an amount considered adequate to absorb estimated credit-related losses. Such allowance reflects management's best estimate of the losses in the Company's credit portfolio and judgments about economic conditions. Estimates and judgments could change in the near-term, and could result in a significant change to a previously recognized allowance. An allowance for credit losses may be increased by provisions which are charged to income and reduced by write-offs net of recoveries. There was no allowance for credit losses as at December 31, 2005.

Inventories

Inventories consist of raw materials, work-in-progress, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first-out methods) or market and consist of the following at December 31, 2005:

Raw materials	$3,609
Work in progress	3,868
Finished goods	2,077
$9,554

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

Asset Retirement Obligations

The Company accounts for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Under these rules, the fair value of the liability is initially recorded and the carrying value of the related asset is increased by the corresponding amount. The liability is accreted to its present value and the capitalized cost is amortized over the useful life of the related asset. The Company does not currently have any assets subject to asset retirement obligation accounting.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is subject to fair value impairment tests, on at least an annual basis. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying value of the reporting unit with its fair value. If any potential impairment is identified, then the amount of the impairment is quantified by comparing the carrying value of goodwill to its fair value, based on the fair value of the assets and liabilities of the reporting unit. Any impairment of goodwill is charged to the results of operations in the period in which the impairment is determined. There was no impairment to goodwill during the five months ended December 31, 2005.

Deferred Credit Facility Costs

As noted in Note 7, during the fiscal year 2004, the Company paid MFC Merchant Bank S.A. ("MFC Merchant Bank") $400 as a credit facility arrangement fee which is being amortized over the life of a credit facility. Amortization expense amounted to $34 for both the five months ended December 31, 2005 and 2004.

Revenue Recognition

Revenues from sales of aluminium products are recognized as agreed upon activities are performed with no substantial further involvement by the Company and collectibility is reasonably assured.

Stock-Based Compensation

The Company accounts for options and other stock-based compensation under the fair value method (as described in SFAS No. 123, Accounting for Stock-Based Compensation).

There were no stock options granted during the five months ended December 31, 2005 and 2004.

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

Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive potential common shares, if any, which consist principally of stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the five months ended December 31, 2005 and 2004 due to their anti-dilutive effect.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its self-sustaining foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are included in the equity section of the consolidated balance sheets. The translation adjustments do not recognize the effect of income tax because of the Company expects to reinvest the amounts indefinitely. Transaction net gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency amounting to $166 and $1 in the five months ended December 31, 2005 and 2004, respectively. The amounts have been included in general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004, "SFAS 123R"), Share-Based Payments, eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement does not have any impact on these financial statements.

SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4 deals with inventory pricing with respect to abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. SFAS No.151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company's financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management is analyzing the requirements of this statement.

FASB Staff Position ("FSP") No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairment. This FSP shall be applied to reporting periods beginning after December 15, 2005. The Company's preliminary assessment does not indicated that this FSP will have significant impact on the financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues that (i) an entity should include, upon the modification of a convertible debt instrument, the change in fair value of the related embedded conversion option in the analysis to determine whether a debt instrument has been extinguished pursuant to Issue No. 96-19; (ii) the modification of a convertible debt instrument should affect subsequent recognition of interest expense for the associated debt instrument for changes in the fair value of the embedded conversion option; and (iii) the issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of a convertible debt instrument. This issue shall be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. Management is analyzing the requirements of this statement.

The EITF reached consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference for purposes of applying SFAS No. 109; (ii) the basis difference that results from the issuance of convertible debt with a beneficial conversion feature is a temporary difference for purposes of applying SFAS No. 109; and (iii) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. This issue shall be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. Management is analyzing the requirements of this statement.

Note 2. Property, Plant and Equipment

		Accumulated	Net Book
	Cost	Depreciation	Value

Manufacturing plant equipment	$850	$220	$630
Office equipment	857	476	381
	$1,707	$696	$1,011
Of which, assets under capital leases	$128	$40	$88

Depreciation expense of property, plant and equipment amounting to $14 and $2 in five months ended December 31, 2005 and 2004, respectively.

Note 3. Income Taxes

Significant components of the Company's deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carryforward
United States	$2,113
Germany	616
Deferred compensation	175
Other	29

Total deferred tax assets	2,933
Valuation allowance for deferred tax assets	(2,317)

Net deferred tax assets	$616

At December 31, 2005, the Company had the following net operating loss carryforwards:

	Amount	Expires

United States	$6,037	2008-2025
Germany	1,569	Never
	$7,606

A reconciliation of income taxes computed at the federal statutory rates to the income tax benefit in the consolidated financial statements is as follows:

	2005		2004
	Amount	Percent	Amount	Percent

Benefit at federal statutory rates	$286	35%	$206	35%
State income tax
Recovery of state income tax
expense, net
Change in valuation allowance	(251)	(31)	(206)	(35)
Permanent differences	(35)	(4)	-	-
Provision for German taxes	(87)	(12)	-	-

Total expense	$(87)	(12)%	$-	-%
Composed of:
Current	$(87)		$-
Deferred	-		-
	$(87)		$-

Note 4. Debt

Note payable, face value Euro 3,020, unsecured, interest at
4.2% per annum payable annually; maturing June 30, 2008	$3,576

Note payable to a wholly-owned subsidiary of KHD
Humboldt Wedag International Ltd. (KHD Humboldt
Wedag International Ltd. and its subsidiaries, collectively
"KHD", own approximately 27.8% equity interest in the
Company), face value Euro 4,280, unsecured, interest at
4.2% per annum payable annually; maturing June 30, 2008	5,068

Note payable to a wholly-owned subsidiary of KHD, face
value Euro 200, unsecured, interest at 5.25% per annum
payable annually; maturing June 30, 2006	237

Note payable to a wholly-owned subsidiary of KHD, face
value Euro 1,063, unsecured, interest at 10.25% per annum
payable annually; maturing July 31, 2008; subordinated to	1,260
other liabilities

$10,141

$237 is due in the fiscal year ending December 31, 2006 and $9,904 is due in the fiscal year ending December 31, 2008.

Note 5. Stockholders' Equity

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

Option activity for the five months ended December 31, 2005 and for the year ended July 31, 2005:

		Weighted Average
		Exercise Price
	Shares	per share

Outstanding at August 1, 2004	1,371	$1.11
Granted	-	-
Expired or cancelled	(250)	1.74
Exercised	(12)	0.47

Outstanding at December 31, 2004	1,109	$0.97
Granted	-	-
Expired or cancelled	(21)	6.05
Exercised	-	-

Outstanding at July 31, 2005	1,088	$0.87
Granted	-	-
Expired or cancelled	-	-

Exercised	-	-

Outstanding at December 31, 2005	1,088	$0.87

Exercisable at end of period	1,088	$0.87

Available for future grants	1,148

Weighted average fair value of options
granted during the five months
ended December 31, 2005 and
2004		None granted

The following table presents weighted average price and life information about significant option grants outstanding at December 31, 2005:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercisable Prices	Number	Contractual	Exercise Price
per share	Outstanding	Life	per share

$0.31 - $0.50	341	7.16	$0.38
$0.78 - $1.00	526	5.99	$0.87
$1.09 - $2.00	171	0.68	$1.32
$2.68 - $7.00	50	0.33	$2.68
	1,088

Note 6. Fair Value of Financial Instruments

The Company's financial instruments consist of cash, restricted cash, receivables, amounts due from/to affiliates, accounts payable and accrued expenses, debt and other liabilities. It is management's opinion that the fair value of these financial instruments approximates their carrying values. The fair value of cash is based on reported market value. The fair value of receivables, amounts due from/to affiliates, accounts payable and accrued expenses and other liabilities approximates carrying value as they are subject to normal trade credit terms. The fair value of debt is determined using discounted cash flows at prevailing market rates commensurating with the terms of the debt.

Note 7. Related Party Transactions

In order to provide a source of funding for the business activities, in April 2004, the Company entered into a five-year $20 million Revolving Credit Facility (the "Facility") with MFC Merchant Bank which matures in March 2009. The Company has common directors with MFC Merchant Bank and its parent company, KHD. The interest rate on all outstanding amounts under the Facility is the one-month London Inter-Bank Offered Rate plus 3.5% . Additionally, the Company is required to pay an unused Facility fee of 0.75% per year on the daily average of the unused amount of the commitment during the term which was $58 for the five months ended December 31, 2005 and 2004, respectively. The Company also agreed to pay MFC Merchant Bank an arrangement fee of $400, which was paid in full in May 2004 and is amortized over the useful life of the Facility. The Facility is secured by receivables and any current or future property assets. As at December 31, 2005, there is no amount outstanding under the Facility. The Company may need additional funding in the future depending on the ultimate scope of the merchant banking activities.

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

During the five months ended December 31, 2005, the Company deposited its cash and cash equivalents with MFC Merchant Bank. Interest income on the deposit was $3(2004 - $7). Such deposit amounted to $2,689 as at December 31, 2005. The Company also has a management agreement with MFC Merchant Bank whereby the Company pays $75 per month as a management fee. The expense recognized in these consolidated financial statements was $375 for the five months ended December 31, 2005 and 2004, respectively. This amount was paid in full on a monthly basis.

The Company sold $24,260 (representing 75% of total sales of product) and paid a net financing charge of $505 to subsidiaries of Mass Financial Corp., which holds 27.8% of the Company’s common stock, for the five months ended December 31, 2005(2004 - $nil). The Company has $287 in receivables from subsidiaries of Mass Financial Corp. The amounts due are related to trading operations. As at December 31, 2005, Mass Financial was a wholly-owned subsidiary of KHD.

Note 8. Business Segment Information

Effective from July 2005, the Company operates in one reportable business segment: manufacturing and trading of aluminium products. All revenues were derived from this single business segment in 2005. During the five months ended December 31, 2004, the Company was seeking new business opportunities.

During the five months ended December 31, 2005, all revenues were derived from Europe.

The following tables disclose the Company's sales by product types for the five months ended December 31, 2005:

By product types	Amount

Sheets	$3,288
Strips	6,904
Blanks	5,063
Foils	16,817
Other	488
$32,560

As of December 31, 2005, the long-lived assets, including property, plant and equipment, purchase option agreements and goodwill, aggregated $20,902 and were located in Europe.

Note 9. Commitments and Contingencies

Leases

Future minimum commitments under long-term non-cancelable leases are as follows for the next five years:

Capital leases

Year	Amount

2006	$46
2007	18
2008	17
2009	1
2010	-
82
Less: imputed interest	5
Present value	$77

Operating leases

Year	Amount

2006	$569
2007	571
2008	557
2009	538
2010	289
$2,524

Rent expense was $253 and $14 for the five months ended December 31, 2005 and 2004, respectively.

Litigation

The Company and its subsidiaries are subject to litigation in the normal course of business. There was no pending litigation as at December 31, 2005.

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

As of December 31, 2005, the five month transition period covered by this transitional report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (who is also our Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this transitional report.

There have been no significant changes in our internal controls over financial reporting that occurred during the five month transition period ended December 31, 2005 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our articles provide for a board of directors of no fewer than four and no greater than ten directors with the number of directors to be set from time to time by a resolution of our board of directors or by resolution of our stockholders. Our board of directors has adopted consent resolutions fixing the number of directors, within the minimum and maximum number of directors permitted by our articles, at four. Each director is elected by a plurality of votes voted at each annual meeting, continuing in office until the next annual meeting and until such director's successor is elected and has been qualified, or until such director's earlier death, resignation or removal. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

The following table sets forth the names, positions and ages of our executive officers and directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael J. Smith	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Secretary	57	May 10, 2004
Dr. Stefan Feuerstein	Chief Operating Officer	53	November 10, 2005

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mirjana Lausevic-Zdravkovic(1)(2)(3)	Director	39	April 20, 2004
Silke Brossmann(1)(2)(3)	Director	37	October 26, 2004
Jelena Djordjevic-Lausevic(1)(2)(3)	Director	61	April 20, 2004

(1)	Members of our Audit Committee

(2)	Members of our Compensation Committee

(3)	Members of our Nominating and Corporate Governance Committee

Michael J. Smith

Mr. Smith has been a member of our board of directors since May 10, 2004, and has been our President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of our board of directors since October 6, 2004. Mr. Smith previously served as a member of our board of directors from September 9, 2003, to April 20, 2004, and as our President, Chief Executive Officer, Chief Financial Officer and Secretary from September 16, 2003, to April 20, 2004. Mr. Smith is the Chairman of the board, Chief Financial Officer and Secretary and a director of KHD Humboldt Wedag, a publicly traded industrial and engineering services company listed on the Nasdaq National Market and the Frankfurt Stock Exchange. Mr. Smith has also served as the President, Secretary and a director of Blue Earth Refineries Inc., a non-traded foreign private issuer whose ordinary shares are registered under section 12(g) of the Securities Exchange Act of 1934, as amended, since July 7, 2004. Mr. Smith was also President, Chief Financial Officer and sole director of Trimaine Holdings, Inc., a financial services company recently dissolved whose shares were formerly quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board in the United States and a majority-owned subsidiary of KHD Humboldt Wedag.

Dr. Stefan Feuerstein

Dr. Feuerstein was the Vice-President and a director of KHD Humboldt Wedag International from 2000 to September 2005. He has been the Managing Director of MFC Capital Partners AG since 2001 and the Managing Director of the Industrial Investment Council of the New German States since 1997. From 1992 to 1996, he was the President of the Thuringian Economic Development Corporation (Germany).

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

Mirjana Lausevic-Zdravkovic

Ms. Lausevic-Zdravkovic has been a member of our board of directors since April 20, 2004. Since 1997, Ms. Lausevic-Zdravkovic has served as marketing manager of Garden Center, a representative company of Blumex BV, a Dutch importer/exporter of flowers and plants. Ms. Lausevic-Zdravkovic was responsible for organizing Garden Center's marketing campaign and strategy and promoting the company throughout Serbia and Montenegro. Ms. Lausevic-Zdravkovic has a bachelor's degree in forestry from the University of Belgrade. Ms. Lausevic-Zdravkovic is the daughter of Jelena Djordjevic-Lausevic, a member of our board of directors.

Silke Brossmann

Ms. Brossmann has been a member of our board of directors since October 26, 2004. Ms. Brossmann has been a director of KHD Humboldt Wedag since 2003, and a director of Blue Earth Refineries Inc. since July 7, 2004. She was the head of investor relations with Prokurist and head of central administration of Koidl & Cie. Holding AG from 1999 to 2002. Ms. Brossmann has been an independent management consultant since 2002. Ms. Brossmann has a designation of Controller, IHK (that is, Certified Controller) granted by the German Chamber of Commerce.

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

Audit Committee Financial Expert

Our board of directors has determined that we have one audit committee financial expert serving on the audit committee, which person is Silke Brossmann. Ms. Brossmann has a designation of Controller, IHK (that is, Certified Controller) granted by the German Chamber of Commerce and has completed international accounting standards courses at Steuerfachschule Dr. Endriss GmbH & Co. KG, a tax and accounting college in Cologne, Germany. She has experience in corporate planning, project control, supervision of financial accounting, reporting and analysis, and coordination with auditors. Our board of directors has also determined that Silke Brossmann is "independent", as defined in the listing standards of the American Stock Exchange.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the five month transition period ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception that Dr. Stefan Feuerstein filed a late Form 3 – Initial Statement of Beneficial Ownership.

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

  compliance with applicable governmental laws, rules and regulations;

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

Item 10.         Executive Compensation.

The particulars of compensation paid to the following persons:

  our Chief Executive Officer;

  each of our four most highly compensated executive officers who were serving as executive officers at the end of the five month transition period ended December 31, 2005 and our three most recently completed fiscal years ended July 31, 2005 prior to the change in our fiscal year, and whose total salary and bonus exceeds $100,000 per year; and

  any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the five month transition period ended December 31, 2005 and our three most recently completed fiscal years ended July 31, 2005 prior to the change in our fiscal year;

who we will collectively refer to as the named executive officers, of our five month transition period ended December 31, 2005 and our three most recently completed fiscal years ended July 31, 2005, are set out in the following summary compensation table. Michael J. Smith currently serves as our President, Chief Executive Officer, Chief Financial Officer and Secretary. Lewis Cheung served as our President, Chief Executive Officer, Chief Financial Officer and Secretary from April 26, 2004, to October 4, 2004.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Position of Principal	Fiscal Year Ending	Salary (U.S. $)	Bonus (U.S. $)	Other Annual Compens ation (1) (U.S. $)	Securities Under Options Granted	Restricted Shares or Restricted Share Units	LTIP Pay- Outs	All Other Compen- sation (U.S. $)
Michael J. Smith(1) President, Chief Executive Officer, Chief Financial Officer and Secretary	2005(2) 2005 2004 2003	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil N/A N/A	Nil Nil Nil Nil
Dr. Stefan Feuerstein(4) Chief Operating Officer	2005(2) 2005 2004 2003	$71,529 Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	N/A N/A N/A N/A	Nil Nil Nil Nil
Lewis Cheung(3) President, Chief Executive Officer, Chief Financial Officer and Secretary	2005(2) 2005 2004 2003	Nil $34,113 $40,032 Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	N/A N/A N/A N/A	Nil Nil Nil Nil

(1)

Mr. Smith resigned all positions in April 2004, but was re-appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the board subsequent to the fiscal year end, in October, 2004.

(2)	Five month transition period ended December 31, 2005.

(3)	Mr. Cheung was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary in April 2004 and served in such capacities until October 2004.

(4)	Dr. Stefan Feuerstein was appointed Chief Operating Officer in November 2005.

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

As at December 31, 2005, we had 1,088,141 options outstanding (317,891 granted under our 1996 Stock Option Plan, 245,250 granted under our 2002 Share Award Plan and 525,000 options granted outside these plans) and 1,148,000 options available for future grants. During the five month transition period ended December 31, 2005, we did not grant any options to purchase shares of our common stock.

Options Grants in the Last Transition Year

During the five month transition period ended December 31, 2005, no stock options were granted to the named executive officers.

Aggregated Options Exercised in the Last Transition Year and Transition Year End Option Values

There were no stock options exercised during the five month transition period ended December 31, 2005 and no stock options held by the named executive officers at the end of the five month transition period ended December 31, 2005.

Termination of Employment, Change in Responsibilities and Employment Contracts

No employment contracts exist with any of the named executive officers.

There are no compensatory plans or arrangements with respect to the named executive officers resulting from the resignation, retirement or other termination of employment or from a change of control.

Repricing of Options/SARS

We did not reprice any options previously granted to any named executive officers during the five month transition period ended December 31, 2005.

Compensation of Directors

We currently compensate each of our independent directors with annual cash compensation of $5,000. We had no other standard arrangement pursuant to which directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.

During the five month transition period ended December 31, 2005, we did not grant any stock options to any of our directors.

Management Contracts and Executive Employment Agreements

Our management functions are performed by our directors and executive officers and not, to any substantial degree, by any other person with whom we have contracted. There are no written agreements with our executive officers. We have retained advisory services, in addition to other services, from MFC Merchant Bank in exchange for $75,000 per month for an initial term of twelve months, which may be terminated with four months notice. Details regarding the advisory services are set out under the heading "Certain Relationships and Related Transactions" commencing on page 45 of this transition report on Form 10-KSB. We have not entered into any employment agreements with our officers and directors.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of February 17, 2006 for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after February 17, 2006. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, Cathay Merchant Group, Inc., 3604, Tower 1, Kerry Everbright City, 218, Tian Mu Road West, Shanghai, People's Republic of China 200070. As of February 17, 2006, we had 18,796,829 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mass Financial Corp. Palm Court, 28 Pine Road Belleville, St. Michael Barbados	5,224,144	27.8%
MFC Merchant Bank S.A. Kasernenstrasse 1 CH – 9100 Herisau Switzerland	Nil(2)	Nil(2)
Michael J. Smith 8th Floor, Dina House Ruttanjee Centre 11 Duddell Street Central, Hong Kong SAR China	5,224,144 (2) (3)	27.8%
Dr. Stefan Feuerstein Berlin Charlotten Str 59 Germany, D-1017	Nil	Nil%
Jelena Djordjevic-Lausevic III Bulevar 124, Beograd, Serbia, 11070	Nil	Nil%
Mirjana Lausevic-Zdravkovic Cara Lazara 7, Belgrade, Serbia, 11000	Nil	Nil%
Silke Brossmann c/o Floor 21, Millennium Tower Handelskai 94-96 Vienna, Austria, 1200	Nil	Nil%

(1)	Based on 18,796,829 shares of our common stock outstanding on February 17, 2006.

(2)

This number does not include the number of shares that can be acquired by MFC Merchant Bank upon conversion of the balance amount under a credit facility agreement dated April 26, 2004 with MFC Merchant Bank. As part of MFC Merchant Bank's compensation for services to be performed by it under the credit facility agreement, MFC Merchant Bank may at any time and from time to time during the term of the agreement, convert the balance of the credit facility or any portion thereof into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock to be exchanged for the balance, or portion thereof, of the credit facility is: (amount of credit facility to be converted) divided by (the applicable ten day average of the closing price of the shares of our common stock). See the section "Change of Control", below, for further details regarding the conversion rights of our shares held by MFC Merchant Bank.

(3)	Michael J. Smith is the President, Secretary and a director of Mass Financial. Michael J. Smith is also the Chairman of the board of MFC Merchant Bank.

Change of Control

At a special meeting of our shareholders on September 16, 2004, our shareholders granted MFC Merchant Bank the right to convert the remaining $18,425,000 of the credit facility into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock to be issued in regards to the conversion of the credit facility is determined by the following calculation: the amount of the credit facility to be converted divided by the ten day average of the closing price of our shares of common stock. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of our company. Based on our ten-day average of the closing price of our common stock as of and including January 31, 2006 of $0.4044, the $18,425,000 remainder of the equity line of credit may be converted in its entirety into 45,561,325 shares of our common stock, or 70.8% of our outstanding stock as of such date (assuming issuance of the 45,561,325 shares as of such date). The conversion of the remaining balance under the credit facility would significantly dilute our current shareholders, result in a change of control of our company and would grant MFC Merchant Bank the power to unilaterally appoint the entire board of directors of our company.

Equity Plan Compensation Information

This information can be found under Item 5 - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Item 12.         Certain Relationships and Related Transactions.

Except as otherwise disclosed herein, no director, executive officer, principal shareholder, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the five month transition period ended December 31, 2005 and our last two prior fiscal years ended July 31, 2005 and 2004.

HNS International Inc.

In December, 2003, Equidyne Systems, Inc., our wholly-owned subsidiary, agreed to sell to HNS International, all right, title and interest in and to: (i) its needle-free injection device, known as INJEX™; and (ii) its patent protection related to INJEX, pursuant to an asset purchase agreement and a patent purchase agreement. The purchase price for the assets purchased by HNS International was $750,000. At the time of the transaction, HNS International was owned and controlled by Jim Fukushima, who was a member of our board of directors from September 1999 to July 2003. A copy of the asset purchase agreement, the amendment to the asset purchase agreement and the patent purchase agreement are attached as Exhibits 2.1, 2.2 and 2.3 to our Current Report on Form 8-K filed on December 19, 2003.

KHD Humboldt Wedag International Ltd. and subsidiaries (collectively, "KHD Humboldt")

In January 2004, we entered into a financial advisory agreement with MFC Merchant Bank to obtain certain financial advisory services related to our potential sale and/or purchase of assets, and to pay for our operating expenses and provide personnel and advisors to our company. Such services include advice on the pre-sale and/or pre-purchase planning process, identification and contract of suitable purchasers and/or targets, preparation and dissemination of information to potential purchasers and/or targets, negotiation of sales and/or purchase pricing and terms, arrangement of appropriate legal representation, and co-ordination of the sale and/or purchase process. We agreed to pay to MFC Merchant Bank a success fee equal to: (i) 5% of the total consideration paid in connection with an asset purchase or sale valued at $10.0 million or less; and (ii) 7% of the total consideration paid in connection with an asset purchase or sale valued at greater than $10.0 million. We also agreed to pay to MFC Merchant Bank a monthly retainer of $75,000. The initial term of the advisory agreement is twelve months. Following this initial term, the agreement continues indefinitely until terminated by either party upon four-months' prior notice. Neither party is deemed to be an agent, employee or representative of the other, nor does this advisory agreement establish a joint venture, partnership or other relationship whereby one party may be liable for the debts or obligations of the other. A copy of the financial advisory agreement is set forth in the financial advisory agreement attached as Exhibit 10.1 to our annual report on Form 10-KSB that was filed October 29, 2004. During the years ended July 31, 2005 and 2004, we paid MFC Merchant Bank $0.9 million and $0.6 million, respectively. During the five month transition period ended December 31, 2005, we paid MFC Merchant Bank $0.4 million.

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

On August 24, 2004, MFC Merchant Bank exercised its conversion rights under the credit facility agreement and converted $1,575,000 of the credit facility at a rate of exchange of $0.50 per share. We issued 3,150,000 shares to MFC Merchant Bank who immediately transferred the shares to Mass Financial, a former wholly-owned subsidiary of KHD Humboldt Wedag, at the same price of $0.50 per share for a total consideration of $1,575,000 pursuant to a transfer agreement dated August 24, 2004, between MFC Merchant Bank and Mass Financial. At a special meeting of our shareholders on September 16, 2004, our shareholders approved the right of MFC Merchant Bank to convert the remaining $18,425,000 of the credit facility into shares of our common stock. On November 29, 2004, MFC Merchant Bank acquired an additional 806,100 shares of our common stock for a total price of $565,116.41.

On June 30, 2005, we acquired all of the issued and outstanding shares of AWP Aluminium Walzprodukte pursuant to a share purchase agreement between Cathay Samoa and Blake International, a wholly-owned subsidiary of KHD Humboldt Wedag. We purchased the aluminium rolling mill for a purchase price of $10.0 million (Euro 8,280,000). We paid $4.8 million (Euro 4,000,000) in cash at closing and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $5.2 million (Euro 4,280,000) maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by our subsidiary, Cathay Samoa, and is guaranteed by us. The purchase price was subject to adjustment based on a valuation of AWP Aluminium Walzprodukte which was conducted within 26 days of the closing date by KPMG Deutsche Treuhandgessellschaft Aktiengesellschaft. A copy of the share purchase agreement and the promissory note are attached as Exhibits 10.1 and 10.2 respectively, to our Current Report on Form 8-K filed on June 30, 2005.

During the five month transition period ended December 31, 2005, we deposited our cash and cash equivalents with MFC Merchant Bank. Interest income on the deposit was $3,000 and $7,000 for the comparative period ended December 31, 2004. Such deposit amounted to $2.7 million as at December 31, 2005. We also have a management agreement with MFC Merchant Bank whereby we pay $75,000 per month as a management fee. The expense recognized in these consolidated financial statements was $375,000 for the five month transition period ended December 31, 2005 and the comparative period ended December 31, 2004, respectively. This amount was paid in full on a monthly basis.

We sold $24.3 million (representing 75% of total sales of product) and paid a net financing charge of $0.5 million to subsidiaries of Mass Financial, which holds 27.8% of our common stock, for the five month transition period ended December 31, 2005 and $Nil for the five month comparative period ended December 31, 2004. We have $0.3 million in receivables from subsidiaries of Mass Financial as of December 31, 2005.

Subsequent to our transition period ended December 31, 2005, KHD Humboldt Wedag ceased to be an insider and significant shareholder of our company when it transferred or caused to be transferred, 680,000 common shares of our company to Mass Financial and a further 806,100 common shares held by MFC Merchant Bank to Mass Financial. The transfer was completed pursuant to the terms of a restructuring agreement dated December 29, 2005, between Mass Financial and KHD Humboldt Wedag.

Item 13.         Exhibits.

(a)         Exhibits Required by Item 601 of Regulation S-B

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date
(3)(i)	Articles of Incorporation
3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981
3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987
3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990
3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997
3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	June 5, 1998
3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	June 5, 1998
3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	February 9, 1999
3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	January 10, 2000
3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	October 7, 2004

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date
3(ii)	By-laws
3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation		8-K	May 17, 2000
(10)	Material contracts
10.1	Asset Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003
10.2	Amendment Agreement dated December 12, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003
10.3	Patent Purchase Agreement dated December 8, 2003, between Equidyne Systems, Inc. and HNS International Inc.		8-K	December 19, 2003
10.4	Stock Purchase Agreement dated April 26, 2004, between Cathay Merchant Group, Inc. and Raj Kumar.		8-K	April 30, 2004
10.5	Credit Facility Agreement dated as of April 26, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		8-K	April 30, 2004
10.6	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		10-KSB	October 29, 2004
10.7	Memorandum of Understanding dated September 16, 2004, among KHD Humboldt Wedag International Ltd., Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government.		10-QSB	December 15, 2004

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date
10.8	Addendum of Memorandum of Understanding dated September 26, 2004, among KHD Humboldt Wedag International Ltd., Weichang Manchu Mongolia Autonomous County Government of Hebei Province, Yudaokou County Government and Laowopu County Government.		10-QSB	December 15, 2004
10.11	Memorandum of Understanding dated January 28, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government of Hebei Province and Chuzhangdi Town Government.		10-KSB	October 31, 2005
10.12	Wind Park Project Land Use Rights Agreement dated February 23, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government.		10-KSB	October 31, 2005
10.13	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Blake International Limited.		8-K	June 30, 2005
10.14	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005
10.15	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Universal Metals Limited.		8-K	June 30, 2005
10.16	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005
(21)	Subsidiaries of registrant
21.1	Subsidiaries	X
(23)	Consents

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date
23.1	Consent of Peterson Sullivan PLLC	X
(31)	Section 302 Certifications
31.1	Chief Executive Officer and Chief Financial Officer	X
(32)	Section 906 Certifications
32.1	Chief Executive Officer and Chief Financial Officer	X

Item 14.         Principal Accountant Fees and Services.

Fees Paid to Independent Accountant

We retained Peterson Sullivan PLLC to provide audit services and tax advice and planning during the five month transition period ended December 31, 2005, and for our prior fiscal period ended July 31, 2005 and 2004. We paid the following fees to our independent accountant during the five month transition period ended December 31, 2005 and the fiscal years ended July 31, 2005 and 2004:

	Five month transition period ended December 31, 2005	Fiscal year ended July 31, 2005	Fiscal year ended July 31, 2004
Audit Fees	$ 78,510	$ 119,113	$ 18,680
Audit Related Fees	Nil	Nil	Nil
Tax Fees	$ 36,556	$ 77,099	$ 8,023
All Other Fees	Nil	Nil	$ 1,000
Total	$ 115,065	$ 196,212	$ 27,703

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

The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our financial statements for the five month transition period ended December 31, 2005 were $78,510 and for our prior fiscal year ended July 31, 2005, such fees were $119,113. For our prior fiscal year ended July 31, 2004, Peterson Sullivan PLLC did not bill any fees for assurance or services relating to our quarterly financial statements. Our audit fees for our prior fiscal year ended July 31, 2004 were $18,680.

Audit Related Fees: We did not incur any audit related services during the five month transition period ended December 31, 2005 and for our prior fiscal years ended July 31, 2005 and 2004.

Tax Fees: This consists largely of tax services provided in the United States. For the five month transition period ended December 31, 2005, we incurred and paid Peterson Sullivan PLLC an aggregate of $36,556 and for our prior fiscal year ended July 31, 2005, an aggregate of $77,099 for tax compliance, tax advice and tax planning regarding

United States tax matters. For our prior fiscal year ended July 31, 2004, we paid Peterson Sullivan PLLC $5,623 and KBA Group LLP $2,400 for tax compliance, tax advice and tax planning regarding United States tax matters.

All Other Fees: We did not incur any other fees, other than described above, during the five month transition period ended December 31, 2005, and our prior fiscal year ended July 31, 2005. For our prior fiscal year ended July 31, 2004, the aggregate fees billed by KBA Group LLP for other non-audit professional services, other than those services listed above, were $1,000.

Our audit committee has adopted a policy governing the pre-approval by the audit committee of all services, audit and non-audit, to be provided to the corporation by our independent auditors. Under the policy, the audit committee has pre-approved the provision by the corporation's independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the audit committee must be submitted to the audit committee by the independent auditors, and the independent auditors must advise the audit committee as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence. The audit committee may delegate either type of pre-approval authority to one or more of its members.

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

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Smith
Michael J. Smith	Chairman of the Board of Directors,	March 31, 2006
President, Chief Executive Officer, Chief
Financial Officer and Secretary
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Jelena Djordjevic-Lausevic
Jelena Djordjevic-Lausevic	Director	March 31, 2006

/s/ Mirjana Lausevic-Zdravkovic
Mirjana Lausevic-Zdravkovic	Director	March 31, 2006

/s/ Silke Brossmann
Silke Brossmann	Director	March 31, 2006