Form 10QSB
period 2006-03-31
CATHAY MERCHANT GROUP, INC.
filed 2006-05-15
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to _______________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant is a shell company (as defined in Role 12b-2 of the Exchange Act). ☐ YES ☒ NO

The number of shares outstanding of the issuer's common stock as at May 9, 2006 was 18,890,579.

Transitional Small Business Disclosure Format (check one): ☐ YES ☒ NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT - FORM 10-QSB
THREE MONTHS ENDED MARCH 31, 2006

Forward Looking Statements

          Certain statements contained in this quarterly report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe", "anticipate", "should", "intend", "plan", "will", "expect", "estimate", "project", "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies and execute such business strategies. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, our company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$4,943	$3,843
Restricted cash	66	65
Receivables	1,171	1,391
Due from affiliates	597	67
Inventories	9,637	9,554
Prepaid expenses and other	81	41
Deferred tax benefits	572	558
Total current assets	17,067	15,519
Non-current Assets:
Deferred credit facility costs	244	264
Property, plant and equipment	1,063	1,011
Purchase option agreements	14,907	14,540
Goodwill	5,274	5,244
Deferred tax benefits	59	58
Total non-current assets	21,547	21,117
Total assets	$38,614	$36,636

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$14,197	$13,672
Due to affiliates	3.923	2,453
Debt	121	237
Total current liabilities	18,241	16,362
Long-term Liabilities:
Debt	10,154	9,904
Other liabilities	54	38
Total long-term liabilities	10,208	9,942
Total liabilities	28,449	26,304
Stockholders' Equity:
Common stock	2,039	2,029
Additional paid-in capital	28,031	28,008
Accumulated deficit	(14,642)	(14,098)
Treasury stock, at cost	(5,313)	(5,313)
Cumulative translation adjustment	50	(294)
Total stockholders' equity	10,165	10,332
Total liabilities and stockholders' equity	$38,614	$36,636

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(UNAUDITED)
Product sales, net	$20,912	$-
Cost of goods sold	20,013	-
	899	-
General and administrative expenses	965	544
Operating loss	(66)	(544)
Other income (expense):
Interest and financing charges, net	(515)	(48)
Miscellaneous	41	-
	(474)	(48)
Loss before income tax	(540)	(592)
Income tax	4	-
Net loss	$(544)	$(592)
Net loss per common share, basic and diluted	$(0.03)	$(0.03)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(UNAUDITED)

Net loss	(544)	$(592)

Other comprehensive gain, foreign currency translation adjustment	344	-

Comprehensive loss	$(200)	$(592)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(UNAUDITED)
OPERATING ACTIVITIES:
Net loss	$(544)	$(592)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	81	24
Foreign exchange	221	-
Changes in operating assets and liabilities:
Receivables	(38)	-
Due from affiliates	(204)	-
Inventories	157	-
Prepaid expenses and other current assets	(39)	-
Accounts payable and accrued expenses	(255)	(16)
Due to affiliates	1,733	198
Net cash provided by (used in) operating activities	1,112	(386)

INVESTING ACTIVITIES:
Purchase of fixed assets	(87)	-
Net cash used in investing activities	(87)	-

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	32	-
Net cash provided by financing activities	32	-

Effects of foreign exchange on cash and cash equivalents	43	-
Changes in cash and cash equivalents	1,100	(386)
Cash and cash equivalents, beginning of period	3,843	14,961
Cash and cash equivalents, end of period	$4,943	$14,575

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$--	$--
Interest expenses paid	$--	$--

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The notes to these consolidated financial statements are presented in United States Dollars, unless otherwise indicated. Euro (€) is a legal tender used by the majority of the member states of the European Union. With the exception of per share amounts, amounts are presented in thousands.

Description of Business

          Cathay Merchant Group, Inc. (the "Company") is primarily an aluminium manufacturing and trading company.

          On June 30, 2005, the Company, acting through its wholly-owned subsidiary, Cathay Merchant Group Limited (“CMG”) (a Samoan Corporation), acquired all of the shares of AWP Aluminium Walzprodukte GmbH (“AWP”) and AFM Aluminiumfolie Merseburg GmbH (“AFM”) for an aggregate purchase price of $18,500 (Euro 15,300). AWP and AFM are incorporated under the laws of Germany. We expect that AWP and AFM will serve as a trading platform for Chinese companies involved in the export of aluminium products to Europe.

Basis of Presentation

          The unaudited interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the five months ended December 31, 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments which are of a normal recurring nature necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for any subsequent period or the entire year.

2. LOSS PER SHARE

          Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the three months ended March 31, 2006 and 2005, due to their anti-dilutive effect.

          The following table sets forth the computation of basic and diluted loss per share:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(UNAUDITED)

Net loss	$(544)	$(592)

Weighted-average shares	18,834	18,797

Net loss per share, basic and diluted	$(0.03)	$(0.03)

3. INVENTORIES

          Inventories consist of raw materials, work-in-process, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first out methods) or market and consist of the following at March 31, 2006:

Raw Materials	$2,960
Work in progress	4,737
Finished goods	1,940
$9,637

4. BUSINESS SEGMENT INFORMATION

          During the three months ended March 31, 2006, the Company operated in one reportable business segment: manufacturing and trading of aluminium products, and all sales revenues were derived from Europe.

          The following tables disclose the Company’s sales by product types for the three months ended March 31, 2006:

By product types	Amount

Sheets	$2,454
Strips	5,491
Blanks	2,958
Foils	9,605
Other	404
$20,912

          As of March 31, 2006, there was no material change in total assets from December 31, 2005.

5. RELATED PARTIES TRANSACTIONS

           During the three months ended March 31, 2006, the Company has the following transactions with KHD Humboldt Wedag International Ltd. (collectively with its subsidiaries, “KHD”), which was a former significant shareholder of the Company until January 31, 2006. KHD transferred all its shareholdings of the Company to Mass Financial Corporation (collectively with its subsidiaries, “Mass”) on January 31, 2006:

a)	Accrued or paid an unused facility fee of $35 to KHD.

b)	Deposited its cash and cash equivalents with KHD. Interest income on the deposit was $1. Such deposit amounted to $2,623 as at March 31, 2006.

c)	Paid a management fee of $225 to KHD.

d)	Sold $4,855 (representing 23% of total sales of products) and paid a net financing charge of $165 to KHD.

e)	Sold $11,357 (representing 54% of total sales of products) and paid a net financing charge of $296 to Mass.

6. RECENT ACCOUNTING PRONOUNCEMENTS

          Management analyzes the recent accounting pronouncements and believes that its adoption will not have any significant impact on the Company’s financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

          Our primary business involves the manufacturing and trading of aluminium products.

          On June 30, 2005, we acquired all of the shares of AWP Aluminium Walzprodukte GmbH and AFM Aluminiumfolie Merseburg GmbH, for consideration of $18.5 million (Euro 15.3 million).

          We acquired all of the outstanding shares of AWP Aluminium Walzprodukte from Blake International Ltd., a wholly-owned subsidiary of KHD Humboldt Wedag International Ltd., pursuant to a share purchase agreement dated June 30, 2005, for consideration of $10.0 million (€ 8.3 million). AWP Aluminium Walzprodukte is based in Hettstedt, Germany, and operates an aluminium rolling mill through its wholly-owned subsidiary MAW Mansfelder Aluminiumwerke. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products, principally for the European market.

          We acquired all of the outstanding shares of AFM Aluminiumfolie Merseburg, pursuant to a share purchase agreement dated June 30, 2005, for consideration of $8.5 million (€ 7.0 million). AFM Aluminiumfolie Merseburg is based in Merseburg, Germany, and also operates an aluminium rolling mill. It produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and technical applications. AFM Aluminiumfolie Merseburg's principal market is also Europe.

          All of our revenues to date have been generated by our two aluminium rolling mills, which were acquired on June 30, 2005.

          The following discussion and analysis of the results of operations and financial condition of our company for the three months ended March 31, 2006 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the five months ended December 31, 2005 filed with the Securities and Exchange Commission.

Results of Operations - Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

          Net product sales for the three months ended March 31, 2006 were $20.9 million, compared to $19.8 million for the three months ended December 31, 2005, an increase of 5.6%, and $nil for three months ended March 31, 2005. The product sales were from our two new subsidiaries which operate the aluminium mills.

          Cost of sales was $20.0 million for the three months ended March 31, 2006, compared to $nil in the same period in 2005. The increase was in line with the increase in sales.

          General and administrative expenses for the three months ended March 31, 2006 were $1.0 million, compared to $0.5 million for the same period in 2005. We paid $0.2 million for reimbursement of expenses and administrative and management fees to KHD Humboldt Wedag International for the three months ended March 31, 2006 and 2005, respectively. This agreement was terminated effectively from after March 31, 2006.

          We reported a net loss of $0.5 million, or $0.03 per common share, for the three months ended March 31, 2006, compared to $0.6 million, or $0.03 per common share, in the same period in 2005.

          The primary driver of our profit margin is the price of aluminum. We are unable to effectively hedge this price in a rising market. This has caused our margins to be reduced to a point where profitability is difficult to obtain. We are unable to predict when the price of aluminum will stay in the range where our margins may increase.

Liquidity and Capital Resources

          At March 31, 2006, we had working capital deficiency of $1.2 million, compared to $0.8 million at December 31, 2005.

          We entered into a five-year $20 million revolving credit facility dated April 26, 2004 with MFC Merchant Bank S.A., a wholly-owned subsidiary of KHD Humboldt Wedag International, which is to mature in March 2009. In August 2004, MFC Merchant Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of March 31, 2006, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20,000,000, and a floating charge on all of our company's other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20,000,000, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties.

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

          We are moving to reduce all expenses during this period of eroding earnings and have an agreement with KHD Humboldt Wedag International to cancel the management fees payable to KHD Humboldt Wedag International for the balance of the 2006 year.

          There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

Operating Activities

          Operating activities provided cash of $1.1 million for the three months ended March 31, 2006, compared to used cash of $0.4 million in the same period in 2005.

Investing Activities

          Investing activities used cash of $87,000 for the three months ended March 31, 2006, compared to $nil in the same period in 2005, primarily due to purchase of fixed assets in 2006.

Financing Activities

          Financing activities provided cash of $32,000 for the three months ended March 31, 2006, compared to $nil in the same period in 2005.

Off-Balance Sheet Arrangements

          The following table sets forth our best estimates for material long-term obligations as at December 31, 2005. Operating leases include commitments for office space, computers and office equipment. As of December 31, 2005, our principal business office is located in Shanghai, People's Republic of China. We occupy approximately 113-square-meters of leased office space, under an informal, month-to-month lease arrangement and payment under this arrangement is not included in the following table. We paid $4,027 during the five months ended December 31, 2005, under this arrangement. The table excludes commitments such as open purchase orders under long-term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. Our contractual obligations as of December 31, 2005 were:

	Payments Due by Period
	(in $000's )
Contractual		Less Than		4-5	After
Obligations(1)	Total	One Year	2-3 Years	Years	5 Years
Capital Lease Obligations	$82	$46	$35	$1	$-
Operating Leases	2,760	569	1,128	827	236
Total Contractual Obligations	$2,842	$615	$1,163	$828	$236

(1)

There have been no material changes to the contractual obligations (summarized in the above table of contractual obligations at December 31, 2005) during the three months ended March 31, 2006 that are outside the ordinary course of our business.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

          As of March 31, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

          There have been no significant changes in our internal controls over financial reporting that occurred during our most recent quarter that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of March 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS.

(a)      Exhibits Required by Item 601 of Regulation SB

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

(3)(i)	Articles of Incorporation

3.1.1	Certificate of Incorporation of		S-1	April 13, 1981
Cathay Merchant Group, Inc., a
Delaware corporation

3.1.2	Certificate of Amendment to		10-Q	January 31, 1987
Certificate of Incorporation of
Cathay Merchant Group, Inc., a
Delaware corporation

3.1.3	Certificate of Amendment to		10-K	July 28, 1990
Certificate of Incorporation of
Cathay Merchant Group, Inc., a
Delaware corporation

3.1.4	Certificate of Amendment to		10-KSB	July 31, 1997
Certificate of Incorporation of
Cathay Merchant Group, Inc., a
Delaware corporation

3.1.5	Certificate of Amendment to		8-K	June 5, 1998
Certificate of Incorporation of
Cathay Merchant Group, Inc., a
Delaware corporation

3.1.6	Certificate of Designations of Series		8-K	June 5, 1998
A Convertible Preferred Stock of
Cathay Merchant Group, Inc., a
Delaware Corporation

3.1.7	Certificate of Designations of Series		8-K	February 9, 1999
B 5% Convertible Preferred Stock
of Cathay Merchant Group, Inc., a
Delaware Corporation

3.1.8	Certificate of Amendment to		8-K	January 10, 2000
Certificate of Incorporation of
Cathay Merchant Group, Inc., a
Delaware corporation

3.1.9	Certificate of Amendment to		8-K	October 7, 2004
Certificate of Incorporation of
Cathay Merchant Group, Inc., a
Delaware corporation

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

3(ii)	By-laws

3.2.1	Amended Bylaws of Cathay		8-K	May 17, 2000
Merchant Group, Inc., a Delaware
corporation

(10)	Material contracts

10.1	Asset Purchase Agreement dated		8-K	December 19, 2003
December 8, 2003, between
Equidyne Systems, Inc. and HNS
International Inc.

10.2	Amendment Agreement dated		8-K	December 19, 2003
December 12, 2003, between
Equidyne Systems, Inc. and HNS
International Inc.

10.3	Patent Purchase Agreement dated		8-K	December 19, 2003
December 8, 2003, between
Equidyne Systems, Inc. and HNS
International Inc.

10.4	Stock Purchase Agreement dated		8-K	April 30, 2004
April 26, 2004, between Cathay
Merchant Group, Inc. and Raj
Kumar.

10.5	Credit Facility Agreement dated as		8-K	April 30, 2004
of April 26, 2004, between Cathay
Merchant Group, Inc. and MFC
Merchant Bank S.A.

10.6	Financial Advisory Agreement		10-KSB	October 29, 2004
dated January 1, 2004, between
Cathay Merchant Group, Inc. and
MFC Merchant Bank S.A.

10.7	Memorandum of Understanding		10-QSB	December 15, 2004
dated September 16, 2004, among
KHD Humboldt Wedag
International Ltd., Weichang
Manchu Mongolia Autonomous
County Government of Hebei
Province, Yudaokou County
Government and Laowopu County
Government.

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

10.8	Addendum of Memorandum of		10-QSB	December 15, 2004
Understanding dated September 26,
2004, among KHD Humboldt
Wedag International Ltd., Weichang
Manchu Mongolia Autonomous
County Government of Hebei
Province, Yudaokou County
Government and Laowopu County
Government.

10.11	Memorandum of Understanding		10-KSB	October 31, 2005
dated January 28, 2005, between
Cathay Merchant Group (Shanghai)
Wind Energy Co., Ltd. and
Kangbao County Government of
Hebei Province and Chuzhangdi
Town Government.

10.12	Wind Park Project Land Use Rights		10-KSB	October 31, 2005
Agreement dated February 23,
2005, between Cathay Merchant
Group (Shanghai) Wind Energy
Co., Ltd. and Kangbao County
Government.

10.13	Share Purchase Agreement dated		8-K	June 30, 2005
June 30, 2005, between Cathay
Merchant Group Limited and Blake
International Limited.

10.14	Promissory Note dated June 30,		8-K	June 30, 2005
2005, between Cathay Merchant
Group Limited and Cathay
Merchant Group, Inc.

10.15	Share Purchase Agreement dated		8-K	June 30, 2005
June 30, 2005, between Cathay
Merchant Group Limited and
Universal Metals Limited.

10.16	Promissory Note dated June 30,		8-K	June 30, 2005
2005, between Cathay Merchant
Group Limited and Cathay
Merchant Group, Inc.

(31)	Section 302 Certifications

31.1	Chief Executive Officer and	X
Chief Financial Officer

(32)	Section 906 Certifications

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

32.1	Chief Executive Officer and	X
Chief Financial Officer

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006	CATHAY MERCHANT GROUP, INC.

	By:	/s/ Michael J. Smith
Michael J. Smith
Chief Executive Officer, President and
Chief Financial Officer