Form 10QSB
period 2006-06-30
CATHAY MERCHANT GROUP, INC.
filed 2006-08-14
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

COMMISSION FILE NUMBER 000-16283

CATHAY MERCHANT GROUP, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	04-2608713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 803, Dina House, Ruttonjee Centre, 11 Duddell Street, Central,
Hong Kong SAR, China 200070
(Address of principal executive offices)

3604 Tower 1, Kerry Everbright City, 218 Tian Mu Road West, Shanghai, P.R. China
(Former name, former address and former fiscal year, if changed since last report)

Issuer's telephone number, including area code: (85) 2537-3161

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
[   ] YES [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as at August 8, 2006 was 18,890,579.

Transitional Small Business Disclosure Format (check one): [   ] YES [X] NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT - FORM 10-QSB
SIX MONTHS ENDED JUNE 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$4,472	$3,843
Restricted cash	70	65
Receivables	2,065	1,391
Due from affiliates	1,280	67
Inventories	10,690	9,554
Prepaid expenses and other	46	41
Deferred tax benefits	602	558
Total current assets	19,225	15,519
Non-current Assets:
Deferred credit facility costs	224	264
Property, plant and equipment	1,137	1,011
Purchase option agreements	15,688	14,540
Goodwill	5,340	5,244
Deferred tax benefits	63	58
Total non-current assets	22,452	21,117
Total assets	$41,677	$36,636

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,375	$13,672
Due to affiliates	8,120	2,453
Debt	-	237
Total current liabilities	20,495	16,362
Long-term Liabilities:
Debt	10,687	9,904
Other liabilities	51	38
Total long-term liabilities	10,738	9,942
Total liabilities	31,233	26,304
Stockholders' Equity:
Common stock	2,039	2,029
Additional paid-in capital	28,031	28,008
Accumulated deficit	(15,096)	(14,098)
Treasury stock, at cost	(5,313)	(5,313)
Cumulative translation adjustment	783	(294)
Total stockholders' equity	10,444	10,332
Total liabilities and stockholders' equity	$41,677	$36,636

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
	(UNAUDITED)
Product sales, net	$45,590	$-
Cost of goods sold	43,554	-
	2,036	-
General and administrative expenses	2,805	2,357
Operating loss	(769)	(2,357)
Other income (expense):
Interest and financing charges, net	(317)	(94)
Miscellaneous	98	-
	(219)	(94)
Loss before income tax	(988)	(2,451)
Income tax	10	-
Net loss	$(998)	$(2,451)
Net loss per common share, basic and diluted	$(0.05)	$(0.13)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	JUNE 30,
	2006	2005
	(UNAUDITED)
Product sales, net	$24,678	$-
Cost of goods sold	23,541	-
	1,137	-
General and administrative expenses	1,379	1,813
Operating loss	(242)	(1,813)
Other income (expense):
Interest and financing charges, net	(263)	(46)
Miscellaneous	57	-
	(206)	(46)
Loss before income tax	(448)	(1,859)
Income tax	6	-
Net loss	$(454)	$(1,859)
Net loss per common share, basic and diluted	$(0.02)	$(0.10)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
	(UNAUDITED)
Net loss	$(998)	$(2,451)
Other comprehensive gain, foreign currency translation adjustment	1,077	-
Comprehensive income (loss)	$79	$(2,451)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	JUNE 30,
	2006	2005
	(UNAUDITED)
Net loss	$(454)	$(1,859)
Other comprehensive gain, foreign currency translation adjustment	733	-
Comprehensive income (loss)	$279	$(1,859)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
	(UNAUDITED)
OPERATING ACTIVITIES:
Net loss	$(998)	$(2,451)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	170	49
Foreign exchange	669	-
Changes in operating assets and liabilities:
Receivables	(841)	-
Due from affiliates	(855)	-
Inventories	(367)	-
Prepaid expenses and other current assets	(2)	-
Accounts payable and accrued expenses	(2,858)	(53)
Due to affiliates	5,766	418
Net cash provided by (used in) operating activities	684	(2,037)

INVESTING ACTIVITIES:
Purchase of subsidiaries, net of cash acquired	-	(8,200)
Purchase of fixed assets	(175)	(5)
Net cash used in investing activities	(175)	(8,205)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	32	-
Net cash provided by financing activities	32	-

Effects of foreign exchange on cash and cash equivalents	88	-
Changes in cash and cash equivalents	629	(10,242)
Cash and cash equivalents, beginning of period	3,843	14,961
Cash and cash equivalents, end of period	$4,472	$4,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$--	$--
Interest expenses paid	$--	$--

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

Description of Business

          Cathay Merchant Group, Inc. (the “Company” or “Cathay) is primarily an aluminium manufacturing and trading company.

          On June 30, 2005, the Company, acting through its wholly-owned subsidiary, Cathay Merchant Group Limited (“CMG”), acquired all of the shares of AWP Aluminium Walzprodukte GmbH (“AWP”) and AFM Aluminiumfolie Merseburg GmbH (“AFM”). AWP and AFM are incorporated under the laws of Germany.

Basis of Presentation

          The unaudited interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the five months ended December 31, 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (which are of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for any subsequent period or the entire year.

2. LOSS PER SHARE

          Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the six and three months ended June 30, 2006 and 2005, due to their anti-dilutive effect.

          The following table sets forth the computation of basic and diluted loss per share:

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)
Net loss	$(998)	$(2,451)	$(454)	$(1,859)
Weighted-average shares	18,862	18,797	18,891	18,797
Net loss per share, basic and diluted	$(0.05)	$(0.13)	$(0.02)	$(0.10)

3. INVENTORIES

          Inventories consist of raw materials, work-in-process, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first out methods) or market and consist of the following at June 30, 2006:

Raw materials	$3,832
Work in progress	4,555
Finished goods	2,303
$10,690

4. BUSINESS SEGMENT INFORMATION

          During the six and three months ended June 30, 2006, the Company operated in one reportable business segment: manufacturing and trading of aluminium products, and all sales revenues were derived from Europe.

          The following tables disclose the Company’s sales by product types for the six and three months ended June 30, 2006:

	SIX MONTHS ENDED	THREE MONTHS ENDED
	JUNE 30,2006	JUNE 30,2006
By product types

Sheets	$4,788	$2,334
Strips	12,672	7,181
Blanks	6,488	3,530
Foils	20,590	10,985
Other	1,052	648
	$45,590	$24,678

          As of June 30, 2006, there was no material change in total assets from December 31, 2005.

5. RELATED PARTIES TRANSACTIONS

          During the six months ended June 30, 2006, the Company had the following transactions with MFC Merchant Bank S.A.(“MFC Bank”), MFC Commodities GmbH and its parent company Mass Financial Corp. (“Mass”). MFC Bank is a wholly-owned subsidiary of KHD Humboldt Wedag International Ltd. (“KHD”). Mass was a wholly-owned subsidiary of KHD until January 31, 2006 when KHD distributed its common shares in Mass to the shareholders of KHD. KHD was a former significant shareholder of the Company until KHD transferred its shareholding in the Company to Mass in January 2006. Currently, there are common directors among Cathay, KHD and Mass.

a)      Accrued or Paid fee of $335 to MFC Bank.

b)      Deposited its cash and cash equivalents with MFC Bank. Interest income on the deposit was $12. Such deposit amounted to $3,095 as at June 30, 2006.

c)      Sold $35,603 (representing 78% of total sales of products) and paid marketing fee of $742 to MFC Commodities GmbH.

d)      Accrued or Paid interest of $184 to Mass.

6. RECENT ACCOUNTING PRONOUNCEMENTS

          Management has analyzed all recent accounting pronouncements and believes there are no new pronouncements that have been approved (but are not yet effective) that, when adopted, will have a significant impact on the Company’s financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

          Our primary business involves the manufacturing and trading of aluminium products.

          On June 30, 2005, we acquired all of the shares of AWP Aluminium Walzprodukte GmbH and AFM Alumiumfolie Merseburg GmbH.

          AWP Aluminium Walzprodukte is based in Hettstedt, Germany, and operates an aluminium rolling mill through its wholly-owned subsidiary MAW Mansfelder Aluminiumwerke. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products, principally for the European market.

          AFM Alumiumfolie Merseburg is based in Merseburg, Germany, and also operates an aluminium rolling mill. It produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and technical applications. AFM Alumiumfolie Merseburg’s principal market is also Europe.

          All of our revenues to date have been generated by our two aluminium rolling mills.

          The following discussion and analysis of the results of operations and financial condition of our company for the six and three months ended June 30, 2006 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the five months ended December 31, 2005 filed with the United States Securities and Exchange Commission.

Results Of Operations – Six Months Ended June 30, 2006

          Net product sales and costs of goods sold for the six months ended June 30, 2006, were $45.6 million and $43.6 million, respectively. The product sales were from our two aluminium mills which were acquired on June 30, 2005. There were no sales for the six months ended June 30, 2005.

          General and administrative expenses for the six months ended June 30, 2006 were $2.8 million, compared to $2.4 million for the same period in 2005. We paid $0.3 million for reimbursement of expenses and administrative and management fees to MFC Merchant Bank S.A.(“MFC Bank”) for the six months ended June 30, 2006, compared to $0.5 million for the same period in 2005. This agreement was terminated in the current quarter because of the continuing losses and cost reduction measures.

          We reported a net loss of $1.0 million, or $0.05 per common share, for the six months ended June 30, 2006, compared to $2.5 million, or $0.13 per common share, in the same period in 2005.

          The primary driver of our gross profit margin is the price of aluminum. We are unable to effectively hedge the gross margin in an upward or downward market. This has caused our margins to be reduced to a point where profitability is difficult to obtain. We are unable to predict when the price of aluminum will stay in the range where our margins may allow for profitability.

Results Of Operations – Three Months Ended June 30, 2006

          Net product sales and costs of goods sold for the three months ended June 30, 2006, were $24.7 million and $23.5 million, respectively. The product sales were from our two aluminium mills which were acquired on June 30, 2005. There were no sales for the three months ended June 30, 2005.

          General and administrative expenses for the three months ended June 30, 2006 were $1.4 million, compared to $1.8 million for the same period in 2005. We paid $0.1 million for reimbursement of expenses and administrative and management fees to MFC Bank for the three months ended June 30, 2006, compared to $0.2 million for the same period in 2005. This agreement was terminated in the current quarter because of the continuing losses and cost reduction measures.

          We reported a net loss of $0.5 million, or $0.02 per common share, for the three months ended June 30, 2006, compared to $1.9 million, or $0.10 per common share, in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2006, the Company had a working capital deficiency of $1.3 million, compared to $0.8 million at December 31, 2005.

          We entered into a five-year $20 million revolving credit facility dated April 26, 2004 with MFC Bank, which is to mature in March 2009. In August 2004, MFC Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of June 30, 2006, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20,000,000, and a floating charge on all of our company’s other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20,000,000, pursuant to which we have pledged to MFC Bank all or our existing and future pecuniary claims against third parties.

          As a result of our revenues from our aluminium rolling mills combined with the funds available for use under the MFC Bank credit facility, we believe that we have sufficient liquidity to meet operating expenses during the next twelve months. Should the need arise, we will consider financing alternatives in addition to the possibility of further draws under our credit facility with MFC Bank, including the possibility of effecting private placements of our securities.

          We are moving to reduce all expenses during this period of eroding margins and have an agreement with MFC Bank to cancel the management fees payable to MFC Bank for the balance of the 2006 year.

          There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments or provide the capital needed for the acquired activities.

Operating Activities

          Operating activities provided cash of $0.7 million for the six months ended June 30, 2006, whereas operating activities used cash of $2.0 million in the same period in 2005.

Investing Activities

          Investing activities used cash of $0.2 million for the six months ended June 30, 2006, compared to $8.2 million in the same period in 2005, primarily due to the purchase of two subsidiaries in 2005.

Financing Activities

          Financing activities provided cash of $32,000 for the six months ended June 30, 2006, compared to $Nil in the same period in 2005.

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

(1)

There have been no material changes to the contractual obligations (summarized in the above table of contractual obligations at December 31, 2005) during the six months ended June 30, 2006 that are outside the ordinary course of our business.

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

ITEM 3. CONTROLS AND PROCEDURES.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of June 30, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

          There have been no significant changes in our internal controls over financial reporting that occurred during our most recent quarter that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS.

Exhibits Required by Item 601 of Regulation SB

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

Dated: August 14, 2006	CATHAY MERCHANT GROUP, INC.

	By:	/s/ Michael J. Smith
Michael J. Smith
Chief Executive Officer, President and
Chief Financial Officer