Form 10QSB
period 2006-09-30
CATHAY MERCHANT GROUP, INC.
filed 2006-11-14
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Hong Kong SAR, China
(Address of principal executive offices)

Issuer's telephone number, including area code: (852) 2537-3613

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
[ ] YES [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as at November 8, 2006 was 18,890,579.

Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT - FORM 10-QSB
NINE MONTHS ENDED SEPTEMBER 30, 2006

Forward Looking Statements

                        Certain statements contained in this quarterly report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe", "anticipate", "should", "intend", "plan", "expect", "estimate", "project", "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies and execute such business strategies. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, our company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$5,211	$3,843
Restricted cash	70	65
Receivables	1,732	1,391
Due from affiliates	1,635	67
Inventories	12,813	9,554
Prepaid expenses and other	62	41
Deferred tax benefits	598	558
Total current assets	22,121	15,519
Non-current Assets:
Deferred credit facility costs	203	264
Property, plant and equipment	1,294	1,011
Purchase option agreements	15,579	14,540
Goodwill	5,331	5,244
Deferred tax benefits	62	58
Total non-current assets	22,469	21,117
Total assets	$44,590	$36,636

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,967	$13,672
Due to affiliates	10,294	2,453
Debt	-	237
Total current liabilities	23,261	16,362
Long-term Liabilities:
Debt	10,611	9,904
Other liabilities	44	38
Total long-term liabilities	10,655	9,942
Total liabilities	33,916	26,304
Stockholders' Equity:
Common stock	2,039	2,029
Additional paid-in capital	28,031	28,008
Accumulated deficit	(14,763)	(14,098)
Treasury stock, at cost	(5,313)	(5,313)
Cumulative translation adjustment	680	(294)
Total stockholders' equity	10,674	10,332
Total liabilities and stockholders' equity	$44,590	$36,636

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	NINE MONTHS ENDED
	September 30,	September 30,
	2006	2005
	(UNAUDITED)
Product sales, net	$72,997	$18,490
Cost of goods sold	69,482	17,666
	3,515	824
General and administrative expenses	3,866	3,435
Operating loss	(351)	(2,611)
Other income (expense):
Interest and financing charges, net	(455)	(276)
Miscellaneous	147	118
	(308)	(158)
Loss before income tax	(659)	(2,769)
Income tax benefit (expenses)	(6)	2,432
Net loss	$(665)	$(337)
Loss per common share, basic and diluted	$(0.04)	$(0.02)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	September 30, 2006	September 30, 2005
	(UNAUDITED)
Product sales, net	$27,407	$18,490
Cost of goods sold	25,928	17,666
	1,479	824
General and administrative expenses	1,061	1,078
Operating income (loss)	418	(254)
Other income (expense):
Interest and financing charges, net	(138)	(182)
Miscellaneous	49	118
	(89)	(64)
Income (loss) before income tax	329	(318)
Income tax benefit	4	2,432
Net income	$333	$2,114
Earnings per common share, basic and diluted	$0.02	$0.11

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED

	September 30, 2006	September 30, 2005
	(UNAUDITED)

Net loss	$(665)	$(337)

Other comprehensive gain(loss), foreign currency translation adjustment	974	(38)

Comprehensive income (loss)	$309	$(375)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED

	September 30, 2006	September 30, 2005
	(UNAUDITED)

Net loss	$333	$2,114

Other comprehensive loss, foreign currency translation adjustment	(103)	(38)

Comprehensive income	$230	$2,076

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

		NINE MONTHS ENDED
		SEPTEMBER 30,
		2006		2005
		(UNAUDITED)
OPERATING ACTIVITIES:
Net loss		$(665)		$(337)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization		274		118
Foreign exchange		599		(28)
Income tax benefit		-		(2,432)
Changes in operating assets and liabilities:
Receivables		(538)		98
Due from affiliates		(1,241)		(418)
Inventories		(2,527)		370
Prepaid expenses and other current assets		(18)		(3)
Accounts payable and accrued expenses		(1,964)		(514)
Due to affiliates		7,745		597
Net cash provided by (used in) operating activities		1,665		(2,549)

INVESTING ACTIVITIES:
Purchase of subsidiaries, net of cash acquired		-		(8,200)
Purchase of fixed assets		(421)		(99)
Net cash used in investing activities		(421)		(8,299)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options		32		-
Net cash provided by financing activities		32		-

Effects of foreign exchange on cash and cash equivalents		92		3
Changes in cash and cash equivalents		1,368		(10,845)
Cash and cash equivalents, beginning of period		3,843		14,961
Cash and cash equivalents, end of period		$5,211		$4,116

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$	---	$	---
Interest expenses paid		$392	$	---

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

Description of Business

          Cathay Merchant Group, Inc. (the “Company” or “Cathay”) is primarily an aluminum manufacturing and trading company.

On June 30, 2005, the Company, acting through its wholly-owned subsidiary, Cathay Merchant Group Limited (“CMG”), acquired all of the shares of MAW Mansfelder Aluminiumwerk GmbH (“MAW” – formerly AWP Aluminium Walzprodukte GmbH) and AFM Aluminiumfolie Merseburg GmbH (“AFM”). MAW and AFM are incorporated under the laws of Germany.

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

2. EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the effect of dilutive securities, if any, principally stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the nine months ended September 30, 2006 and 2005, due to their anti-dilutive effect. Diluted weighted average shares for the three months ended September 30, 2006 and 2005 were 18,895 and 18,797, respectively.

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)

Net income (loss)	$(665)	$(337)	$333	$2,114

Weighted-average shares	18,872	18,797	18,895	18,797

Earnings (loss) per share, basic and diluted	$(0.04)	$(0.02)	$0.02	$0.11

3. INVENTORIES

          Inventories consist of raw materials, work-in-process, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first out methods) or market and consist of the following at September 30, 2006:

Raw materials	$5,080
Work in progress	5,301
Finished goods	2,432
$12,813

4. BUSINESS SEGMENT INFORMATION

          During the nine and three months ended September 30, 2006, the Company operated in one reportable business segment: manufacturing and trading of aluminum products.

          The following tables disclose the Company’s sales by product types for the nine and three months ended September 30, 2006:

	NINE MONTHS ENDED	THREE MONTHS ENDED
	SEPTEMBER 30,2006	SEPTEMBER 30,2006
By product types

Sheets	$8,122	$3,334
Strips	18,749	6,077
Blanks	10,885	4,397
Foils	32,241	11,651
Other	3,000	1,948
	$72,997	$27,407

            As of September 30, 2006, there was no material change in total assets from December 31, 2005.

5. RELATED PARTIES TRANSACTIONS

          During the nine months ended September 30, 2006, the Company had the following transactions with MFC Merchant Bank S.A.(“MFC Bank”), MFC Commodities GmbH and its parent company Mass Financial Corp. (“Mass”). MFC Bank is a wholly-owned subsidiary of KHD Humboldt Wedag International Ltd. (“KHD”). Mass was a wholly-owned subsidiary of KHD until January 31, 2006 when KHD distributed its common shares in Mass to the shareholders of KHD. KHD was a former significant shareholder of the Company until KHD transferred its shareholding in the Company to Mass in January 2006. Currently, there are common directors among Cathay, KHD and Mass.

a)	Accrued or Paid fee of $335 to MFC Bank.

b)	Deposited its cash and cash equivalents with MFC Bank. Interest income on the deposit was $29. Such deposit amounted to $2,964 as at September 30, 2006.

c)	Sold products $56,791 (representing 78% of total sales of products) and paid marketing fee of $1,206 to MFC Commodities GmbH.

d)	Accrued or Paid interest of $320 to Mass.

6. RECENT ACCOUNTING PRONOUNCEMENTS

          Management has analyzed all recent accounting pronouncements and believes there are no new pronouncements that have been approved (but are not yet effective) that, when adopted, will have a significant impact on the Company’s financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

          Our primary business involves the manufacturing and trading of aluminum products.

          On June 30, 2005, we acquired all of the shares of MAW Mansfelder Aluminiumwerk GmbH (formerly AWP Aluminium Walzprodukte GmbH) and AFM Alumiumfolie Merseburg GmbH.

          MAW Mansfelder Aluminiumwerk is based in Hettstedt, Germany, and operates an aluminum rolling mill. Its products include aluminum sheets, strips and blanks for use by industrial and commercial fabricators of aluminum products, principally for the European market.

          AFM Alumiumfolie Merseburg is based in Merseburg, Germany, and also operates an aluminum rolling mill. It produces aluminum foil for flexible (food and beverage) packaging, pharmaceutical packaging and technical applications. AFM Alumiumfolie Merseburg’s principal market is also Europe.

          All of our revenues to date have been generated by our two aluminum rolling mills.

          The following discussion and analysis of the results of operations and financial condition of our company for the nine and three months ended September 30, 2006 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the five months ended December 31, 2005 filed with the United States Securities and Exchange Commission.

Results Of Operations – Nine Months Ended September 30, 2006

          Net product sales for the nine months ended September 30, 2006 were $73.0 million, compared to $18.5 million in the same period in 2005. Cost of goods sold for the nine months ended September 30, 2006 were $69.5 million, compared to $17.7 million in the same period in 2005. The results of operations from our two aluminum mills have been included in 2005 consolidated financial statements since June 30, 2005.

          General and administrative expenses for the nine months ended September 30, 2006 were $3.9 million, compared to $3.4 million for the same period in 2005. We paid $0.3 million for reimbursement of expenses and administrative and management fees to MFC Merchant Bank S.A.(“MFC Bank”) for the nine months ended September 30, 2006, compared to $0.7 million for the same period in 2005. This agreement was terminated in the last quarter because of the continuing losses and cost reduction measures.

          We reported a net loss of $0.7 million, or $0.04 per common share, for the nine months ended September 30, 2006, compared to $0.3 million, or $0.02 per common share, in the same period in 2005.

          The primary driver of our gross profit margin is the price of aluminum. We are unable to effectively hedge the gross margin in an upward or downward market. This has caused our margins to be reduced to a point where profitability is difficult to obtain. We are unable to predict when the price of aluminum will stay in the range where our margins may allow for profitability.

Results Of Operations – Three Months Ended September 30, 2006

          Net product sales for the three months ended September 30, 2006 were $27.4 million, compared to $18.5 million in the same period in 2005. Cost of goods sold for the three months ended September 30, 2006 were $25.9 million, compared to $17.7 million in the same period in 2005. The results of operations from our two aluminum mills have been included in 2005 consolidated financial statements since June 30, 2005.

          General and administrative expenses for the three months ended September 30, 2006 and 2005 were $1.1 million. We paid $nil for reimbursement of expenses and administrative and management fees to MFC Bank for the three months ended September 30, 2006, compared to $0.2 million for the same period in 2005. This agreement was terminated in the last quarter because of the continuing losses and cost reduction measures.

          We reported a net income of $0.3 million, or $0.02 per common share, for the three months ended September 30, 2006, compared to $2.1 million, or $0.11 per common share, in the same period in 2005.

          The primary driver of our gross profit margin is the price of aluminum. We are unable to effectively hedge the gross margin in an upward or downward market. This has caused our margins to be reduced to a point where profitability is difficult to obtain. We are unable to predict when the price of aluminum will stay in the range where our margins may allow for profitability.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2006, the Company had a working capital deficiency of $1.1 million, compared to $0.8 million at December 31, 2005.

          We entered into a five-year $20 million revolving credit facility dated April 26, 2004 with MFC Bank, which is to mature in March 2009. In August 2004, MFC Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of September 30, 2006, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20,000,000, and a floating charge on all of our company’s other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20,000,000, pursuant to which we have pledged to MFC Bank all or our existing and future pecuniary claims against third parties.

          As a result of our revenues from our aluminum rolling mills combined with the funds available for use under the MFC Bank credit facility, we believe that we have sufficient liquidity to meet operating expenses.

          We are moving to reduce all expenses during this period of eroding margins and have an agreement with MFC Bank to cancel the management fees payable to MFC Bank for the balance of the 2006 year.

          There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments, or provide the capital needed for the acquired activities.

Operating Activities

          Operating activities provided cash of $1.7 million for the nine months ended September 30, 2006, compared to operating activities used cash of $2.5 million in the same period in 2005.

Investing Activities

          Investing activities used cash of $0.4 million for the nine months ended September 30, 2006, compared to $8.3 million in the same period in 2005, primarily due to the purchase of two subsidiaries in 2005.

Financing Activities

          Financing activities provided cash of $32,000 for the nine months ended September 30, 2006, compared to $nil in the same period in 2005.

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
	(in $000’s )
Contractual		Less Than		4-5	After
Obligations(1)	Total	One Year	2-3 Years	Years	5 Years
Capital Lease Obligations	$82	$46	$35	$1	$-
Operating Leases	2,760	569	1,128	827	236
Total Contractual Obligations	$2,842	$615	$1,163	$828	$236

(1)

There have been no material changes to the contractual obligations (summarized in the above table of contractual obligations at December 31, 2005) during the nine months ended September 30, 2006 that are outside the ordinary course of our business.

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

Revenue Recognition

          Our revenue comes from the sales of aluminium products produced and sold, and recognized when the amounts of the revenues are fixed, agreed or determinable and collectibility is reasonably assured.

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

          As of September 30, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

          There have been no significant changes in our internal controls over financial reporting that occurred during our most recent quarter that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS.

Exhibits Required by Item 601 of Regulation SB

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

(3)(i)	Articles of Incorporation

3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981

3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987

3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990

3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997

3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	June 5, 1998

3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	June 5, 1998

3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	February 9, 1999

3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	January 10, 2000

3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	October 7, 2004

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

3(ii)	By-laws

3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation		8-K	May 17, 2000

(10)	Material contracts

10.1	Credit Facility Agreement dated as of April 26, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		8-K	April 30, 2004

10.2	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		10-KSB	October 29, 2004

10.3	Memorandum of Understanding dated January 28, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government of Hebei Province and Chuzhangdi Town Government.		10-KSB	October 31, 2005

10.4	Wind Park Project Land Use Rights Agreement dated February 23, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government.		10-KSB	October 31, 2005

10.5	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Blake International Limited.		8-K	June 30, 2005

10.6	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

10.7	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Universal Metals Limited.		8-K	June 30, 2005

10.8	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

(31)	Section 302 Certifications

31.1	Chief Executive Officer and Chief Financial Officer	X

(32)	Section 906 Certifications

32.1	Chief Executive Officer and Chief Financial Officer	X

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006	CATHAY MERCHANT GROUP, INC.

	By:	/s/ Michael J. Smith
Michael J. Smith
Chief Executive Officer, President and
Chief Financial Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)