Form 10KSB
period 2006-12-31
CATHAY MERCHANT GROUP, INC.
filed 2007-04-02
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to _______________________

Commission file number 000-16283

CATHAY MERCHANT GROUP, INC.
(Name of small business issuer in its charter)

DELAWARE	04-2608713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 803, Dina House, Ruttonjee Centre,
11 Duddell Street, Central,
Hong Kong SAR, China	Nil
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (852) 2537-3613

Securities registered under Section 12(b) of the Exchange Act:

Common Shares, par value $0.10	American Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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
Yes [   ] No [X]

State issuer's revenues for the fiscal year. $100,162,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

11,672,535 common shares @ $0.50 (1) = $5,836,268
(1) Closing price on March 9, 2007.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

18,890,579 common shares issued and outstanding as of March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

We were incorporated on January 28, 1977, as American Electromedics Corp. On December 10, 1980, we merged with Matrix Research and Development Corporation, a corporation existing under the laws of the State of New Hampshire, with our company continuing on as the surviving company. On January 5, 2000, we changed our name to Equidyne Corporation and on October 6, 2004, to Cathay Merchant Group, Inc.

Our principal business office is located at Unit 803, Dina House, Ruttonjee Centre, 11 Duddell Street, Central, Hong Kong SAR, China. Our registered office for service in the State of Delaware is located at 933 Westover Road Street, City of Wilmington, Delaware 19807.

Since our incorporation, we have been operating our business primarily through our subsidiaries. The names of our subsidiaries, their jurisdictions of organization and our percentage voting ownership of each are as follows:

Name of Subsidiary	Jurisdiction of Incorporation or Organization	Percentage Share Ownership as of December 31, 2005
Cathay Merchant Group Ltd.	Samoa	100%
MAW Mansfelder Aluminiumwerke GmbH	Germany	100%
AFM Aluminiumfolie Merseburg GmbH (1)	Germany	100%

(1) Wholly-owned by Cathay Merchant Group Ltd.

HISTORY OF OUR BUSINESS

Needle-Free Business

From our incorporation until December, 2003, we invested in various medical device technologies. From January, 1999, until September, 2003, we, through our wholly-owned subsidiary, Equidyne Systems, Inc., primarily focused our efforts on the development and sale of patented, needle-free drug delivery systems, principally the reusable INJEX™ System. In 2002, our executive management evaluated our technologies, markets and production capabilities and concluded that a change in our strategic focus was necessary as our production capabilities were not cost effective, nor were sales and marketing programs generating satisfactory results. In September 2003, after our management made little progress in developing our needle-free business or pursuing diversification opportunities, our shareholders voted to replace our board of directors who, in turn, appointed a new executive management team. Pursuant to an asset purchase agreement dated December 8, 2003, between Equidyne Systems and HNS International, we sold all of our right, title and interest in and to our needle-free business to HNS International in consideration for the payment of $750,000.

Wind Farm Investments

Following the sale of our needle-free business in December 2003, we invested in the development of two wind farms located in the Hebei Province of the People's Republic of China. Following wind speed testing on the property, our management determined in December 2005 that the development of wind farms in China did not present the best opportunity for us to realize value for our shareholders. As a result, we elected not to pursue and develop our wind farm investments.

CURRENT BUSINESS

Overview

Our primary business involves the manufacturing and trading of aluminium products. Our wholly-owned subsidiary, Cathay Merchant Group Ltd., a company incorporated under the laws of Samoa ("Cathay Samoa"), acquired all of the shares of AWP Aluminium Walzprodukte GmbH and AFM Aluminiumfolie Merseburg GmbH on June 30, 2005. The companies were acquired for a combined purchase price of $18.5 million (€15,300,000). AWP Aluminium Walzprodukte was based in Berlin, Germany, and operated an aluminium rolling mill through its wholly-owned subsidiary, MAW Mansfelder Aluminiumwerke GmbH. In 2006, AWP Aluminium Walzprodukte merged with and into MAW Mansfelder Aluminiumwerke, with MAW Mansfelder Aluminiumwerke continuing on as the surviving corporation. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products. On the same date, we also acquired AFM Aluminiumfolie Merseburg, which operates an aluminium rolling mill factory in Merseburg, Germany and produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and other technical applications.

Total combined production from the two mills during the year ended December 31, 2006 was 28,892 metric tonnes of finished products. The maximum total combined annual production from the two mills is 40,000 metric tonnes. The principal market for all of our aluminium products is primarily Europe, and we intend to utilize our acquisitions as a trading platform for Chinese companies involved in the export of aluminium products to Europe. We will use our product expertise, our market know-how and our specialized technical equipment of our two mills as a platform for our aluminium trading business which will include the import of semi-finished and finished foil products.

We, through Cathay Samoa, acquired all of the outstanding shares of AFM Aluminiumfolie Merseburg, pursuant to a share purchase agreement dated June 30, 2005, from an unrelated third party for a purchase price of $8.5 million (€7,020,000). We paid $4.8 million (€4,000,000) in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $3.7 million (€3,020,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Samoa and is guaranteed by us.

We acquired all of the outstanding shares of AWP Aluminium Walzprodukte pursuant to a share purchase agreement dated June 30, 2005, between Cathay Samoa and Blake International, a former wholly-owned subsidiary of KHD Humboldt Wedag International Ltd., for a purchase price of $10.0 million (€8,280,000). We paid $4.8 million (€4,000,000) in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $5.2 million (€4,280,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Samoa and is guaranteed by us. Blake International was a wholly-owned subsidiary of KHD Humboldt Wedag which, at the time of the transaction, was an affiliate and significant shareholder of our company.

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

Industrial and commercial fabricators in the construction and automotive supply industry represent the largest customers for MAW Mansfelder Aluminiumwerke's products. Aluminium rolled products developed for this market segment are often decorative, offer insulating properties, are durable and corrosion resistant, and have a high strength-to-weight ratio. Aluminium siding, gutters, and downspouts comprise a significant amount of construction volume. Other applications include doors, windows, awnings, canopies, façades, roofing and ceilings. Most of the customers of MAW Mansfelder Aluminiumwerke receive shipments in the form of aluminium sheets, foils, strips and blanks which are later fabricated according to our customers' specifications. Demand for most of MAW Mansfelder Aluminiumwerke's products is seasonal, with higher demand occurring in the spring, summer and fall months and lower demand in the winter months. Accordingly, our aluminium mills typically generate higher revenues in the spring, summer and fall months.

The majority of our products are sold to two subsidiaries of Mass Financial Corp., which provide marketing services and re-sell the products to end-user customers. Mass Financial currently holds 5,224,144, or 27.7%, of our common shares as of March 9, 2007, and all of the shares of MFC Merchant Bank S.A. MFC Merchant Bank has extended funds to our company under a credit facility as described under the heading "MFC Credit Facility" on page 5.

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

The aluminium products of MAW Mansfelder Aluminiumwerke are sold to distributors, as well as end-users, principally for use by industrial and commercial fabricators of aluminium products whereas the aluminium products of AFM Aluminiumfolie Merseburg are sold exclusively to industrial fabricators.

MFC CREDIT FACILITY

In order to provide a possible source of funding for our activities, we entered into a five-year, $20.0 million credit facility with MFC Merchant Bank. MFC Merchant Bank is a wholly-owned subsidiary of Mass Financial. Under the terms of the credit facility, MFC Merchant Bank agreed to provide us with a revolving credit facility in the principal amount of up to $20.0 million at any time and from time to time until the maturity date of March 31, 2009. The maturity date may be extended for an additional six-month term at MFC Merchant Bank's option and sole discretion. Under the credit facility agreement, we may use all advances of the credit facility to fund: (i) operating and acquisition activities; and (ii) working capital and general corporate activities. The credit facility is secured by a pledge agreement and is evidenced by a promissory note.

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

On August 24, 2004, MFC Merchant Bank converted $1,575,000 of the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. Immediately thereafter, MFC Merchant Bank entered into a transfer agreement dated August 24, 2004, between MFC Merchant Bank and Mass Financial, whereby MFC Merchant Bank transferred its 3,150,000 shares to Mass Financial at the same price of $0.50 per share for a total price of $1,575,000.

At a special meeting held on September 16, 2004, our shareholders approved the right for MFC Merchant Bank to convert the remaining $18,425,000 of the credit facility at any time into such number of shares of our common stock in accordance with the formula mentioned above. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of our company. For the consequences of this conversion, please see the section "Change of Control" located on page 48 of this annual report on Form 10-KSB.

COMPETITION

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

Aluminium

Both of our aluminium rolling mills obtain aluminium from a number of sources. We purchase hot rolled and cold rolled aluminium strip for rolling based on the price of aluminium as quoted on the London Metals Exchange plus an agreed upon per-ton conversion price that we negotiate with our suppliers on a yearly basis. Three of our significant suppliers of aluminium are Hydro Aluminium, Novelis and Huta Konin. MAW Mansfelder Aluminiumwerke produces foilstock which is used as raw material in the mill operated by AFM Aluminiumfolie Merseburg. For the year ended December 31, 2006, the aluminium rolling mills purchased all of their aluminium from suppliers on annual contracts.

Energy

We use several sources of energy in the manufacture and delivery of our aluminium rolled products. In the year ended December 31, 2006, natural gas and electricity represented 29% of the total cost of goods of our aluminium products and 88% of our energy consumption by cost. The majority of energy usage occurs during the rolling of aluminium strip. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing volatility in Germany has increased our energy costs.

CUSTOMERS

The majority of our products are sold to two subsidiaries of Mass Financial, which provide marketing services and re-sell the products to end-user customers. We provide products to a wide variety of customers in Europe, we have experienced consolidation trends among our customers. In the year ended December 31, 2006, AFM Aluminiumfolie Merseburg's seven largest end-user customers accounted for approximately 80% of its total sales and operating revenues. To address consolidation trends, we intend to continue to focus our efforts at developing and maintaining close working relationships with our customers and end-users. The major customers of AFM Aluminiumfolie Merseburg include clients in the flexible packaging industry.

The major customers of MAW Mansfelder Aluminiumwerke include manufacturers in the automotive supply industry and the construction industry. MAW Mansfelder Aluminiumwerke's customer base consists of approximately 250 small and medium sized customers.

We supply various end-use markets in approximately 10 countries through a direct sales force that operates from our offices in Merseburg and Hettstedt in Germany. Our sales department works in co-operation with IC Management Service GmbH and MFC Trade & Financial Services GmbH, both of which are indirect wholly-owned subsidiaries of Mass Financial. The direct sales channel typically involves very large and sophisticated fabricators and original equipment manufacturers. Long standing relationships are maintained with leading companies in industries that use aluminium rolled products. Supply contracts with our large customers are generally for a term of one year and historically there has been a high degree of renewal business with such customers. MAW Mansfelder Aluminiumwerke also sells products through aluminium distributors. Customers of distributors are widely dispersed, and sales through this channel are fragmented.

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

EMPLOYEES

As of March 9, 2006, we had 126 employees. Our mill in Hettstedt, Germany owned by MAW Mansfelder Aluminiumwerke had 70 employees and our mill in Merseburg, Germany had 56 employees. Out of our 126 employees, 70 of our employees were represented by a labour union as of March 9, 2007, and their employment conditions are governed by a collective bargaining agreement. The current agreement will expire on December 31, 2007. We believe that we have good labour relations and we have not experienced a significant labour stoppage at either of our two operations during the last 16 years.

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

BUSINESS RISKS

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

Out of our 126 employees, 70 employees at the rolling mill owned by MAW Mansfelder Aluminiumwerke are represented by labour unions under collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial results.

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

The seven largest end-user customers of our aluminium products accounted for approximately 80% of the total sales and operating revenues of AFM Aluminiumfolie Merseburg in the year ended December 31, 2006. A significant downturn in the business or financial condition of its significant customers could materially adversely affect our results of operations. In addition, if its existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. Some of the longer term contracts under which we supply our customers are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to achieve cost savings and other benefits.

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

As a general guideline, we anticipate spending approximately $60,000 per month on our day-to-day general and administrative operations excluding the operation of our aluminium rolling mills in Germany during the fiscal year ending December 31, 2007.

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

We are highly dependent upon our management personnel because of their experience in the aluminium business. The loss of the services of one or more of these individuals could impair our ability to manage us, or to obtain contracts for our services. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

ENFORCEMENT RISKS

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We are organized under the laws of the State of Delaware, United States. Our principal business office is located in Hong Kong SAR, China. Outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving our company doing business and with most of our property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Our common shares are currently traded on the American Stock Exchange under the symbol "CMQ". Further announcements concerning our or our competitors' operations, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for companies and companies that carry out a portion of their business in Europe, fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, as well as general economic, political and market conditions in Europe and worldwide, may adversely affect the trading price of our common shares.

MFC Merchant Bank may unilaterally exercise its conversion rights of the remaining balance of the credit facility, thereby substantially diluting our shareholders' holdings and resulting in a change of control of us.

MFC Merchant Bank, a bank organized under the laws of Switzerland, has the right to convert the balance amount under a credit facility agreement dated April 26, 2004 that we entered into with MFC Merchant Bank. As part of MFC Merchant Bank's compensation for services to be performed by it under the credit facility agreement, MFC Merchant Bank may at any time and from time to time during the term of the agreement, convert the balance of the credit facility or any portion thereof into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock to be exchanged for the balance, or portion thereof, of the credit facility is: (amount of credit facility to be converted) divided by (the applicable ten day average of the closing price of the shares of our common stock).

On September 16, 2004, at a special meeting of our shareholders, our shareholders approved the right of MFC Merchant Bank to convert the remaining $18,425,000 amount of the credit facility into shares of our common stock. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of us. Based on our ten-day average of the closing price of our common stocks of and including February 28, 2007 of $0.474, the $18,425,000 remainder of the credit facility may be converted into 38,871,308 shares of our common stock, or 67% of our outstanding stock as of such date. As a result, Mass Financial and MFC Merchant Bank would directly and indirectly hold 44,095,452 shares of our common stock, or 76% of our outstanding common stock as of such date (assuming issuance of the 38,871,308 shares as of such date). The conversion of the remaining balance under the credit facility would significantly dilute our shareholders, result in a change of control of our company and would grant Mass Financial and MFC Merchant Bank the power to unilaterally appoint the entire board of directors of our company without the support of any of our other shareholders.

Item 2.           Description of Property.

Principal Executive Office

Our principal business office is located in Central, Hong Kong, SAR, China. We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2007. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

ALUMINIUM ROLLING MILLS

In addition to our executive office, we hold property interests in certain land, buildings and capital property where our two aluminium rolling mills are located in Germany pursuant to the terms of two lease agreements with Grundstuckfonds Sachsen-Anhalt GmbH, a company wholly-owned by the State of Saxony-Anhalt, Germany ("GSA").

Purchase Option Agreement - AFM Aluminiumfolie Merseburg

The aluminium rolling mill held by AFM Aluminiumfolie Merseburg is located in the city of Merseburg, Germany. AFM Aluminiumfolie Merseburg holds an interest in the buildings and capital property based upon a long-term lease pursuant to an agreement dated September 26, 2002 with GSA. AFM Aluminiumfolie Merseburg pays approximately $0.3 million (€244,000) per year under its lease which expires on September 30, 2010. Thereafter the lease will be automatically renewed for one-year terms until either party provides six months notice to cancel the lease. The lease may be terminated by AFM Aluminiumfolie Merseburg at any time after September 30, 2007 with three months notice.

We have an option, under the terms of a purchase option agreement dated September 26, 2002 between AFM Aluminiumfolie Merseburg and GSA, to purchase the land, buildings and equipment at a price of $4.5 million (€3,400,000). The option expires on September 30, 2007. A copy of the lease agreement and the purchase option agreement is attached as exhibits 10.8 and 10.9 to this annual report.

Purchase Option Agreement - MAW Mansfelder Aluminiumwerke

The aluminium rolling mill held by MAW Mansfelder Aluminiumwerke is located in the city of Hettstedt, Germany. MAW Mansfelder Aluminiumwerke holds an interest in the buildings and capital property based upon a long-term lease pursuant to an agreement dated September 18, 2002 with GSA. MAW Mansfelder Aluminiumwerke pays approximately $0.3 million (€199,000) per year under its lease which expires on August 31, 2012. Thereafter, the lease will be automatically renewed for one-year terms until either party provides six months notice to cancel the lease. The lease may be terminated by MAW Mansfelder Aluminiumwerke at any time after August 31, 2009 with three months notice.

We also have an option, under the purchase option agreement dated October 26, 2004 between MAW Mansfelder Aluminiumwerk and GSA, to purchase the land, buildings and equipment at a price of $4.0 million (€3,035,000). The option expires on July 31, 2009. A copy of the lease agreement and the purchase option agreement is attached as exhibits 10.7 and 10.10 to this annual report.

We are currently negotiating amendments to purchase both option agreements with the representatives of GSA. Final option price negotiations are being refined and, if adjusted, are expected to be adjusted in our company's favor. We intend to exercise the options in the future.

Item 3.           Legal Proceedings.

As of March 9, 2007, we were not party to any pending legal proceedings and none of our directors, officers, affiliates or significant shareholders were party to any material legal proceedings which were adverse to us. In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters.

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

	High	Low

TRANSITION PERIOD ENDED DECEMBER 31, 2005

August 2005	$0.70	$0.57

September 2005	$0.61	$0.47

October 2005	$0.52	$0.40

November 2005	$0.43	$0.40

December 2005	$0.43	$0.36

FISCAL YEAR ENDED DECEMBER 31, 2006

First Quarter	$0.61	$0.37

Second Quarter	$0.52	$0.37

Third Quarter	$0.41	$0.23

Fourth Quarter	$0.44	$0.25

On March 9, 2007, the shareholders' list for our common stock showed 167 registered stockholders and 18,890,579 shares issued and outstanding.

Dividend Policy

During the year ended December 31, 2006, and the five month transition period ended December 31, 2005, we did not pay any cash dividends to any holders of our equity securities. We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2006.

Equity Compensation Plan Information

We established a 1996 Stock Option Plan, as amended, to provide for the issuance of stock options to acquire an aggregate of up to 1,500,000 shares of our common stock which plan was approved by our stockholders. During 2006, the 1996 Stock Option Plan automatically terminated following the expiration of its ten year term. Although the 1996 Stock Option Plan has terminated, the options issued under the plan continue to be exercisable in accordance with the terms upon which they were issued. As of March 9, 2007, there were 96,000 options outstanding that were issued under our former 1996 Stock Option Plan.

We established a Long Term Incentive and Share Award Plan in 2002, which permits the issuance of stock options to acquire an aggregate of up to 1,000,000 shares of our common stock. Stock options granted under the 2002 Share Award Plan are either incentive stock options or non-qualified stock options which are granted to our employees, officers, directors or consultants.

The following table provides a summary of the number of stock options granted under the Long Term Incentive and Share Award Plan of 2002 and the former 1996 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Long Term Incentive and Share Award Plan of 2002, all as at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders	247,500(1)	$0.40	39,000
Equity compensation plans not approved by security holders	525,000	$0.87	Nil
Total	772,500	$0.72	39,000

(1)	Of this amount, an aggregate of 96,000 stock options have been granted under our former 1996 Stock Option Plan and an aggregate of 151,500 under our Long Term Incentive and Share Award Plan of 2002.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.           Management's Discussions and Analysis or Plan of Operation.

The following is a discussion and analysis of our results of operations and financial position for the audited consolidated year ended December 31, 2006, the unaudited consolidated year ended December 31, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Company Overview

Our business involves the manufacturing and trading of aluminium products. On June 30, 2005, we acquired all of the shares of AWP Aluminium Walzprodukte and AFM Aluminiumfolie Merseburg for consideration of $18.5 million (€15,300,000).

We acquired all of the outstanding shares of AWP Aluminium Walzprodukte from Blake International, then a wholly-owned subsidiary of KHD Humboldt Wedag, pursuant to a share purchase agreement dated June 30, 2005, for consideration of $10.0 million (€8,280,000). KHD Humboldt Wedag International was a former insider and significant shareholder of our company until January 31, 2005. AWP Aluminium Walzprodukte was based in Hettstedt, Germany, and operated an aluminium rolling mill through its wholly-owned subsidiary MAW Mansfelder Aluminiumwerke until the parent company and subsidiary merged in 2006 with MAW Mansfelder Aluminiumwerke continuing on as the surviving corporation. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products, principally for the European market.

We acquired all of the outstanding shares of AFM Aluminiumfolie Merseburg, pursuant to a share purchase agreement dated June 30, 2005, for consideration of $8.5 million (€7,020,000). AFM Aluminium Merseburg is based in Merseburg, Germany, and also operates an aluminium rolling mill. It produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and technical applications. AFM Aluminiumfolie Merseburg's principal market is also Europe.

Results of Operations – Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net product sales for the year ended December 31, 2006, were $100.2 million compared with $38.3 million for the comparative period ended December 31, 2005. The increase in sales was due to product sales from our two new subsidiaries which operate aluminum mills in Germany. The results of our two aluminium mills have been included in our 2005 consolidated financial statements since June 30, 2005.

Cost of sales for the year ended December 31, 2006 was $95.2 million compared to $36.6 million for the comparative period ended December 31, 2005. The increase in cost of sales was in line with the increase in sales.

General and administrative expenses were $5.4 million for the year ended December 31, 2006, compared to $4.6 million during the comparative period ended December 31, 2005. In 2005, the results of our two aluminum mills have been included in our 2005 consolidated financial statements since June 30, 2005.

There was an impairment of goodwill in the amount of $2.0 million and $Nil for the years ended December 31, 2006 and 2005, respectively.

We incurred a net loss of $2.5 million for the year ended December 31, 2006, compared to $1.0 million during the comparative period ended December 31, 2005.

Liquidity and Capital Resources – Year Ended December 31, 2006

We had cash and cash equivalents of $4.6 million as of December 31, 2006, compared to $3.8 million as of December 31, 2005. We have financed our operations from cash flow acquired in prior years from debt and equity financing. We had accumulated a deficit of $16.6 million as at December 31, 2006, compared to a deficit of $14.1 million as at December 31, 2005. We had a working capital deficiency of $1.3 million as at December 31, 2006 and $0.8 million as at December 31, 2005.

We entered into a five-year $20.0 million revolving credit facility dated April 26, 2004 with MFC Merchant Bank which is to mature in March 2009. In August 2004, MFC Merchant Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of December 31, 2006, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20.0 million, and a floating charge on all of our other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20.0 million, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties.

As a result of our revenues from our aluminium rolling mills combined with the funds available for use under the MFC Merchant Bank credit facility, we believe that we have sufficient working capital to meet operating expenses during the next twelve months. Currently, we are also seeking investments in or acquisitions of companies, technologies or products. We also intend to exercise our purchase option agreements. We may need additional capital if we pursue such opportunities that we may identify through such activities. Should the need arise, we will consider financing alternatives in addition to the possibility of further draws under our credit facility with MFC Merchant Bank, including the possibility of effecting private placements of our securities.

There is no assurance that management will find suitable opportunities, exercise our purchase option agreements or effect the necessary financial arrangements for such investments or provide the working capital needed for the acquired activities.

Operating Activities

Operating activities provided cash of $1.9 million for the year ended December 31, 2006, and operating activities used cash of $2.5 million for the comparative period ended December 31, 2005. The increase in cash provided by operating activities during our year ended December 31, 2006 was primarily due to an increase in due to affiliates which was partially reduced by a decrease in amounts payable and accrued expenses.

Investing Activities

Investing activities used cash of $0.7 million during the year ended December 31, 2006, compared to $8.5 million in the comparative period ended December 31, 2005. We used cash of $8.2 million to purchase two aluminium mills in 2005.

Financing Activities

Financing activities used cash of $0.6 million during the year ended December 31, 2006, compared to Nil for the comparative period ended December 31, 2005. The increase in cash used in financing activities was primarily due to repayment of a promissory note and interest.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We are currently in the aluminium manufacturing and trading business and have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements commencing on page 29 of this annual report on Form 10-KSB.

Revenue Recognition

Our primary business is aluminum manufacturing and trading and our revenue primarily comes from the sale of aluminum products produced and sold. We receive orders from customers, process and convert the raw materials into finished goods, and ship the finished goods at the instructions of our customers. It is a simple manufacturing and trading process. The revenue is recognized when the finished goods are delivered, the terms of the sales are known and complied with and no significant obligations remain. Management believes that the risk of misstating the revenue is very remote and the only major misstatement, if any, comes from the period-end cut-off.

Our return policy is governed by the provisions of the German Civil Code and the German Commercial Code. It stipulates that the seller has to transfer the product free from defects in materials and workmanship to the purchaser. To be deemed free from defects, the product has to be of the quality the two parties agreed on in their contract, when being transferred. If the product is not free from defects during the warranty period of two years, German law offers four possible claims to the purchaser:

  Subsequent improvements or subsequent delivery to the choice of the purchaser. Other options for the purchaser only arise if the seller subsequently fails to perform his contractual duty.

  After unsuccessfully requesting improvements of the product, the purchaser may withdraw from the contract, in which case a full cash refund is mandatory and the product has to be returned to the seller.

  Instead of withdrawing, the purchaser may as well keep the product and consider a reduction of the purchase price.

  The purchaser might claim compensation for the non-performance of the sale.

Once an order has been placed by the purchaser and accepted by the seller the purchaser has no legal right to withdraw from the contract, unless the seller fails to perform his duties. A mutual cancellation is subject to the acceptance of the seller and depends on the individual situation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157: Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is analyzing the requirements of this new standard.

FASB Staff Position ("FSP") No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairment. This FSP shall be applied to reporting periods beginning after December 15, 2005. Our preliminary assessment does not indicate that this FSP will have a significant impact on the financial statements.

FASB Interpretation ("FIN") No. 48: Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation (1) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (2) provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is analyzing the requirements of this new standard.

The Emerging Issues Task Force ("EITF") reached consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty that two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Opinion 29, Accounting for Nonmonetary Transactions. The EITF also reached consensus that a nonmonetary exchange whereby an entity transfers finished goods inventory in exchange for the receipt of raw materials or WIP inventory within the same line of business is not an exchange transaction to facilitate sales to customers for the entity transferring the finished goods and, therefore, should be recognized by that entity at fair value if (a) fair value is determinable within reasonable limits and (b) the transaction has commercial substance. All other nonmonetary exchanges of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. This EITF issue should be applied to new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Management has analyzed the requirements of this new standard and determined that there will be no significant impact on our financial position.

FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, prohibits the use of the accrued-in-advance method and requires the application of the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This standard is effective for fiscal years beginning after December 15, 2006. Management has analyzed the requirements of this new standard and determined that there will be no significant impact on our financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. Our preliminary assessment does not indicate that this SAB will have a significant impact on our financial statements.

Item 7.           Financial Statements.

Financial Statements filed as part of this Annual Report on Form 10-KSB:

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

RSM Hemmelrath GmbH
Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	Maximilianstraße 35
80539 München
Tel. (+49-89) 2 16 36-0
Fax (+49-89) 2 16 36-1 33

www.rsmi.de

To The Board of Directors and Shareholders
Cathay Merchant Group, Inc.

We have audited the accompanying consolidated balance sheet of Cathay Merchant Group, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay Merchant Group, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/RSM Hemmelrath GmbH

Munich, Germany
March 28, 2007

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)

ASSETS	2006

Current Assets
Cash and cash equivalents	$4,610
Restricted cash	73
Receivables	1,060
Due from affiliates	632
Inventories	15,212
Prepaid expenses and other	90

Total current assets	21,677

Non-current Assets
Deferred credit facility costs	183
Property, plant and equipment	1,566
Purchase option agreements	16,204
Goodwill	3,243
Deferred tax benefits	811

Total non-current assets	22,007

Total assets	$43,684

See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$13,694
Due to affiliates	9,248

Total current liabilities	22,942

Long-term Liabilities
Debt	11,434
Other liabilities	26

Total long-term liabilities	11,460

Total liabilities	34,402

Stockholders' Equity
Preferred stock - $0.01 par value per share; authorized - 1,000,000 shares;
issued and outstanding – none	-
Common stock, $0.10 par value per share; authorized - 35,000,000 shares;
issued and outstanding – 20,387,679	2,038
Additional paid-in capital	28,031
Accumulated deficit	(16,613)
Treasury stock, at cost (1,497,100 shares)	(5,313)
Cumulative translation adjustment	1,139

Total stockholders' equity	9,282

Total liabilities and stockholders' equity	$43,684

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For Year Ended December 31, 2006 and 2005
(Dollars in Thousands, Except Loss Per Share)

		(Unaudited)
	2006	2005

Product sales, net	$100,162	$38,283
Cost of goods sold	95,170	36,605

	4,992	1,678
General and administrative expenses	5,363	4,615

Operating loss	(371)	(2,937)

Other income (expense)

Interest and financing charges, net	(624)	(458)
Impairment of goodwill	(2,000)	-
Miscellaneous	438	83

	(2,186)	(375)

Loss before income tax	(2,557)	(3,312)

Income tax benefit	42	2,346

Net loss	$(2,515)	$(966)

Weighted average common shares outstanding, basic and diluted	18,877	18,797

Loss per common share, basic and diluted	$(0.13)	$(0.05)

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For Year Ended December 31, 2006 and 2005
(Dollars in Thousands)

		(Unaudited)
	2006	2005
Net loss	$(2,515)	$(966)
Other comprehensive income (loss), foreign currency translation adjustment	1,433	(294)

Comprehensive loss	$(1,082)	$(1,260)

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	Common stock				Treasury Stock
			Additional				Cumulative	Total
			Paid-in	Accumulated			Translation	Stockholders'
	Shares	Par Value	Capital	Deficit	Shares	Cost	Adjustment	Equity

Balance at July 31, 2004	17,131,929	$1,713	$26,745	$(12,544)	1,497,100	$(5,313)	$-	$10,601

Exercise of stock options	12,000	1	3	-	-	-	-	4

Conversion of a credit
facility into shares	3,150,000	315	1,260	-	-	-	-	1,575

Net loss	-	-	-	(736)	-	-	-	(736)
Unrealized translation gain
for the year	-	-	-	-	-	-	36	36

Balance at July 31, 2005	20,293,929	2,029	28,008	(13,280)	1,497,100	(5,313)	36	11,480

Net loss	-	-	-	(818)	-	-	-	(818)
Unrealized translation loss
for the period	-	-	-	-	-	-	(330)	(330)

Balance at December 31,
2005	20,293,929	2,029	28,008	(14,098)	1,497,100	(5,313)	(294)	10,332

Exercise of stock options	93,750	9	23	-	-	-	-	32

Net loss	-	-	-	(2,515)	-	-	-	(2,515)
Unrealized translation gain
for the year	-	-	-	-	-	-	1,433	1,433
Balance at December 31,
2006	20,387,679	$2,038	$28,031	$(16,613)	1,497,100	$(5,313)	$1,139	$9,282

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For Year Ended December 31, 2006 and 2005
(Dollars in Thousands)

		(Unaudited)
	2006	2005

Operating activities
Net loss	$(2,515)	$(966)
Adjustments to reconcile net loss to net cash
flows from operating activities
Depreciation and amortization	317	190
Goodwill impairment	2,000	-
Write-off of fixed assets	-	107
Foreign exchange	946	(102)
Accrued interest on promissory note	479	261
Changes in operating assets and liabilities
Receivables	162	14
Due from affiliates	(236)	319
Refundable income taxes	-	(2,436)
Inventories	(4,341)	(520)
Prepaid expenses and other current assets	(44)	(17)
Accounts payable and accrued expenses	(1,412)	(498)
Due to affiliates	6,537	1,101

Net cash provided by (used in) operating activities	1,893	(2,547)

Investing activities
Purchase of property and equipment	(655)	(290)
Purchase of subsidiaries, net of cash acquired	-	(8,200)

Net cash used in investing activities	(655)	(8,490)
Financing activities
Issuance of shares	32	-
Repayment of promissory note	(251)	-
Repayment of interest on promissory note	(392)	-

Net cash used in financing activities	(611)	-
Effects of foreign exchange on cash or cash equivalent	140	(81)

Change in cash and cash equivalents	767	(11,118)
Cash and cash equivalents, beginning of year	3,843	14,961

Cash and cash equivalents, end of year	$4,610	$3,843

Supplemental cash flow information
Interest paid	$400	$-
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1. Business Description and Summary of Significant Accounting Policies

The notes to these consolidated financial statements are presented in United States Dollars, unless otherwise indicated. With the exception of per share amounts, amounts are presented in thousands. Effective from December 31, 2005, the Company changes its accounting year end to December 31 from July 31. Accordingly, the unaudited comparative numbers for the year ended December 31, 2005 has been presented.

Business Description

Cathay Merchant Group, Inc. is an aluminium manufacturing and trading company.

On June 30, 2005, the Company, acting through its subsidiary, Cathay Merchant Group Limited ("CMG") (a Samoan Corporation), acquired all of the shares of MAW Mansfelder Aluminiumwerk GmbH (formerly AWP Aluminium Walzprodukte GmbH "MAW") and AFM Aluminiumfolie Merseburg GmbH ("AFM") for an aggregate purchase price of $18,510 (Euro 15,300). MAW and AFM are incorporated under the laws of Germany.

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

Restricted Cash

Pursuant to the lease agreement, the Company has a restricted cash amount of $73 as of December 31, 2006.

Receivables

Receivables are stated at their principal balances net of any allowance for credit losses. Receivables are considered past due on an individual basis based on the terms of the trade or the contracts. The Company's annual sales for the year ended December 31, 2006 was $100,162 of which $78,508 were sold to MFC Commodities and its subsidiaries, which are subsidiaries of Mass Financial Corp. (together with its subsidiaries – "Mass") which currently holds 27.7% of the Company's common shares. As of December 31, 2006, the Company has a receivable of $632 from Mass.

The Company makes judgements as to its ability to collect outstanding receivables from the third parties and Mass and provides an allowance for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed, the Company analyzes historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company's future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Estimates and judgments could change in the near-term, and could result in a significant change to a previously recognized allowance. An allowance for credit losses may be increased by provisions which are charged to income and reduced by write-offs net of recoveries. As of December 31, 2006, all receivables and due from affiliates are less than 90 days, no long outstanding balances were noted. No allowance for credit losses was considered necessary as at December 31, 2006.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

Inventories

Inventories consist of raw materials, work-in-progress, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first-out methods) or market and consist of the following at December 31, 2006:

Raw materials	$5,764
Work in progress	5,945
Finished goods	3,503
$15,212

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

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

Purchase Option Agreements

The Company has two purchase option agreements representing option agreements with GSA Grundstuckfonds Sachsen-Anhalt GmbH, a company wholly-owned by the State of Saxony-Anhalt, Germany to purchase certain land, building and equipment, which are currently used in the aluminium business, at predetermined prices. The first one was signed by AFM dated September 26, 2002 and will expire on September 30, 2007. The other agreement was signed by MAW dated October 26, 2004 and will expire on July 31, 2009. The Company determines the carrying value of the purchase option agreements by comparing the difference between the predetermined prices to purchase certain land, building and equipment in the agreements with the market price of those properties. The amount will be reclassified to property, plant and equipment upon exercise of the rights. In order to take ownership of the land, building and equipment, the Company need to pay Euro 6,435 as an exercise price. The Company incurred $586 as rental and other expenses under the related lease agreements in 2006. If the agreement expires unexercised, the amount will be charged to the results of operations.

The carrying value of the purchase option agreements is not amortized but is subject to fair value impairment tests, on at least an annual basis. The Company compared the carrying value of the purchase option agreements with the difference between the market value and the predetermined price to purchase the properties. Any impairment is charged to the results of operations. No impairment was charged during the years ended December 31, 2006 and 2005. Currently, the Company intends to exercise the options.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is subject to fair value impairment tests, on at least an annual basis. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying value of the reporting unit with its fair value. If any potential impairment is identified, then the amount of the impairment is quantified by comparing the carrying value of goodwill to its fair value, based on the fair value of the assets and liabilities of the reporting unit. Any impairment of goodwill is charged to the results of operations in the period in which the impairment is determined. There was an impairment charge to goodwill of $2,000 and $Nil during the years ended December 31, 2006 and 2005, respectively.

Deferred Credit Facility Costs

As noted in Note 7, during the fiscal year 2004, the Company paid MFC Merchant Bank S.A. ("MFC Merchant Bank") $400 as a credit facility arrangement fee which is being amortized over the life of a credit facility. Amortization expense amounted to $ 81 for the years ended December 31, 2006 and 2005, respectively.

Revenue Recognition

Revenues from sales of aluminium products are recognized as agreed upon activities are performed with no substantial further involvement by the Company and collectibility is reasonably assured.

Stock-Based Compensation

The Company accounts for options and other stock-based compensation under the fair value method (as described in SFAS No. 123, "Accounting for Stock-Based Compensation").

There were no stock options granted during the years ended December 31, 2006 and 2005.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

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

Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive potential common shares, if any, which consist principally of stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the years ended December 31, 2006 and 2005 due to their anti-dilutive effect.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its self-sustaining foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are included in the equity section of the consolidated balance sheets. The translation adjustments do not recognize the effect of income tax because of the Company expects to reinvest the amounts indefinitely. Transaction net gain (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency amounting to $(913) and $102 in the years ended December 31, 2006 and 2005, respectively. The amounts have been included in general and administrative expenses in the consolidated statements of operations.

Collective Bargaining Agreements

As of December 31, 2006, approximately 56% of the Company's employees are represented by a labor organization and their employment conditions are governed by a collective bargaining agreement. The current agreement will expire on December 31, 2007.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company's financial statements.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

SFAS No. 157: Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is analyzing the requirements of this new standard.

FASB Staff Position ("FSP") No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairment. This FSP shall be applied to reporting periods beginning after December 15, 2005. The Company's preliminary assessment does not indicate that this FSP will have a significant impact on the financial statements.

FASB Interpretation ("FIN") No. 48: Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation (1) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (2) provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is analyzing the requirements of this new standard.

The Emerging Issues Task Force ("EITF") reached consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty that two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Opinion 29, Accounting for Nonmonetary Transactions. The EITF also reached consensus that a nonmonetary exchange whereby an entity transfers finished goods inventory in exchange for the receipt of raw materials or WIP inventory within the same line of business is not an exchange transaction to facilitate sales to customers for the entity transferring the finished goods and, therefore, should be recognized by that entity at fair value if (a) fair value is determinable within reasonable limits and (b) the transaction has commercial substance. All other nonmonetary exchanges of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. This EITF issue should be applied to new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Management has analyzed the requirements of this new standard and determined that there will be no significant impact on the Company's financial position.

FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, prohibits the use of the accrued-in-advance method and requires the application of the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This standard is effective for fiscal years beginning after December 15, 2006. Management has analyzed the requirements of this new standard and determined that there will be no significant impact on the Company's financial position.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company's preliminary assessment does not indicate that this SAB will have a significant impact on the financial statements.

Note 2. Property, Plant and Equipment

		Accumulated	Net Book
	Cost	Depreciation	Value

Manufacturing plant and equipment	$2,322	$883	$1,439
Office equipment	229	102	127
	$2,551	$985	$1,566
Of which, assets under capital leases	$143	$74	$69

Depreciation expense of property, plant and equipment amounting to $236 and $109 in years ended December 31, 2006 and 2005, respectively.

Note 3. Income Taxes

Significant components of the Company's deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carryforward
United States	$2,375
Germany	812
Deferred compensation	175
Other	(29)
Total deferred tax assets	3,333

Valuation allowance for deferred tax assets	(2,579)

Net deferred tax assets	$754

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 3. Income Taxes (continued)

Composed of:
Deferred tax assets	$811
Deferred tax liabilities	(57)
754

At December 31, 2006, the Company had the following net operating loss carryforwards:

	Amount	Expires

United States	$7,369	2008 – 2026
Germany	2,035	Never
	$9,404

A reconciliation of income taxes computed at the federal statutory rates to the income tax benefit in the consolidated financial statements is as follows:

	2006		2005
	Amount	Percent	Amount	Percent

Benefit at federal statutory rates	$895	35%	$308	35%
Change in valuation allowance	(262)	(41)	(273)	(31)
Permanent differences	(591)	13	(35)	(4)
Provision for German taxes	-	-	(90)	(10)
State income tax recovery	-	-	2,436	277

	$42	7%	$2,346	267%

Composed of:
Current
Federal income tax expenses	$(15)	$(90)
State income tax benefit	-	2,436
	(15)	2,346
Deferred
Federal income tax benefit	57	-
	$42	$2,346

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 4. Debt

Note payable to Mass, face value Euro 3,020, unsecured,
interest at 4.2% per annum payable annually; maturing
June 30, 2008	$3,985
Note payable to Mass, face value Euro 4,280, unsecured,
interest at 4.2% per annum payable annually; maturing
June 30, 2008	5,648
Note payable to Mass, face value Euro 1,364, unsecured,
interest at 5.00% per annum payable annually; maturing
July 31, 2008; subordinated to other liabilities	1,801

$11,434

As of December 31, 2006, the fair value of debt was $11,434.

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

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 5. Stockholders' Equity (continued)

Stock Options and Warrants

The Company established the 2002 Long Term Incentive and Share Award Plan ("the 2002 Plan") providing for the issuance of up to 1,000 shares of the Company's common stock. Options granted under the 2002 Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors or consultants of the Company. Options are exercisable as determined at the time of grant, and the exercise price of the options cannot be less than the fair market value at the date of grant. The Company also established the 1996 Stock Option Plan ("the 1996 Plan") providing for the issuance of up to 300 shares of the Company's common stock. In 1999 and 2000, an additional 400 and 800 shares, respectively, were approved by the stockholders, increasing the total number of shares to 1,500 under the 1996 Plan. Options granted under the 1996 Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services for or on behalf of the Company. Options are exercisable as determined at the time of grant, except options to officers or directors which may not vest earlier than six months from the date of grant, and the exercise price of the options cannot be less than the fair market value at the date of grant. During 2006, the 1996 Plan automatically terminated following the expiration of its ten year term. The options issued under the 1996 plan continue to be exercisable in accordance with the terms upon which they were issued.

Option activity for the year ended December 31, 2006:

		Weighted Average
		Exercise Price
	Shares	per share
Outstanding at December 31, 2004	1,109	$0.97
Granted	-	-
Expired or cancelled	(21)	6.05
Exercised	-	-

Outstanding at July 31, 2005	1,088	$0.87
Granted	-	-
Expired or cancelled	-	-
Exercised	-	-

Outstanding at December 31, 2005	1,088	$0.87
Granted	-	-
Expired or cancelled	(221)	1.62
Exercised	(94)	0.34
Outstanding at December 31, 2006	773	$0.72

Exercisable at end of period	773	$0.72
Available for future grants	39
Weighted average fair value of options
granted during year		None granted

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 5. Stockholders' Equity (continued)

The following table presents weighted average price and life information about significant option grants outstanding at December 31, 2006:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercisable Prices	Number	Contractual	Exercise Price
per share	Outstanding	Life	per share

$0.31 - $0.50	247	6.24	$0.40
$0.78 - $1.00	526	4.99	$0.87

	773

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

Note 7. Related Party Transactions

In order to provide a source of funding for the business activities, in April 2004, the Company entered into a five-year $20 million Revolving Credit Facility (the "Facility") with MFC Merchant Bank which matures in March 2009. The Company has common directors with MFC Merchant Bank and Mass. The interest rate on all outstanding amounts under the Facility is the one-month London Inter-Bank Offered Rate plus 3.5% . Additionally, the Company is required to pay an unused Facility fee of 0.75% per year on the daily average of the unused amount of the commitment during the term which was $138 and $150 for the year ended December 31, 2006 and 2005, respectively. The Company had a payable of $104 unused Facility Fee as of December 31, 2006. The Company also agreed to pay MFC Merchant Bank an arrangement fee of $400, which was paid in full in May 2004 and is amortized over the useful life of the Facility. The Facility is secured by receivables and any current or future property assets. As at December 31, 2006, there is no amount outstanding under the Facility. The Company may need additional funding in the future depending on the ultimate scope of the merchant banking activities.

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

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 7. Related Party Transactions (continued)

During the year ended December 31, 2006, the Company deposited its cash and cash equivalents with MFC Merchant Bank. Interest income on the deposit was $44 (2005 - $18). Such deposit amounted to $3,066 as at December 31, 2006. The Company also has a management agreement with MFC Merchant Bank whereby the Company pays $75 per month as a management fee. The expense recognized in these consolidated financial statements was $300 and $900 for the years ended December 31, 2006 and 2005, respectively. The agreement was terminated in 2006.

In the normal course of commodities trading transactions, the Company sold $78,508, representing 78% of total sales (2005 - $29,494, representing 77% of total sales), and paid a net marketing charge of $1,820 to Mass for the year ended December 31, 2006 (2005 - $612). Our products are highly homogeneous and are demanded globally. The Company believes the customer base can be diversified easily without affecting our gross margin.

Note 8. Business Segment Information

The Company operates in one reportable business segment: manufacturing and trading of aluminium products. All revenues were derived from this single business segment in 2006.

During the year ended December 31, 2006, all revenues were derived from Europe.

The following tables disclose the Company's sales by product types for the years ended December 31, 2006 and 2005:

By product types	2006	2005

Sheets	$6,485	$4,031
Strips	25,971	8,056
Blanks	15,479	6,045
Foils	44,005	19,633
Other	8,222	518
	$100,162	$38,283

As of December 31, 2006, the long-lived assets, including property, plant and equipment, purchase option agreements and goodwill, aggregated $21,013 and were located in Europe.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 9. Commitments and Contingencies

Leases

Future minimum commitments under long-term non-cancellable leases are as follows for the next five years:

Capital leases

Year	Amount

2007	$26
2008	25
2009	3
2010	-
2011	-
54
Less: imputed interest	4
Present value	$50

Operating leases

Year	Amount

2007	$645
2008	325
2009	325
2010	325
2011	309
$1,929

Rent expense was $612 and $288 for the years ended December 31, 2006 and 2005, respectively.

Litigation

The Company and its subsidiaries are subject to litigation in the normal course of business. There was no litigation as at December 31, 2006.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (who is also our Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.        Other Information.

None.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

The following table sets forth the names, positions and ages of our executive officers and directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael J. Smith	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Secretary	58	May 10, 2004
Dr. Stefan Feuerstein	Chief Operating Officer	54	November 10, 2005

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mirjana Lausevic-Zdravkovic(1)(2)(3)	Director	40	April 20, 2004
Andrew Hung(1)(2)(3)	Director	44	December 4, 2006
Jelena Djordjevic-Lausevic(1)(2)(3)	Director	62	April 20, 2004

(1)	Members of our Audit Committee

(2)	Members of our Compensation Committee

(3)	Members of our Nominating and Corporate Governance Committee

Michael J. Smith

Mr. Smith has been a member of our board of directors since May 10, 2004, and has been our President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of our Board of directors since October 6, 2004. Mr. Smith previously served as a member of our board of directors from September 9, 2003, to April 20, 2004, and as our President, Chief Executive Officer, Chief Financial Officer and Secretary from September 16, 2003, to April 20, 2004. Mr. Smith is the Chairman of the Board, Chief Financial Officer and Secretary and a director of KHD Humboldt Wedag, a publicly traded industrial and engineering services company listed on the Nasdaq National Market. Mr. Smith also served as the President, Secretary and a director of Blue Earth Refineries Inc., a non-traded foreign private issuer whose ordinary shares are registered under section 12(g) of the Securities Exchange Act of 1934, as amended, since July 7, 2004.

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

Andrew Hung

Mr. Hung has been a member of our board of directors since December 4, 2006. Mr. Hung is qualified as a Chartered Accountant and Chartered Secretary in the United Kingdom and has worked as an accountant with Charles Chan, Ip & Fung CPA Limited from September 1998 to January 2002. From February 2002 until present, Mr. Hung has operated his own accounting firm based out of Hong Kong, China. Mr. Hung has been a member of the Institute of Chartered Accountants in England and Wales since 1988, a member of the Hong Kong Institute of Certified Public Accountants since 1992, a member of the Institute of Chartered Secretaries and Administrators (United Kingdom) since 1991, and a Certified Public Accountant since 1994. Mr. Hung obtained his Master of Business Administration (Finance) on December 21, 1999 from Huron University, South Dakota, U.S.A. and a Bachelor of Arts degree (Economics and Accounting) on July 7, 1984 from University of Reading, United Kingdom.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Cathay Merchant Group, Inc., Unit 803, Dina House, Ruttonjee Centre, 11 Duddell Street, Central, Hong Kong SAR, China.

Nomination Process

As of March 9, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our nominating and corporate governance committee does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our nominating and corporate governance committee has determined that each of the independent directors who comprise the committee are in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the committee considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to the nominating and corporate governance committee, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee

We have a standing audit committee which currently consists of Mirjana Lausevic-Zdravkovic, Andrew Hung and Jelena Djordjevic-Lausevic, all of whom are non-employee directors of our company. All of the members of the audit committee are independent as defined by section 803 of the Amex Company Guide. The audit committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934 and is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters.

Audit Committee Financial Expert

Our board of directors has determined that we have one audit committee financial expert serving on the audit committee, which person is Andrew Hung. Andrew Hung is qualified as a Chartered Accountant and Chartered Secretary in the United Kingdom and has worked as an accountant with Charles Chan, Ip & Fung CPA Limited from September 1998 to January 2002. From February 2002 until present, Mr. Hung has operated his own accounting firm based out of Hong Kong, China. Mr. Hung has been a member of the Institute of Chartered Accountants in England and Wales since 1988, a member of the Hong Kong Institute of Certified Public Accountants since 1992, a member of the Institute of Chartered Secretaries and Administrators (United Kingdom) since 1991, and a Certified Public Accountant since 1994. Mr. Hung obtained his Master of Business Administration (Finance) on December 21, 1999 from Huron University, South Dakota, U.S.A. and a Bachelor of Arts degree (Economics and Accounting) on July 7, 1984 from University of Reading, United Kingdom. Our board of directors has also determined that Andrew Hung is "independent", as defined by section 803 of the Amex Company Guide.

Item 10.          Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2006, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2006 and 2005, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael J. Smith President, Chief Executive Officer, Chief Financial Officer and Secretary	2006 2005(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Stefan Feuerstein(2) Chief Operating Officer	2006	$240,773	Nil	Nil	Nil	Nil	Nil	Nil	$240,773

(1)	Five month transition period ended December 31, 2005.

(2)	Dr. Stefan Feuerstein was appointed Chief Operating Officer in November 2005.

Employment of Named Executive Officers

We have not entered into an employment agreement with Michael Smith, and there are no compensatory plans or arrangements with respect to the employment of Michael Smith resulting from his resignation, retirement or other termination of employment or from a change of control.

We have entered into an employment agreement, as amended, with Dr. Stefan Feuerstein as Chief Operating Officer of our company. Pursuant to agreement, as amended, we currently pay Mr. Feuerstein a sum of €850 per day in addition to all reasonable expenses incurred in connection with carrying out the duties of Chief Operating Officer of our company. During the year ended December 31, 2006, we paid Mr. Feuerstein $240,773 for his services. There are no compensatory plans or arrangements with respect to the employment of Dr. Stefan Feuerstein resulting from his resignation, retirement or other termination of employment or from a change of control.

Our management functions are performed by our directors and executive officers and not, to any substantial degree, by any other person with whom we have contracted. During our year ended December 31, 2006, we retained advisory services, in addition to other services, from MFC Merchant Bank in exchange for $75,000 per month for an initial term of twelve months, which was terminated on April 30, 2006. Details regarding the advisory services are set out under the heading "Certain Relationships and Related Transactions and Director Independence" commencing on page 49 of this annual report.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2006, there were no unexercised options or stock that had not vested in regards to our named executive officers, and there was no equity incentive plan awards for our named executive officers during the year ended December 31, 2006.

Stock Options

We established a 1996 Stock Option Plan, as amended, to provide for the issuance of stock options to acquire an aggregate of up to 1,500,000 shares of our common stock which plan was approved by our stockholders. During 2006, the 1996 Stock Option Plan automatically terminated following the expiration of its ten year term. Although the 1996 Stock Option Plan has terminated, the options issued under the plan continue to be exercisable in accordance with the terms upon which they were issued. As of March 9, 2007, there were 96,000 options outstanding that were issued under our former 1996 Stock Option Plan.

We established a Long Term Incentive and Share Award Plan in 2002, which permits the issuance of stock options to acquire an aggregate of up to 1,000,000 shares of our common stock. Stock options granted under the 2002 Share Award Plan are either incentive stock options or non-qualified stock options which are granted to our employees, officers, directors or consultants.

As at December 31, 2006, we had 772,500 options outstanding (96,000 granted under our former 1996 Stock Option Plan, 151,500 granted under our 2002 Share Award Plan and 525,000 options granted outside these plans) and 39,000 options available for future grants. During the year ended December 31, 2006, we did not grant any options to purchase shares of our common stock.

Options Grants in the Year Ended December 31, 2006

During the year ended December 31, 2006, no stock options were granted to the named executive officers.

Aggregated Options Exercised in the Year Ended December 31, 2006 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2006 and no stock options held by the named executive officers at the end of the year ended December 31, 2006.

Repricing of Options/SARS

We did not reprice any options previously granted to any named executive officers during the year ended December 31, 2006.

Director Compensation

The following table summarizes compensation paid to all of our directors during the year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Mirjana Lausevic- Zdravkovic	$30,081	Nil	Nil	N/A	N/A	Nil	$30,081
Andrew Hung	$6,250(1)	Nil	Nil	N/A	N/A	Nil	$6,250(1)
Jelena Djordjevic- Lausevic	$30,081	Nil	Nil	N/A	N/A	Nil	$30,081

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael J. Smith	Nil	Nil	Nil	N/A	N/A	Nil	Nil

(1)	Andrew Hung was appointed as a director of our company on December 4, 2006. All of our other directors served in such a capacity for the year ended December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of March 9, 2007 for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 9, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. As of March 9, 2007, we had 18,890,579 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mass Financial Corp. Palm Court, 28 Pine Road Belleville, St. Michael Barbados	5,224,144(2)	27.7%(2)
MFC Merchant Bank S.A. Kasernenstrasse 1 CH – 9100 Herisau Switzerland	Nil(2)	Nil(2)
Michael J. Smith 8th Floor, Dina House Ruttanjee Centre 11 Duddell Street Central, Hong Kong SAR China	5,224,144(2)(3)	27.7%(2)
Dr. Stefan Feuerstein Berlin Charlotten Str 59 Germany, D-1017	Nil	Nil%
Jelena Djordjevic-Lausevic III Bulevar 124, Beograd, Serbia, 11070	Nil	Nil%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mirjana Lausevic-Zdravkovic Cara Lazara 7, Belgrade, Serbia, 11000	Nil	Nil%
Andrew Hung c/o Unit 803, Dina House Ruttonjee Centre 11 Duddell Street Central, Hong Kong SAR China	Nil	Nil%
Lloyd Miller III 4550 Gordon Drive Naples, Florida 34012	1,993,900(4)	10.6%(4)

(1)	Based on 18,890,579 shares of our common stock outstanding on March 9, 2007.

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

(3)	Michael J. Smith is the President, Secretary and a director of Mass Financial. Michael J. Smith is also the Chairman of the Board of MFC Merchant Bank.

(4)	Lloyd Miller III disclaims beneficial ownership in 1,765,900 common shares.

Change of Control

At a special meeting of our shareholders on September 16, 2004, our shareholders granted MFC Merchant Bank the right to convert the remaining $18,425,000 of the credit facility into shares of our common stock. The rate of exchange for the purposes of calculating the number of shares of our common stock to be issued in regards to the conversion of the credit facility is determined by the following calculation: the amount of the credit facility to be converted divided by the ten day average of the closing price of our shares of common stock. If MFC Merchant Bank exercises its conversion rights under our credit facility, the event will result in a change of control of our company. Based on our ten-day average of the closing price of our common stocks of and including February 28, 2007, of $0.474, the $18,425,000 remainder of the credit facility may be converted into 38,871,308 shares of our common stock, or 67% of our outstanding stock as of such date. As a result, Mass Financial, who has contracted to own all of the shares of MFC Merchant Bank, would be the indirect beneficial owner of 44,095,452 shares of our common stock, or 76% of our outstanding common stock as of such date (assuming issuance of the 38,871,308 shares as of such date). The conversion of the remaining balance under the credit facility would significantly dilute our shareholders, result in a change of control of our company and would grant Mass Financial the power to unilaterally appoint the entire board of directors of our company without the support of any of our other shareholders.

Equity Plan Compensation Information

This information can be found under Item 5 - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Item 12.          Certain Relationships and Related Transactions and Director Independence.

Except as otherwise disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the year ended December 31, 2006, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

In order to provide a source of funding for the business activities, in April 2004, we entered into a five-year $20 million Revolving Credit Facility with MFC Merchant Bank which matures in March 2009. We have common directors with MFC Merchant Bank and its parent company, Mass Financial. The interest rate on all outstanding amounts under the facility is the one-month London Inter-Bank Offered Rate plus 3.5% . Additionally, we are required to pay an unused facility fee of 0.75% per year on the daily average of the unused amount of the commitment during the term which was $138,000 for the year ended December 31, 2006, of which $104,000 was payable as at December 31, 2006. We also agreed to pay MFC Merchant Bank an arrangement fee of $400,000, which was paid in full in May 2004 and is amortized over the useful life of the facility. The facility is secured by receivables and any current or future property assets. As at December 31, 2006, there is no amount outstanding under the facility. We may need additional funding in the future depending on the ultimate scope of the merchant banking activities

Under the term of the facility, MFC Merchant Bank may convert all amounts borrowed into shares of our common stock at a price equal to the ten-day trailing average of the closing price per share of our common stock immediately prior to conversion, subject to any regulation imposed by an exchange where our shares are listed. We reserved sufficient shares of common stock for this potential conversion.

During the year ended December 31, 2006, we deposited our cash and cash equivalents with MFC Merchant Bank. Interest income on the deposit was $44,000 for the year ended December 31, 2006. Such deposit amounted to $3.1 million as at December 31, 2006. We also had a management agreement with MFC Merchant Bank whereby we paid $75,000 per month as a management fee. We paid a total of $300,000 to MFC Merchant Bank under the management agreement until the agreement was terminated in 2006.

We sold $78.5 million, representing 78% of total sales, and paid a net marketing charge of $1.8 million to Mass Financial for the year ended December 31, 2006.

CORPORATE GOVERNANCE

We currently act with 4 directors, consisting of Michael J. Smith, Mirjana Lausevic-Zdravkovic, Andrew Hung and Jelena Djordjevic-Lausevic. We have determined that Mirjana Lausevic-Zdravkovic, Andrew Hung and Jelena Djordjevic-Lausevic are independent as defined by section 803 of the Amex Company Guide.

Audit Committee

Our audit committee consists of Mirjana Lausevic-Zdravkovic, Andrew Hung and Jelena Djordjevic-Lausevic, all of whom are non-employee directors of our company. All of the members of the audit committee are independent as defined by section 803 of the Amex Company Guide. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934 and operates under a formal charter adopted by our board of directors that governs our audit committee's duties and conduct. Our audit committee assists our board of directors in fulfilling its responsibilities relating to the quality and integrity of our financial statements, the financial reporting process, internal controls, risk management, as well as our accounting, legal and regulatory compliance. Our audit committee also has the responsibility and authority for the appointment, compensation, retention, evaluation, termination and oversight of our independent accountant, and pre-approval of audit and permissible non-audit services provided by our independent accountant.

Compensation Committee

The compensation committee consists of Mirjana Lausevic-Zdravkovic, Andrew Hung and Jelena Djordjevic-Lausevic, all of whom are non-employee directors of our company. All of the members of our compensation committee are independent as defined by section 803 of the Amex Company Guide. The purpose of our compensation committee is to oversee our company's compensation and benefit plans, including our incentive-compensation and equity-based plans. Our compensation committee also monitors and evaluates matters relating to the compensation and benefits structure of our company and takes other such actions within the scope of the compensation committee charter as our board of directors may assign to the compensation committee from time to time.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Mirjana Lausevic-Zdravkovic, Andrew Hung and Jelena Djordjevic-Lausevic, all of whom are non-employee directors of our company. All of the members of our nominating and corporate governance committee are independent as defined by section 803 of the Amex Company Guide. The nominating and corporate governance committee is responsible for, among other things, identifying individuals qualified to become directors of our board of directors or any of our committees, and to select, or to recommend that our board of directors select, such individuals as nominees for election to our board of directors. In addition, our nominating and corporate governance committee periodically evaluates the qualifications and independence of each director on our board of directors and our various committees. Finally, our nominating and corporate governance committee annually assesses the performance of our board of directors.

Currently, our nominating and corporate governance committee does not have any specific or minimum qualifications that our nominating and corporate governance committee believes must be met by a nominee for a position on our company's board of directors. Instead, our nominating and corporate governance charter empowers our committee to use their discretion on a case by case basis in considering a potential nominee based on the nominee's individual merits and the needs of our company at that particular time.

Our committee does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our nominating and corporate governance committee has determined that each of the independent directors who comprise the committee are in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the committee considers a nominee for a position on our board of directors.

Transactions with Independent Directors

Other than as set out below, none of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2006 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with section 803 of the Amex Company Guide.

During the year ended December 31, 2006, we paid $30,081 to each of Mirjana Lausevic-Zdravkovic and Jelena Djordjevic-Lausevic, and $6,250 to Andrew Hung in consideration for their services as directors of our company.

Item 13.          Exhibits.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

(3)(i)	Articles of Incorporation

3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981

3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987

3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990

3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997

3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	June 5, 1998

3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	June 5, 1998

3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	February 9, 1999

3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	January 10, 2000

3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	October 7, 2004

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date

3(ii)	By-laws

3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation		8-K	May 17, 2000

(10)	Material contracts

10.1	Credit Facility Agreement dated as of April 26, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		8-K	April 30, 2004

10.2	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		10-KSB	October 29, 2004

10.3	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Blake International Limited.		8-K	June 30, 2005

10.4	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

10.5	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Universal Metals Limited.		8-K	June 30, 2005

10.6	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

10.7	Lease Agreement dated September 18, 2002, between GSA Grundstqcksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH	X

10.8	Lease Agreement dated September 26, 2002, between GSA Grundstqcksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH	X

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

10.9	Purchase Option Agreement dated September 26, 2002, between GSA Grundstqcksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH	X

10.10	Agreement dated October 26, 2004, between GSA Grundstqcksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH	X

10.11	Service Agreement dated August 22, 2005, between our company and Stefan Feuerstein	X

10.12	Amendment to Service Agreement effective August 1, 2006, between our company and Stefan Feuerstein	X

(21)	Subsidiaries of registrant

21.1	Subsidiaries	X

(23)	Consents

23.1	Consent of RSM Hemmelrath GmbH	X

(31)	Section 302 Certifications

31.1	Chief Executive Officer and Chief Financial Officer	X

(32)	Section 906 Certifications

32.1	Chief Executive Officer and Chief Financial Officer	X

Item 14.          Principal Accountant Fees and Services.

Fees Paid to Independent Accountant

We retained RSM Hemmelrath GmbH to provide audit services during the year ended December 31, 2006. We formerly retained Peterson Sullivan PLLC to provide audit services and tax advice and planning during the five month transition period ended December 31, 2005.

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

The aggregate fees billed by RSM Hemmelrath GmbH for professional services rendered for the audit of our financial statements for the year ended December 31, 2006 were $21,536. The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our financial statements for the five month transition period ended December 31, 2005 were $151,742.

Audit Related Fees: We did not incur any audit related services during the year ended December 31, 2006 or for the five month transition period ended December 31, 2005.

Tax Fees: This consists largely of tax services provided in the United States. For the year ended December 31, 2006, we incurred and paid Peterson Sullivan PLLC $51,632 for tax compliance, tax advice and tax planning regarding United States tax matters. For the five month transition period ended December 31, 2005, we incurred and paid Peterson Sullivan PLLC an aggregate of $36,556 for tax compliance, tax advice and tax planning regarding United States tax matters.

All Other Fees: We did not incur any other fees, other than described above, during the year ended December 31, 2006, or the five month transition period ended December 31, 2005.

Our audit committee has adopted a policy governing the pre-approval by the audit committee of all services, audit and non-audit, to be provided to the corporation by our independent auditors. Under the policy, the audit committee has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the audit committee must be submitted to the audit committee by the independent auditors, and the independent auditors must advise the audit committee as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence. The audit committee may delegate either type of pre-approval authority to one or more of its members.

The audit committee has considered the nature and amount of the fees billed by RSM Hemmelrath GmbH and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of RSM Hemmelrath GmbH.

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

Date:    April 2nd, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Smith
Michael J. Smith	Chairman of the Board of Directors,	April 2nd, 2007
President, Chief Executive Officer, Chief
Financial Officer and Secretary
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Jelena Djordjevic-Lausevic
Jelena Djordjevic-Lausevic	Director	April 2, 2007

/s/ Mirjana Lausevic-Zdravkovic
Mirjana Lausevic-Zdravkovic	Director	April 2, 2007

/s/ Andrew Hung
Andrew Hung	Director	April 2, 2007