Form 10QSB
period 2007-03-31
CATHAY MERCHANT GROUP, INC.
filed 2007-05-15
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to _____

Commission File Number: 000-16283

CATHAY MERCHANT GROUP, INC.
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
[   ] YES [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as at May 8, 2007 was 18,890,579.

Transitional Small Business Disclosure Format (check one): [   ] YES [X] NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT - FORM 10-QSB
THREE MONTHS ENDED MARCH 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$4,392	$4,610
Restricted cash	73	73
Receivables	2,150	1,060
Due from affiliates	899	632
Inventories	14,909	15,212
Prepaid expenses and other	55	90
Total current assets	22,478	21,677
Non-current Assets:
Deferred credit facility costs	163	183
Property, plant and equipment	1,695	1,566
Purchase option agreements	16,421	16,204
Goodwill	3,243	3,243
Deferred tax benefits	822	811
Total non-current assets	22,344	22,007
Total assets	$44,822	$43,684

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,990	$13,694
Due to affiliates	7,475	9,248
Total current liabilities	23,465	22,942
Long-term Liabilities:
Debt	11,587	11,434
Other liabilities	20	26
Total long-term liabilities	11,607	11,460
Total liabilities	35,072	34,402
Stockholders' Equity:
Common stock	2,038	2,038
Additional paid-in capital	28,031	28,031
Accumulated deficit	(16,333)	(16,613)
Treasury stock, at cost	(5,313)	(5,313)
Cumulative translation adjustment	1,327	1,139
Total stockholders' equity	9,750	9,282
Total liabilities and stockholders' equity	$44,822	$43,684

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	March 31, 2007	March 31, 2006
	(UNAUDITED)
Product sales, net	$27,503	$20,912
Cost of goods sold	26,105	20,013
	1,398	899
General and administrative expenses	1,284	1,295
Operating income (loss)	114	(396)
Other income (expense):
Interest and financing charges, net	(84)	(185)
Miscellaneous	253	41
	169	(144)
Income (loss) before income tax	283	(540)
Income tax expenses	(3)	(4)
Net income (loss)	$280	$(544)
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	March 31, 2007	March 31, 2006
	(UNAUDITED)

Net income (loss)	$280	$(544)
Other comprehensive income, foreign currency translation
adjustment	188	344
Comprehensive income (loss)	$468	$(200)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
	(UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss)	$280	$(544)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	116	81
Foreign exchange	119	221
Changes in operating assets and liabilities:
Receivables	(1,055)	(38)
Due from affiliates	(256)	(204)
Inventories	497	157
Prepaid expenses and other current assets	37	(39)
Accounts payable and accrued expenses	2,078	(255)
Due to affiliates	(1,847)	1,733
Net cash provided by (used in) operating activities	(31)	1,112

INVESTING ACTIVITIES:
Purchase of fixed assets	(201)	(87)
Net cash used in investing activities	(201)	(87)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	32
Net cash provided by financing activities	-	32

Effects of foreign exchange on cash and cash equivalents	14	43
Changes in cash and cash equivalents	(218)	1,100
Cash and cash equivalents, beginning of period	4,610	3,843
Cash and cash equivalents, end of period	$4,392	$4,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The notes to these consolidated financial statements are presented United States Dollars, unless otherwise indicated. Euro is a legal tender used by the majority of the member states of the European Union. With the exception of per share amounts, amounts are presented in thousands.

Description of Business

          Cathay Merchant Group, Inc. (the “Company” or “Cathay”) is an aluminum manufacturing company.

          On June 30, 2005, the Company, acting through its wholly-owned subsidiary, Cathay Merchant Group Limited (“CMG”), acquired all of the shares of MAW Mansfelder Aluminiumwerk GmbH (“MAW” – formerly AWP Aluminium Walzprodukte GmbH) and AFM Aluminiumfolie Merseburg GmbH (“AFM”). MAW and AFM are incorporated under the laws of Germany.

Basis of Presentation

          The unaudited interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (which are of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for any subsequent period or the entire year.

2. EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per share is determined by dividing net income applicable to common shares by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is determined using the same method as basic earnings per share except that the weighted average number of common shares outstanding includes potential dilutive effect of stock options.

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
	(UNAUDITED)
Net income (loss), basic and diluted	$280	$(544)
Weighted-average shares, basic	18,891	18,834
Effect of dilutive securities	34	-
Weighted-average shares, diluted	18,925	18,834
Earnings (loss) per share, basic and diluted	$0.01	$(0.03)

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. INVENTORIES

          Inventories consist of raw materials, work-in-process, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first-out methods) or market and consist of the following at March 31, 2007:

Raw materials	$6,046
Work in progress	6,644
Finished goods	2,219
$14,909

4. BUSINESS SEGMENT INFORMATION

          During the three months ended March 31, 2007, the Company operated in one reportable business segment: manufacturing of aluminum products.

          The following tables disclose the Company’s sales by product types for the three months ended March 31, 2007:

THREE MONTHS ENDED
March 31, 2007
By product types

Sheets	$ 1,297
Strips	6,783
Blanks	4,478
Foils	11,164
Other	3,781
$ 27,503

          As of March 31, 2007, there was no material change in total assets from December 31, 2006.

5. RELATED PARTIES TRANSACTIONS

          During the three months ended March 31, 2007, the Company had the following transactions with MFC Merchant Bank S.A.(“MFC Bank”), MFC Commodities GmbH and its parent company Mass Financial Corp. (“Mass”).

a)      Deposited its cash and cash equivalents with MFC Bank. Interest income on the deposit was $21. Such deposit amounted to $3,158 as at March 31, 2007.

b)      Sold products $21,736 (representing 79% of total sales of products) and paid marketing fee of $617 to MFC Commodities GmbH.

c)      Accrued or Paid interest of $121 to Mass.

6. RECENT ACCOUNTING PRONOUNCEMENTS

          FASB Interpretation ("FIN") No. 48: Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation (1) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (2) provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management’s preliminary assessment does not indicate that this new standard has a significant impact on our financial position.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. SUBSEQUENT EVENTS

          In April 2007, the Company entered into amendment agreements with Grundstuckfonds Sachsen-Anhalt GmbH to extend the expiry date of both lease and purchase agreements to 2010.

          In May 2007, the Company and MFC Merchant Bank cancelled the credit facility and the fees for such facility were settled.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

          Our primary business involves the manufacturing of aluminium products. Our wholly-owned subsidiary, Cathay Merchant Group Ltd., a company incorporated under the laws of Samoa ("Cathay Ltd."), acquired all of the shares of AWP Aluminium Walzprodukte GmbH and AFM Aluminiumfolie Merseburg GmbH on June 30, 2005. The companies were acquired for a combined purchase price of $18.5 million (€15,300,000). AWP Aluminium Walzprodukte was based in Berlin, Germany, and operated an aluminium rolling mill through its wholly-owned subsidiary, MAW Mansfelder Aluminiumwerke GmbH. In 2006, AWP Aluminium Walzprodukte merged with and into MAW Mansfelder Aluminiumwerke, with MAW Mansfelder Aluminiumwerke continuing on as the surviving corporation. Its products include aluminium sheets, foils, strips and blanks for use by industrial and commercial fabricators of aluminium products. On the same date, we also acquired AFM Aluminiumfolie Merseburg, which operates an aluminium rolling mill factory in Merseburg, Germany and produces aluminium foil for flexible (food and beverage) packaging, pharmaceutical packaging and other technical applications.

          We hold property interests in certain land, buildings and capital property where the two aluminium mills are located pursuant to the terms of two lease agreements with Grundstuckfonds Sachsen-Anhalt GmbH, a company wholly-owned by the State of Saxony-Anhalt, Germany ("GSA").

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

          We, through Cathay Ltd., acquired all of the outstanding shares of AFM Aluminiumfolie Merseburg, pursuant to a share purchase agreement dated June 30, 2005, from an unrelated third party for a purchase price of $8.5 million (€7,020,000). We paid $4.8 million (€4,000,000) in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $3.7 million (€3,020,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Ltd. and is guaranteed by us.

          We acquired all of the outstanding shares of AWP Aluminium Walzprodukte pursuant to a share purchase agreement dated June 30, 2005, between Cathay Ltd. and Blake International, a former wholly-owned subsidiary of KHD Humboldt Wedag International Ltd., for a purchase price of $10.0 million (€8,280,000). We paid $4.8 million (€4,000,000) in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $5.2 million (€4,280,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Ltd. and is guaranteed by us. Blake International was a wholly-owned subsidiary of KHD Humboldt Wedag which, at the time of the transaction, was an affiliate and significant shareholder of our company.

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

          The majority of our products are sold to two subsidiaries of Mass Financial Corp., which provide marketing services and re-sell the products to end-user customers. Mass Financial currently holds 5,256,844, or 27.8%, of our common shares as of May 4, 2007.

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

          The following discussion and analysis of the results of operations and financial condition of our company for the three months ended March 31, 2007 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission.

Results of Operations – Three Months Ended March 31, 2007

          Net product sales for the three months ended March 31, 2007 were $27.5 million, compared to $20.9 million in the same period in 2006. Cost of goods sold for the three months ended March 31, 2007 were $26.1 million, compared to $20.0 million in the same period in 2006.

          All of our revenues during the quarter ended March 31, 2007 were generated by our two aluminum rolling mills.

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

          General and administrative expenses were $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

          We reported a net income of $0.3 million, or $0.01 per common share, for the three months ended March 31, 2007, compared to a net loss of $0.5 million, or $0.03 per common share, in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2007, the Company had a working capital deficiency of $0.1 million, compared to $1.3 million at December 31, 2006.

          We entered into a five-year $20 million revolving credit facility dated April 26, 2004 with MFC Merchant Bank, which is to mature in March 2009. In August 2004, MFC Merchant Bank converted $1,575,000 of the principal that we have drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. As of March 31, 2007, we have an unused portion of a credit facility of $18,425,000. We are required to pay interest on any outstanding principal amount that we have drawn down under the credit facility on the first banking day of each calendar month, at an annual rate of Libor (being the one month London Inter-Bank Offered Rate fixed daily by the British Bankers Association) plus 3.5%, based on a 360 day year. The credit facility is secured by a first fixed and specific charge and security interest on all of our property, assets and undertakings imposed under our promissory note in the aggregate principal amount of $20,000,000, and a floating charge on all of our company’s other property, assets and undertakings not specifically mortgaged and charged under the promissory note, including after-acquired assets or the proceeds of any and all assets. Our obligations under the credit facility are also secured by a pledge agreement in the aggregate principal amount of $20,000,000, pursuant to which we have pledged to MFC Merchant Bank all or our existing and future pecuniary claims against third parties. In May 2007, our company and MFC Merchant Bank cancelled the credit facility.

          As a result of our revenues from our aluminium rolling mills, we believe that we have sufficient working capital to meet operating expenses during the next twelve months. Currently, we are also seeking investments in or acquisitions of companies, technologies or products. We also intend to exercise our two purchase option agreements. The first option agreement is dated September 26, 2002 between AFM Aluminiumfolie Merseburg and GSA. Pursuant to the terms of the option agreement, we have the right to purchase certain lands, buildings and capital property located in the city of Merseburg, Germany at a price of $4.5 million (€3,400,000) until September 30, 2007. In April 2007, we entered into an amendment agreement with GSA to extend the expiry date to December 31, 2010. The second option agreement is dated October 26, 2004 between MAW Mansfelder Aluminiumwerk and GSA, whereby we have the right to purchase certain land, buildings and equipment located in the city of Httstedt, Germany, at a price of $4.0 million (€3,035,000) until July 31, 2009. In April 2007, we entered into an amendment agreement with GSA to extend the expiry date to July 31, 2010 and reduced the purchase price to $3.8 million (€2,844,000). We may need additional capital if we pursue such opportunities that we may identify through such activities. Should the need arise, we will consider financing alternatives, including the possibility of effecting private placements of our securities.

          There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments, or provide the capital needed for the acquired activities.

Operating Activities

          Operating activities used cash of $31,000 for the three months ended March 31, 2007, and provided cash of $1.1 million in the same period in 2006.

Investing Activities

          Investing activities used cash of $0.2 million for the three months ended March 31, 2007, compared to $87,000 in the same period in 2006.

Financing Activities

          Financing activities provided cash of $nil for the three months ended March 31, 2007, compared to $32,000 in the same period in 2006.

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

  Instead of withdrawing, the purchaser may keep the product and consider a reduction of the purchase price.

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

Impairment of Long-Lived Assets

          We periodically evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our management to make subjective judgments. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows.

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

          As of March 31, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

          There have been no significant changes in our internal controls over financial reporting that occurred during our most recent quarter that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

          In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of March 31, 2007.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.           OTHER INFORMATION.

          None.

ITEM 6.           EXHIBITS.

Exhibits Required by Item 601 of Regulation SB

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

(3)(i)	Articles of Incorporation

3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981

3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987

3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990

3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997

3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	June 5, 1998

3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	June 5, 1998

3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	February 9, 1999

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	January 10, 2000

3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	October 7, 2004

3(ii)	By-laws

3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation		8-K	May 17, 2000

(10)	Material contracts

10.1	Credit Facility Agreement dated as of April 26, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		8-K	April 30, 2004

10.2	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		10-KSB	October 29, 2004

10.3	Memorandum of Understanding dated January 28, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government of Hebei Province and Chuzhangdi Town Government.		10-KSB	October 31, 2005

10.4	Wind Park Project Land Use Rights Agreement dated February 23, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government.		10-KSB	October 31, 2005

10.5	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Blake International Limited.		8-K	June 30, 2005

10.6	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

10.7	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Universal Metals Limited.		8-K	June 30, 2005

10.8	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

10.9	Lease Agreement dated September 18, 2002, between GSA Grundstucksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH		10-KSB	April 2, 2007

10.10	Lease Agreement dated September 26, 2002, between GSA Grundstucksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH		10-KSB	April 2, 2007

10.11	Purchase Option Agreement dated September 26, 2002, between GSA Grundstucksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH		10-KSB	April 2, 2007

10.12	Agreement dated October 26, 2004, between GSA Grundstucksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH		10-KSB	April 2, 2007

10.13	Service Agreement dated August 22, 2005, between our company and Stefan Feuerstein		10-KSB	April 2, 2007

10.14	Amendment to Service Agreement effective August 1, 2006, between our company and Stefan Feuerstein		10-KSB	April 2, 2007

10.15*	Document of Notary dated March 19, 2007	X

10.16*	Amendment to Lease Agreement dated April 11, 2007	X

10.17*	Amendment to Lease Agreement dated April 11, 2007	X

10.18*	Amendment to Lease Agreement dated April 11, 2007	X

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

(31)	Section 302 Certifications

31.1	Chief Executive Officer and Chief Financial Officer	X

(32)	Section 906 Certifications

32.1	Chief Executive Officer and Chief Financial Officer	X

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007	CATHAY MERCHANT GROUP, INC.

	By:	/s/ Michael J. Smith
Michael J. Smith
Chief Executive Officer, President and
Chief Financial Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)