Form 10KSB/A
period 2006-12-31
CATHAY MERCHANT GROUP, INC.
filed 2007-06-25
CIK 352281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Yes ☒	No [	]

CW1227945.5

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

State issuer's revenues for the fiscal year. $100,162,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

11,672,535 common shares @ $0.50(1) = $5,836,268

(1) Closing price on March 9, 2007.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

18,890,579 common shares issued and outstanding as of March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [	] No ☒

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-KSB AND THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS AMENDED THE FILING TO INCLUDE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FIVE MONTHS ENDED DECEMBER 31, 2005, THE TWELVE MONTHS ENDED JULY 31, 2005 AND UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FIVE MONTHS ENDED DECEMBER 31, 2004. ADDITIONALLY, THE COMPANY HAS AMENDED THE FILING TO INCLUDE MANAGEMENT DISCUSSION AND ANALYSIS FOR THE FIVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE FIVE MONTHS ENDED DECEMBER 31, 2004 AND THE YEAR ENDED JULY 31, 2005.

CW1227945.5

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

Since our incorporation, we have been operating our business primarily through our subsidiaries. The names of our subsidiaries, their jurisdictions of organization and our percentage voting ownership of each are as follows:

Name of Subsidiary	Jurisdiction of Incorporation or Organization	Percentage Share Ownership as of December 31, 2006
Cathay Merchant Group Ltd.	Samoa	100%
MAW Mansfelder Aluminiumwerke GmbH	Germany	100%
AFM Aluminiumfolie Merseburg GmbH (1)	Germany	100%
(1)	Wholly-owned by Cathay Merchant Group Ltd.

HISTORY OF OUR BUSINESS

Needle-Free Business

From our incorporation until December, 2003, we invested in various medical device technologies. From January, 1999, until September, 2003, we, through our wholly-owned subsidiary, Equidyne Systems, Inc., primarily focused our efforts on the development and sale of patented, needle-free drug delivery systems, principally the reusable INJEX( System. In 2002, our executive management evaluated our technologies, markets and production capabilities and concluded that a change in our strategic focus was necessary as our production capabilities were not

CW1227945.5

cost effective, nor were sales and marketing programs generating satisfactory results. In September 2003, after our management made little progress in developing our needle-free business or pursuing diversification opportunities, our shareholders voted to replace our board of directors who, in turn, appointed a new executive management team. Pursuant to an asset purchase agreement dated December 8, 2003, between Equidyne Systems and HNS International, we sold all of our right, title and interest in and to our needle-free business to HNS International in consideration for the payment of $750,000.

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

CW1227945.5

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

The majority of our products are sold to two subsidiaries of Mass Financial Corp., which provide marketing services and re-sell the products to end-user customers. Mass Financial currently holds 5,224,144, or 27.7%, of our common shares as of March 9, 2007, and all of the shares of MFC Merchant Bank S.A. MFC Merchant Bank extended funds to our company under a credit facility as described under the heading "MFC Credit Facility" on page6.

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

CW1227945.5

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

CUSTOMERS

The majority of our products are sold to two subsidiaries of Mass Financial, which provide marketing services and re-sell the products to end-user customers. We provide products to a wide variety of customers in Europe, we have experienced consolidation trends among our customers. In the year ended December 31, 2006, AFM Aluminiumfolie Merseburg's seven largest end-user customers accounted for approximately 80% of its total sales

CW1227945.5

and operating revenues. To address consolidation trends, we intend to continue to focus our efforts at developing and maintaining close working relationships with our customers and end-users. The major end-user customers of AFM Aluminiumfolie Merseburg include customers in the flexible packaging industry.

The major end-user customers of MAW Mansfelder Aluminiumwerke include manufacturers in the automotive supply industry and the construction industry. MAW Mansfelder Aluminiumwerke's customer base consists of approximately 250 small and medium sized customers.

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

EMPLOYEES

As of March 9, 2007, we had 126 employees. Our mill in Hettstedt, Germany owned by MAW Mansfelder Aluminiumwerke had 70 employees and our mill in Merseburg, Germany had 56 employees. Out of our 126 employees, 70 of our employees were represented by a labour union as of March 9, 2007, and their employment conditions are governed by a collective bargaining agreement. The current agreement will expire on December 31, 2007. We believe that we have good labour relations and we have not experienced a significant labour stoppage at either of our two operations during the last 16 years.

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

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

CW1227945.5

Item 2.	Description of Property.

Principal Executive Office

Our principal business office is located in Central, Hong Kong, SAR, China. We believe that our existing facilities are adequate for our needs through the end of the year ending December 31, 2007. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

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

We are currently negotiating amendments to purchase both option agreements with the representatives of GSA. Final option price negotiations are being refined and, if adjusted, are expected to be adjusted in our company’s favour. We intend to exercise the options in the future.

Item 3.	Legal Proceedings.

As of March 9, 2007, we were not party to any pending legal proceedings and none of our directors, officers, affiliates or significant shareholders were party to any material legal proceedings which were adverse to us. In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters.

CW1227945.5

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

CW1227945.5

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

The following is a discussion and analysis of our results of operations and financial position for the audited consolidated year ended December 31, 2006, five months ended December 31, 2005, year ended July 31, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

CW1227945.5

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

Results of Operations – Five Month Transition Period Ended December 31, 2005 Compared to Five Month Comparative Period Ended December 31, 2004

Net product sales for the five month transition period ended December 31, 2005, were $32.6 million compared with $Nil for the comparative period ended December 31, 2004. The increase in sales was due to product sales from our two new subsidiaries which operate aluminum mills in Germany. The results of our two aluminum mills have been included in our 2005 consolidated financial statements.

Cost of sales for the five month transition period ended December 31, 2005 was $31.1 million compared to $Nil for the comparative period ended December 31, 2004. The increase in cost of sales was in line with the increase in sales.

General and administrative expenses were $1.4 million for the five month transition period ended December 31, 2005, compared to $0.7 million during the comparative period ended December 31, 2004. The results of our two aluminum mills have been included in our 2005 consolidated financial statements.

We incurred a net loss of $0.8 million for the five month transition period ended December 31, 2005, compared to $0.6 million during the comparative period ended December 31, 2004.

Results of Operations – Fiscal Year Ended July 31, 2005

Net product sales for the year ended July 31, 2005, were $5.7 million. The results of our two new subsidiaries have been included since June 30, 2005.

Cost of sales was $5.5 million for the fiscal year ended July 31, 2005. The results of our two new subsidiaries have been included since June 30, 2005.

General and administrative expenses were $3.3 million during fiscal 2005.

We recognized an income tax benefit of $2.4 million during fiscal 2005.

We incurred a net loss of $0.7 million in fiscal 2005.

CW1227945.5

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

Operating activities provided cash of $0.4 million for the five months ended December 31, 2005, and operating activities provided cash of $3.6 million for the comparative period ended December 31, 2004.

Operating activities provided cash of $0.7 million for the year ended July 31, 2005.

Investing Activities

Investing activities used cash of $0.7 million during the year ended December 31, 2006, compared to $8.5 million in the comparative period ended December 31, 2005. We used cash of $8.2 million to purchase two aluminium mills in 2005.

Investing activities used cash of $0.2 million for the five months ended December 31, 2005, and investing activities used cash of $72,000 for the comparative period ended December 31, 2004.

Investing activities used cash of $8.3 million for the year ended July 31, 2005.

CW1227945.5

Financing Activities

Financing activities used cash of $0.6 million during the year ended December 31, 2006, compared to Nil for the comparative period ended December 31, 2005. The increase in cash used in financing activities was primarily due to repayment of a promissory note and interest.

Financing activities provided cash of Nil for the five months ended December 31, 2005, and financing activities provided cash of $1.6 million for the comparative period ended December 31, 2004.

Financing activities provided cash of $1.6 million for the year ended July 31, 2005.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We are currently in the aluminium manufacturing and trading business and have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements commencing on page 36 of this annual report on Form 10-KSB.

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

Our return policy is governed by the provisions of the German Civil Code and the German Commercial Code. It stipulates that the seller has to transfer the product free from defects in materials and workmanship to the purchaser. To be deemed free from defects, the product has to be of the quality the two parties agreed on in their contract, when being transferred. If the product is not free from defects during the warranty period of two years, German law offers four possible claims to the purchaser:

•	Subsequent improvements or subsequent delivery to the choice of the purchaser. Other options for the purchaser only arise if the seller subsequently fails to perform his contractual duty.
•

After unsuccessfully requesting improvements of the product, the purchaser may withdraw from the contract, in which case a full cash refund is mandatory and the product has to be returned to the seller.

•	Instead of withdrawing, the purchaser may as well keep the product and consider a reduction of the purchase price.
•	The purchaser might claim compensation for the non-performance of the sale.

CW1227945.5

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

CW1227945.5

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

Financial Statements filed as part of this Annual Report on Form 10-KSB:

Report of Independent Registered Public Accounting Firm dated March 28, 2007;

Report of Independent Registered Public Accounting Firm dated March 3, 2006;

Consolidated Balance Sheet as at December 31, 2006;

Consolidated Statements of Operations for the years ended December 31, 2006, five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004;

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004;

Consolidated Statements of Changes in Stockholders' Equity;

Consolidated Statements of Cash Flows for the years ended December 31, 2006, five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004; and

Notes to Consolidated Financial Statements dated December 31, 2006.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

CW1227945.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	RSM Hemmelrath GmbH Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft Maximilianstraße 35 80539 München Tel. (+49-89) 2 16 36-0 Fax (+49-89) 2 16 36-1 33 www.rsmi.de

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

CW1227945.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Cathay Merchant Group, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows of Cathay Merchant Group, Inc. and Subsidiaries for the year ended July 31, 2005, and the five month period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Cathay Merchant Group, Inc. and Subsidiaries for the year ended July 31, 2005, and the five month period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington

March 3, 2006

CW1227945.5

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006

(Dollars in Thousands, Except Per Share Amounts)

ASSETS	2006
Current Assets
Cash and cash equivalents	$ 4,610
Restricted cash	73
Receivables	1,060
Due from affiliates	632
Inventories	15,212
Prepaid expenses and other	90
Total current assets	21,677

Non-current Assets
Deferred credit facility costs	183
Property, plant and equipment	1,566
Purchase option agreements	16,204
Goodwill	3,243
Deferred tax benefits	811
Total non-current assets	22,007
Total assets	$ 43,684

See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 13,694
Due to affiliates	9,248
Total current liabilities	22,942
Long-term Liabilities
Debt	11,434
Other liabilities	26
Total long-term liabilities	11,460
Total liabilities	34,402

Stockholders' Equity
Preferred stock - $0.01 par value per share; authorized - 1,000,000 shares;
issued and outstanding – none	-
Common stock, $0.10 par value per share; authorized - 35,000,000 shares;
issued and outstanding – 20,387,679	2,038
Additional paid-in capital	28,031
Accumulated deficit	(16,613)
Treasury stock, at cost (1,497,100 shares)	(5,313)
Cumulative translation adjustment	1,139
Total stockholders' equity	9,282
Total liabilities and stockholders' equity	$ 43,684

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Loss Per Share)

	Year ended December 31, 2006	Five months ended December 31, 2005	Year ended July 31, 2005	Five Months ended December 31, 2004 (Unaudited)
Product sales, net	$100,162	$32,560	$5,723	$-
Cost of goods sold	95,170	31,092	5,513	-
	4,992	1,468	210	-

General and administrative expenses	5,563	1,376	3,334	705

Operating loss	(371)	92	(3,124)	(705)

Other income (expense)
Interest and financing charges, net	(624)	(812)	(143)	117
Impairment of goodwill	(2,000)	-	-	-
Miscellaneous	438	(11)	95	-
	(2,186)	(823)	(48)	117

Loss before income tax	(2,557)	(731)	(3,172)	(588)

Income tax benefit (expense)	42	(87)	2,436	-

Net loss	$(2,515)	$(818)	$(736)	$(588)

Weighted average common shares outstanding, basic and diluted	18,877	18,797	18,596	18,319

Loss per common share, basic and diluted	$(0.13)	$(0.04)	$(0.04)	$(0.03)

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

	Year ended December 31, 2006	Five months ended December 31, 2005	Year ended July 31, 2005	Five months ended December 31, 2004 (unaudited)
Net loss	$(2,515)	$(818)	$(736)	$(588)
Other comprehensive income (loss), foreign currency translation adjustment	1,433	(330)	36	-

Comprehensive loss	$(1,082)	$(1,148)	$(700)	$(588)

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Common stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Shares	Cost	Cumulative Translation Adjustment	Total Stockholders' Equity
Balance at July 31, 2004	17,131,929	$ 1,713	$ 26,745	$ (12,544)	1,497,100	$ (5,313)	$ -	$ 10,601
Exercise of stock options	12,000	1	3	-	-	-	-	4
Conversion of a credit
facility into shares	3,150,000	315	1,260	-	-	-	-	1,575
Net loss	-	-	-	(736)	-	-	-	(736)
Unrealized translation gain for the year	-	-	-	-	-	-	36	36
Balance at July 31, 2005	20,293,929	2,029	28,008	(13,280)	1,497,100	(5,313)	36	11,480
Net loss	-	-	-	(818)	-	-	-	(818)
Unrealized translation loss for the period	-	-	-	-	-	-	(330)	(330)
Balance at December 31, 2005	20,293,929	2,029	28,008	(14,098)	1,497,100	(5,313)	(294)	10,332
Exercise of stock options	93,750	9	23	-	-	-	-	32
Net loss	-	-	-	(2,515)	-	-	-	(2,515)
Unrealized translation gain for the year	-	-	-	-	-	-	1,433	1,433
Balance at December 31, 2006	20,387,679	$ 2,038	$ 28,031	$ (16,613)	1,497,100	$ (5,313)	$ 1,139	$ 9,282

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year ended December 31, 2006	Five Months ended December 31, 2005	Year ended July 31, 2005	Five Months ended December 31, 2004 (unaudited)
Operating activities
Net Loss	$(2,515)	$(818)	$(736)	$(588)
Adjustments to reconcile net loss to net cash
Flows from operating activities
Depreciation and amortization	317	121	106	36
Goodwill impairment	2,000	-	-	-
Write-off of fixed assets	-	107	-	-
Foreign exchange	946	-	22	-
Accrued interest on promissory note	479	-	32	-
Income tax benefit	-	-	(2,436)	-
Changes in operating assets and liabilities
Receivables	162	(238)	(1)	-
Due from affiliates	(236)	1,382	(788)	-
Refundable income taxes	-	-	3,611	3,611
Inventories	(4,341)	(1,157)	653	-
Prepaid expenses and other current assets	(44)	143	(2)	156
Accounts payable and accrued expenses	(1,412)	(161)	(446)	50
Due to affiliates	6,537	1,060	702	310

Net cash provided by (used in) operating activities	1,893	439	717	3,575

Investing activities
Purchase of property and equipment	(655)	(237)	(110)	(72)
Purchase of subsidiaries, net of cash acquired	-	-	(8,200)	-

Net cash used in investing activities	(655)	(237)	(8,310)	(72)

Financing activities
Cash received for exercise of stock options	-	-	4	4
Increase in credit facility	-	-	1,575	1,575
Issuance of shares	32	-
Repayment of promissory note	(251)	-
Repayment of interest on promissory note	(392)	-

Net cash used in financing activities	(611)	-	1,579	1,579

See Notes to Consolidated Financial Statements

Effects of foreign exchange on cash or cash equivalent	140	(224)	-	-

Change in cash and cash equivalents	767	(22)	(6,014)	5,082

Cash and cash equivalents, beginning of year	3,843	3,865	9,879	9,879

Cash and cash equivalents, end of year	$4,610	$3,843	$3,865	$14,961

Supplemental cash flow information
Interest paid	$400	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1. Business Description and Summary of Significant Accounting Policies

The notes to these consolidated financial statements are presented in United States Dollars, unless otherwise indicated. With the exception of per share amounts, amounts are presented in thousands. Effective from December 31, 2005, the Company changed its accounting year end to December 31 from July 31. Accordingly, the audited comparative numbers for the year ended July 31, 2005, five months ended December 31, 2005 and the unaudited numbers for five months ended December 31, 2004 have been presented.

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

CW1227945.5

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

Raw materials	$ 5,764
Work in progress	5,945
Finished goods	3,503
$ 15,212

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

CW1227945.5

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is subject to fair value impairment tests, on at least an annual basis. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying value of the reporting unit with its fair value. If any potential impairment is identified, then the amount of the impairment is quantified by comparing the carrying value of goodwill to its fair value, based on the fair value of the assets and liabilities of the reporting unit. Any impairment of goodwill is charged to the results of operations in the period in which the impairment is determined. There was an impairment charge to goodwill of $2,000 during the year ended December 31, 2006. There was no impairment charge during five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004.

Deferred Credit Facility Costs

As noted in Note 7, during the fiscal year 2004, the Company paid MFC Merchant Bank S.A. ("MFC Merchant Bank") $400 as a credit facility arrangement fee which is being amortized over the life of a credit facility. Amortization expense amounted to $81, $34, $81 and $34 for the year ended December 31, 2006, for the five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively.

Revenue Recognition

Revenues from sales of aluminium products are recognized as agreed upon activities are performed with no substantial further involvement by the Company and collectibility is reasonably assured.

CW1227945.5

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for options and other stock-based compensation under the fair value method (as described in SFAS No. 123, "Accounting for Stock-Based Compensation").

There were no stock options granted during the year ended December 31, 2006, for the five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively.

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

Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the effect of dilutive potential common shares, if any, which consist principally of stock options and warrants. Dilutive securities were not included in the calculation of diluted weighted average shares for the year ended December 31, 2006, for the five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004 due to their anti-dilutive effect.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its self-sustaining foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are included in the equity section of the consolidated balance sheets. The translation adjustments do not recognize the effect of income tax because of the Company expects to reinvest the amounts indefinitely. Transaction net gain (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency amounting to $(913), $166, $63 and $1 in the years ended December 31, 2006, in the five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively. The amounts have been included in general and administrative expenses in the consolidated statements of operations.

Collective Bargaining Agreements

As of December 31, 2006, approximately 56% of the Company's employees are represented by a labor organization and their employment conditions are governed by a collective bargaining agreement. The current agreement will expire on December 31, 2007.

CW1227945.5

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

CW1227945.5

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

Note 2. Property, Plant and Equipment

	Cost	Accumulated Depreciation	Net Book Value

Manufacturing plant and equipment	$2,322	$883	$1,439
Office equipment	229	102	127
	$2,551	$985	$1,566
Of which, assets under capital leases	$143	$74	$69

Depreciation expense of property, plant and equipment amounting to $236, $14, $25 and $2 in year ended December 31, 2006, during five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively.

Note 3. Income Taxes

Significant components of the Company's deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carryforward
United States	$ 2,375
Germany	812
Deferred compensation	175
Other	(29)
Total deferred tax assets	3,333

Valuation allowance for deferred tax assets	(2,579)

Net deferred tax assets	$ 754

CW1227945.5

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
	$9,404

A reconciliation of income taxes computed at the federal statutory rates to the income tax benefit in the consolidated financial statements is as follows:

	Year ended December 31, 2006		Five months ended December 31, 2005		Year ended July 31, 2005		Five months ended December 31, 204
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Benefit at federal statutory rates	$895	35%	$286	35%	$(1,110)	35%	$206	35%
Recovery of State income tax expense, net	-	-	-	-	(1,584)	50	-	-
Change in valuation allowance	(262)	(41)	(251)	(31)	281	(9)	(206)	(35)
Permanent differences	(591)	13	(35)	(4)	62	(2)	-	-
Provision for German taxes	-	-	(87)	(12)	(85)	2	-	-
	$42	7%	$(87)	(12)%	$(2,436)	76%	$-	-%

Composed of:
Current
Federal income tax expenses	$(15)	$(87)	$-	$-
State income tax benefit	-	-	2,436	-
	(15)	(87)	2,436	-
Deferred
Federal income tax benefit	57	-	-	-
	$42	$(87)	$2,436	$-

CW1227945.5

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

CW1227945.5

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

Option activity for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price per share

Outstanding at August 1, 2004	1,371	$1.11
Granted	-	-
Expired or cancelled	(271)	2.07
Exercised	(12)	0.47

Outstanding at July 31, 2005	1,088	$0.87
Granted	-	-
Expired or cancelled	-	-
Exercised	-	-

Outstanding at December 31, 2005	1,088	$0.87
Granted	-	-
Expired or cancelled	(221)	1.62
Exercised	(94)	0.34

Outstanding at December 31, 2006	773	$0.72

Exercisable at end of period	773	$0.72

Available for future grants	39

Weighted average fair value of options granted during year		None granted

CW1227945.5

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 5. Stockholders' Equity (continued)

The following table presents weighted average price and life information about significant option grants outstanding at December 31, 2006:

Range of Exercisable Prices per share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per share

$0.31 - $0.50	247	6.24	$0.40
$0.78 - $1.00	526	4.99	$0.87

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

Note 7. Related Party Transactions

In order to provide a source of funding for the business activities, in April 2004, the Company entered into a five-year $20 million Revolving Credit Facility (the "Facility") with MFC Merchant Bank which matures in March 2009. The Company has common directors with MFC Merchant Bank and Mass. The interest rate on all outstanding amounts under the Facility is the one-month London Inter-Bank Offered Rate plus 3.5%. Additionally, the Company is required to pay an unused Facility fee of 0.75% per year on the daily average of the unused amount of the commitment during the term which was $138, $58, $139 and $58 for the year ended December 31, 2006, for five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively. The Company had a payable of $104 unused Facility Fee as of December 31, 2006. The Company also agreed to pay MFC Merchant Bank an arrangement fee of $400, which was paid in full in May 2004 and is amortized over the useful life of the Facility. The Facility is secured by receivables and any current or future property assets. As at December 31, 2006, there is no amount outstanding under the Facility. The Company may need additional funding in the future depending on the ultimate scope of the merchant banking activities.

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

CW1227945.5

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 7. Related Party Transactions (continued)

During the year ended December 31, 2006, the Company deposited its cash and cash equivalents with MFC Merchant Bank. Interest income on the deposit was $44, $3, $23 and $7 for the year ended December 31, 2006, five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively. Such deposit amounted to $3,066 as at December 31, 2006. The Company also has a management agreement with MFC Merchant Bank whereby the Company pays $75 per month as a management fee. The expense recognized in these consolidated financial statements was $300, $375, $900 and $375 for the year ended December 31, 2006, five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively. The agreement was terminated in 2006.

In the normal course of commodities trading transactions, the Company sold $78,508, representing 78% of total sales, $24,260, representing 75% of total sales, $5,234, representing 91% of total sales and $Nil for the year ended December 31, 2006, five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively, and paid a net marketing charge of $1,820, $505, $106 and $Nil to Mass for the year ended December 31, 2006, five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively. During the year ended July 31, 2005, the Company also paid a success fee of $1,331 to Mass for certain successful projects. Our products are highly homogeneous and are demanded globally. The Company believes the customer base can be diversified easily without affecting our gross margin.

Note 8. Business Segment Information

The Company operates in one reportable business segment: manufacturing and trading of aluminium products. All revenues were derived from this single business segment in 2006.

During the year ended December 31, 2006, all revenues were derived from Europe.

The following tables disclose the Company's sales by product types:

	Year Ended December 31,	Five Months Ended December 31,	Year Ended July 31,	Five Months Ended December 31,
By product types	2006	2005	2005	2004

Sheets	$6,485	$3,288	$743	$-
Strips	25,971	6,904	1,152	-
Blanks	15,479	5,063	982	-
Foils	44,005	16,817	2,816	-
Other	8,222	488	30	-
	$100,162	$32,560	$5,723	$-

As of December 31, 2006, the long-lived assets, including property, plant and equipment, purchase option agreements and goodwill, aggregated $21,013 and were located in Europe.

CW1227945.5

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
$1,929

Rent expense was $612, $253, $43 and $14 for the year ended December 31, 2006, for the five months ended December 31, 2005, year ended July 31, 2005 and five months ended December 31, 2004, respectively.

Litigation

The Company and its subsidiaries are subject to litigation in the normal course of business. There was no litigation as at December 31, 2006.

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Michael J. Smith President, Chief Executive Officer, Chief Financial Officer and Secretary	2006 2005(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Stefan Feuerstein(2) Chief Operating Officer	2006	$240,773	Nil	Nil	Nil	Nil	Nil	Nil	$240,773
(1)	Five month transition period ended December 31, 2005.
(2)	Dr. Stefan Feuerstein was appointed Chief Operating Officer in November 2005.

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

Our management functions are performed by our directors and executive officers and not, to any substantial degree, by any other person with whom we have contracted. During our year ended December 31, 2006, we retained advisory services, in addition to other services, from MFC Merchant Bank in exchange for $75,000 per month for an initial term of twelve months, which was terminated on April 30, 2006. Details regarding the advisory services are set out under the heading "Certain Relationships and Related Transactions and Director Independence" commencing on page 66 of this annual report.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2006, there were no unexercised options or stock that had not vested in regards to our named executive officers, and there was no equity incentive plan awards for our named executive officers during the year ended December 31, 2006.

CW1227945.5

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

Repricing of Options/SARS

We did not reprice any options previously granted to any named executive officers during the year ended December 31, 2006.

Director Compensation

The following table summarizes compensation paid to all of our directors during the year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Mirjana Lausevic-Zdravkovic	$30,081	Nil	Nil	N/A	N/A	Nil	$30,081
Andrew Hung	$6,250(1)	Nil	Nil	N/A	N/A	Nil	$6,250(1)
Jelena Djordjevic-Lausevic	$30,081	Nil	Nil	N/A	N/A	Nil	$30,081
Michael J. Smith	Nil	Nil	Nil	N/A	N/A	Nil	Nil

(1)	Andrew Hung was appointed as a director of our company on December 4, 2006. All of our other directors served in such a capacity for the year ended December 31, 2006.

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

CW1227945.5

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

Item 13.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date
(3)(i)	Articles of Incorporation
3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981
3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987
3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990
3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997

CW1227945.5

3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation	8-K	June 5, 1998
3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation	8-K	June 5, 1998
3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation	8-K	February 9, 1999
3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation	8-K	January 10, 2000
3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation	8-K	October 7, 2004
3(ii)	By-laws
3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation	8-K	May 17, 2000
(10)	Material contracts
10.1	Credit Facility Agreement dated as of April 26, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.	8-K	April 30, 2004
10.2	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.	10-KSB	October 29, 2004
10.3	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Blake International Limited.	8-K	June 30, 2005
10.4	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.	8-K	June 30, 2005

CW1227945.5

10.5	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Universal Metals Limited.		8-K	June 30, 2005
10.6	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005
10.7	Lease Agreement dated September 18, 2002, between GSA Grundstücksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH		Form 10-KSB	April 2, 2007
10.8	Lease Agreement dated September 26, 2002, between GSA Grundstücksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH		Form 10-KSB	April 2, 2007
10.9	Purchase Option Agreement dated September 26, 2002, between GSA Grundstücksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH		Form 10-KSB	April 2, 2007
10.10	Agreement dated October 26, 2004, between GSA Grundstücksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH		Form 10-KSB	April 2, 2007
10.11	Service Agreement dated August 22, 2005, between our company and Stefan Feuerstein		Form 10-KSB	April 2, 2007
10.12	Amendment to Service Agreement effective August 1, 2006, between our company and Stefan Feuerstein		Form 10-KSB	April 2, 2007
(21)	Subsidiaries of registrant
21.1	Subsidiaries	X
(23)	Consents
23.1	Consent of RSM Hemmelrath GmbH	X
23.2	Consent of Peterson Sullivan PLLC	X
(31)	Section 302 Certifications

CW1227945.5

31.1	Chief Executive Officer and Chief Financial Officer	X
(32)	Section 906 Certifications
32.1	Chief Executive Officer and Chief Financial Officer	X
Item 14.	Principal Accountant Fees and Services.

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

The aggregate fees billed by RSM Hemmelrath GmbH for professional services rendered for the audit of our financial statements for the year ended December 31, 2006 were $21,536. The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our financial statements for the five month transition period ended December 31, 2005 were $47,159.

Audit Related Fees: We did not incur any audit related services during the year ended December 31, 2006 or for the five month transition period ended December 31, 2005.

Tax Fees: This consists largely of tax services provided in the United States. For the year ended December 31, 2006, we incurred and paid Peterson Sullivan PLLC $51,632 for tax compliance, tax advice and tax planning regarding United States tax matters. For the five month transition period ended December 31, 2005, we incurred and paid Peterson Sullivan PLLC an aggregate of $55,562 for tax compliance, tax advice and tax planning regarding United States tax matters.

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

CW1227945.5

CW1227945.5

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

Date: June 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Smith
Michael J. Smith

Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Secretary

(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

June 25, 2007

/s/ Jelena Djordjevic-Lausevic
Jelena Djordjevic-Lausevic	Director	June 25, 2007

/s/ Mirjana Lausevic-Zdravkovic
Mirjana Lausevic-Zdravkovic	Director	June 25, 2007

/s/ Andrew Hung
Andrew Hung	Director	June 25, 2007