Form 10QSB
period 2007-06-30
CATHAY MERCHANT GROUP, INC.
filed 2007-08-14
CIK 352281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Role 12b-2 of the Exchange Act).

[ ] YES	☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as at August 6, 2007 was 18,890,579.

Transitional Small Business Disclosure Format (check one): ☐ YES ☒ NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT - FORM 10-QSB

THREE MONTHS ENDED JUNE 30, 2007

Forward Looking Statements

Certain statements contained in this quarterly report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe", "anticipate", "should", "intend", "plan", "expect", "estimate", "project", "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies and execute such business strategies. These statements are based upon assumptions and assessments made by our management in light of their experiences and their perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, our company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	JUNE 30, 2007	DECEMBER 31, 2006
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,998	$ 4,610
Restricted cash	71	73
Marketable securities	3,188	-
Receivables	1,904	1,060
Due from affiliates	1,509	632
Inventories	12,834	15,212
Prepaid expenses and other	49	90
Total current assets	21,553	21,677
Non-current Assets:
Deferred credit facility costs	-	183
Property, plant and equipment	1,619	1,566
Purchase option agreements	16,601	16,204
Goodwill	3,243	3,243
Deferred tax benefits	623	811
Total non-current assets	22,086	22,007
Total assets	$ 43,639	$ 43,684

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 19,969	$ 13,694
Due to affiliates	2,130	9,248
Total current liabilities	22,099	22,942
Long-term Liabilities:
Debt	11,713	11,434
Other liabilities	14	26
Total long-term liabilities	11,727	11,460
Total liabilities	33,826	34,402
Stockholders' Equity:
Common stock	2,038	2,038
Additional paid-in capital	28,031	28,031
Accumulated deficit	(16,426)	(16,613)
Treasury stock, at cost	(5,313)	(5,313)
Accumulated other comprehensive income	1,483	1,139
Total stockholders' equity	9,813	9,282
Total liabilities and stockholders' equity	$ 43,639	$ 43,684

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(UNAUDITED)
Product sales, net	$ 56,951	$ 45,590
Cost of goods sold	53,671	43,554
	3,280	2,036
General and administrative expenses	2,909	2,792
Depreciation and amortization	16	13
Operating income (loss)	355	(769)
Other income (expense):
Interest and financing charges, net	(366)	(317)
Miscellaneous	407	98
	41	(219)
Income (loss) before income tax	396	(988)
Income tax - current	(3)	(10)
Income tax – deferred	(206)	-
Net income (loss)	$ 187	$ (998)
Earning (loss) per common share, basic and diluted	$ 0.01	$ (0.05)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED JUNE 30,
	2007	2006
	(UNAUDITED)
Product sales, net	$ 29,448	$ 24,678
Cost of goods sold	27,566	23,541
	1,882	1,137
General and administrative expenses	1,633	1,372
Depreciation and amortization	8	7
Operating income (loss)	241	(242)
Other income (expense):
Interest and financing charges, net	(282)	(263)
Miscellaneous	154	57
	(128)	(206)
Income (loss) before income tax	113	(448)
Income tax – current	-	(6)
Income tax – deferred	(206)	-
Net loss	$ (93)	$ (454)
Net loss per common share, basic and diluted	$ 0.00	$ (0.02)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(UNAUDITED)
Net income (loss)	$ 187	$ (998)
Other comprehensive income, foreign currency translation adjustment	344	1,077
Comprehensive income	$ 531	$ 79

See accompanying notes.

6

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,
	2007	2006
	(UNAUDITED)
Net loss	$ (93)	$ (454)
Other comprehensive income, foreign currency translation adjustment	156	733
Comprehensive income	$ 63	$ 279

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss)	$187	$(998)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	382	170
Unrealized gain on marketable securities	(31)	-
Foreign exchange	225	669
Changes in operating assets and liabilities:
Restricted cash	2	-
Receivables	(805)	(841)
Due from affiliates	(860)	(855)
Inventories	2,705	(367)
Prepaid expenses and other current assets	43	(2)
Deferred tax	208	-
Accounts payable and accrued expenses	5,682	(2,861)
Due to affiliates	(7,189)	5,766
Net cash provided by operating activities	549	681

INVESTING ACTIVITIES:
Purchase of marketable securities	(3,157)	-
Purchase of fixed assets	(211)	(175)
Net cash used in investing activities	(3,368)	(175)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	32
Investment subsidies and grants	170	3
Net cash provided by financing activities	170	35

Effects of foreign exchange on cash and cash equivalents	37	88
Changes in cash and cash equivalents	(2,612)	629
Cash and cash equivalents, beginning of period	4,610	3,843
Cash and cash equivalents, end of period	$1,998	$4,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$--	$--
Interest expenses paid	$--	$--

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The notes to these consolidated financial statements are presented in United States Dollars (unless otherwise indicated), as rounded to the nearest thousands (except per share amounts).

Description of Business

Cathay Merchant Group, Inc. (the “Company” or “Cathay) is primarily an aluminium manufacturing company.

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

Basic earnings (loss) per share is determined by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is determined using the same method as basic earnings per share except that the weighted average number of common shares outstanding includes potential dilutive effect of stock options.

The following table sets forth the computation of basic and diluted loss per share:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)
Net income (loss)	$187	$(998)	$(93)	$(454)
Weighted-average shares	18,954	18,862	18,920	18,891
Earnings (loss) per share, basic and diluted	$0.01	$(0.05)	$0.00	$(0.02)

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. MARKETABLE SECURITIES

Marketable Securities consists of highly liquid investment funds.

4. INVENTORIES

Inventories consist of raw materials, work-in-process, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first out methods) or market and consist of the following at June 30, 2007:

Raw materials	$3,867
Work in progress	7,060
Finished goods	1,907
$12,834

5. BUSINESS SEGMENT INFORMATION

During the six and three months ended June 30, 2007, the Company operated in one reportable business segment: manufacturing and trading of aluminium products, and all sales revenues were derived from Europe.

The following tables disclose the Company’s sales by product types for the six and three months ended June 30, 2007 and 2006:

As of June 30, 2007, there was no material change in total assets from December 31, 2006.

6. RELATED PARTIES TRANSACTIONS

During the six months ended June 30, 2007, the Company had the following transactions with MFC Corporate Services AG, formerly MFC Merchant Bank S.A., (“MFC Bank”), MFC Commodities GmbH and its parent company Mass Financial Corp. (“Mass”).

a)	Interest income from MFC Bank on the deposit was $25.
b)	Sold $45,037 (representing 79% of total sales of products) and paid a fee of $1,323 to MFC Commodities GmbH.
c)	Accrued or paid interest of $246 to Mass.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken an a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. RECENT ACCOUNTING PRONOUNCEMENTS (continued...)

The Company adopted the provisions of FIN 48 on January 1, 2007 and the implementation of FIN 48 does not have any impact on the Company’s financial statements.

The Company recognizes interest and penalties related to an underpayment of income taxes, if any, in interest expense. During the six months ended June 30, 2007, the Company did not recognize any penalties and interest.

The Company and/or one or more of its subsidiaries file income tax returns in the United States and Germany.

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

Total combined production from the two mills during the year ended December 31, 2006 was 28,892 metric tonnes of finished products. The maximum total combined annual production from the two mills is 40,000 metric tonnes. The principal market for all of our aluminium products is primarily Europe.

We, through Cathay Ltd., acquired all of the outstanding shares of AFM Aluminiumfolie Merseburg, pursuant to a share purchase agreement dated June 30, 2005, from an unrelated third party for a purchase price of $8.5 million. We paid $4.8 million in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $3.7 million (€3,020,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Ltd. and is guaranteed by us.

We acquired all of the outstanding shares of AWP Aluminium Walzprodukte pursuant to a share purchase agreement dated June 30, 2005, between Cathay Ltd. and Blake International, a former wholly-owned subsidiary of KHD Humboldt Wedag International Ltd., for a purchase price of $10.0 million. We paid $4.8 million in cash at closing on June 30, 2005 and the balance of the purchase price is evidenced by an unsecured promissory note in the principal amount of $5.2 million (€4,280,000), maturing on June 30, 2008. The note bears interest at the rate of 4.2% per annum, payable annually, and calculated on the basis of the actual number of days elapsed and on the basis of a 365-day year. The note was issued by Cathay Ltd. and is guaranteed by us. KHD Humboldt Wedag was an affiliate and significant shareholder of our company at the time of the transaction.

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

The majority of our products are sold to two subsidiaries of Mass Financial Corp., which provide services and re-sell the products to end-user customers. Mass Financial currently holds 5,256,844, or 27.8%, of our common shares as of August 6, 2007.

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

The following discussion and analysis of the results of operations and financial condition of our company for the three months ended June 30, 2007 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission.

Results Of Operations – Six Months Ended June 30, 2007

Net product sales for the six months ended June 30, 2007 were $57.0 million, compared to $45.6 million in the same period in 2006. The product sales were from our two aluminium mills which were acquired on June 30, 2005. Cost of goods for the six months ended June 30, 2007 were $53.7 million, compared to $43.6 million in the same period in 2006.

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

General and administrative expenses for the six months ended June 30, 2007 were $2.9 million, compared to $2.8 million in the same period in 2006.

In July 2007, the German tax authority announced a change of the Corporation tax rate, effective January 1, 2008, whereby the tax rate will be reduced from 25% to 15%. As a result, we have reduced our deferred tax assets by $206,000 to reflect this change.

We reported a net income of $0.2 million, or $0.01 per common share, for the six months ended June 30, 2007, compared to a net loss of $1.0 million, or $0.05 per common share, in the same period in 2006.

Results of Operations – Three Months Ended June 30, 2007

Net product sales for the three months ended June 30, 2007 were $29.4 million, compared to $24.7 million in the same period in 2006. Cost of goods sold for the three months ended June 30, 2007 were $27.6 million, compared to $23.5 million in the same period in 2006.

All of our revenues during the quarter ended June 30, 2007 were generated by our two aluminium rolling mills.

General and administrative expenses were $1.6 million for the three months ended June 30, 2007, compared to $1.4 million in the same period ended June 30, 2006.

In July 2007, the German tax authority announced a change of the Corporation tax rate, effective January 1, 2008, whereby the tax rate will be reduced from 25% to 15%. As a result, we have reduced our deferred tax assets by $206,000 to reflect this change.

We reported a net loss of $93,000, or $0.00 per common share, for the three months ended June 30, 2007, compared to a net loss of $0.5 million, or $0.02 per common share, in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had a working capital deficiency of $0.5 million, compared to a working capital deficiency of $1.3 million at December 31, 2006.

In 2004, we entered into a five-year $20 million revolving credit facility with MFC Corporate Services AG, formerly known as MFC Merchant Bank S.A., which was to mature in March 2009. In August 2004, MFC Corporate Services converted $1,575,000 of the principal that we had drawn under the credit facility into 3,150,000 shares of our common stock at the exercise price of $0.50 per share. In May 2007, our company and MFC Corporate Services cancelled the credit facility.

As a result of our revenues from our aluminium rolling mills, we believe that we have sufficient working capital to meet operating expenses during the next twelve months. Currently, we are also seeking investments in or acquisitions of companies, technologies or products. We also intend to exercise our two purchase option agreements. The first option agreement is dated September 26, 2002 between AFM Aluminiumfolie Merseburg and GSA. Pursuant to the terms of the option agreement, we have the right to purchase certain lands, buildings and capital property located in the city of Merseburg, Germany at a price of $4.5 million (€3,400,000) until September 30, 2007. In April 2007, we entered into an amendment agreement with GSA to extend the expiry date to December 31, 2010. The second option agreement is dated October 26, 2004 between MAW Mansfelder Aluminiumwerk and GSA, whereby we have the right to purchase certain land, buildings and equipment located in the city of Hettstedt, Germany, at a price of $4.0 million (€3,035,000) until July 31, 2009. In June 2007, we entered into an amendment agreement with GSA to extend the expiry date to December 31, 2010 and reduced the purchase price to $3.8 million (€2,844,000). We may need additional capital if we pursue such opportunities that we may identify through such activities. Should the need arise, we will consider financing alternatives, including the possibility of effecting private placements of our securities.

There is no assurance that management will find suitable opportunities or effect the necessary financial arrangements for such investments, or provide the capital needed for the acquired activities.

Operating Activities

Operating activities provided cash of $0.7 million for the six months ended June 30, 2007 and 2006.

Investing Activities

Investing activities used cash of $3.4 million for the six months ended June 30, 2007, compared to $0.2 million in the same period ended 2006. We used cash of $3.2 million to purchase marketable securities for the six months ended June 30, 2007.

Financing Activities

Financing activities provided cash of $nil for the six months ended June 30, 2007, compared to $32,000 in the same period ended 2006.

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

Revenue Recognition

Our primary business is aluminium manufacturing and trading and our revenue primarily comes from the sale of aluminium products produced and sold. We receive orders from customers, process and convert the raw materials into finished goods, and ship the finished goods at the instructions of our customers. It is a simple manufacturing and trading process. The revenue is recognized when the finished goods are delivered, the terms of the sales are known and complied with and no significant obligations remain. Management believes that the risk of misstating the revenue is very remote and the only major misstatement, if any, comes from the period-end cut-off.

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

•	Instead of withdrawing, the purchaser may keep the product and consider a reduction of the purchase price.
•	The purchaser might claim compensation for the non-performance of the sale.

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

As of June 30, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent quarter that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of June 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual general meeting of shareholders on May 25, 2007. There were 18,890,579 common shares of our company entitled to vote at the meeting, of which a total of 6,928,386 (34.0%) were represented at the meeting either in person or by proxy.

1.

Proposal to ratify the appointment of Michael Smith, Jelena Djordjevic-Lausevic, Mirjana Lausevic-Zdravkovic and Silke Brossmann as directors for the five month transition year ended December 31, 2005.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Michael Smith	6,847,186	81,200
Jelena Djordjevic-Lausevic	6,846,436	81,950
Mirjana Lausevic-Zdravkovic	6,846,436	81,950
Silke Brossmann	6,846,436	81,950

2.	Proposal to ratify the appointment of Michael Smith, Jelena Djordjevic-Lausevic, Mirjana Lausevic-Zdravkovic and Silke Brossmann as directors for the year ended December 31, 2006.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Michael Smith	6,847,186	81,200
Jelena Djordjevic-Lausevic	6,846,436	81,950
Mirjana Lausevic-Zdravkovic	6,846,436	81,950
Silke Brossmann	6,846,436	81,950

3.	Proposal to elect Michael Smith, Jelena Djordjevic-Lausevic, Mirjana Lausevic-Zdravkovic and Andrew Hung as directors for the year ending December 31, 2007.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Michael Smith	6,847,186	81,200
Jelena Djordjevic-Lausevic	6,846,436	81,950
Mirjana Lausevic-Zdravkovic	6,846,436	81,950
Andrew Hung	6,846,436	81,950

4.	Proposal to ratify the appointment of Peterson Sullivan PLLC as independent accountants for the five month transition year ended December 31, 2005.

VOTES FOR	VOTES AGAINST	ABSTENTIONS

4,856,736	77,750	1,993,900

5.	Proposal to ratify the appointment of RSM Hemmelrath GmbH as independent accountants for the year ended December 31, 2006.

VOTES FOR	VOTES AGAINST	ABSTENTIONS

4,857,486	77,000	1,993,900

6.

Proposal to ratify the appointment of RSM Hemmelrath GmbH as independent accountants for the year ending December 31, 2007 and to authorize the board of directors of our company to fix the remuneration payable to the independent accountants.

VOTES FOR	VOTES AGAINST	ABSTENTIONS

4,857,486	77,000	1,993,900

None.

ITEM 5.	OTHER INFORMATION.
ITEM 6.	EXHIBITS.

Exhibits Required by Item 601 of Regulation SB

Exhibit Number	Exhibit Title	Filed Herewith	Form	Filing Date
(3)(i)	Articles of Incorporation
3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981
3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987
3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990
3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997
3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	June 5, 1998
3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	June 5, 1998

3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation	8-K	February 9, 1999
3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation	8-K	January 10, 2000
3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation	8-K	October 7, 2004
3(ii)	By-laws
3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation	8-K	May 17, 2000
(10)	Material contracts
10.1	Credit Facility Agreement dated as of April 26, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.	8-K	April 30, 2004
10.2	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.	10-KSB	October 29, 2004
10.3	Memorandum of Understanding dated January 28, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government of Hebei Province and Chuzhangdi Town Government.	10-KSB	October 31, 2005
10.4	Wind Park Project Land Use Rights Agreement dated February 23, 2005, between Cathay Merchant Group (Shanghai) Wind Energy Co., Ltd. and Kangbao County Government.	10-KSB	October 31, 2005
10.5	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Blake International Limited.	8-K	June 30, 2005
10.6	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.	8-K	June 30, 2005

10.7	Share Purchase Agreement dated June 30, 2005, between Cathay Merchant Group Limited and Universal Metals Limited.	8-K	June 30, 2005
10.8	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.	8-K	June 30, 2005
10.9	Lease Agreement dated September 18, 2002, between GSA Grundstűcksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH	10-KSB	April 2, 2007
10.10	Lease Agreement dated September 26, 2002, between GSA Grundstűcksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH	10-KSB	April 2, 2007
10.11	Purchase Option Agreement dated September 26, 2002, between GSA Grundstűcksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH	10-KSB	April 2, 2007
10.12	Agreement dated October 26, 2004, between GSA Grundstűcksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH	10-KSB	April 2, 2007
10.13	Service Agreement dated August 22, 2005, between our company and Stefan Feuerstein	10-KSB	April 2, 2007
10.14	Amendment to Service Agreement effective August 1, 2006, between our company and Stefan Feuerstein	10-KSB	April 2, 2007
10.15	Document of Notary dated March 19, 2007	10-QSB	May 15, 2007
10.16	Amendment to Lease Agreement dated April 11, 2007	10-QSB	May 15, 2007
10.17	Amendment to Lease Agreement dated April 11, 2007	10-QSB	May 15, 2007
10.18	Amendment to Lease Agreement dated April 11, 2007	10-QSB	May 15, 2007

10.19	Amendment to Lease Agreement dated July 17, 2007	X
(31)	Section 302 Certifications
31.1	Chief Executive Officer and Chief Financial Officer	X
(32)	Section 906 Certifications
32.1	Chief Executive Officer and Chief Financial Officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007

CATHAY MERCHANT GROUP, INC.

By: /s/ Michael J. Smith
       Michael J. Smith
       Chief Executive Officer, President and
       Chief Financial Officer
       (Principal Executive Officer,
       Principal Accounting Officer and
       Principal Financial Officer)

CW1342607.6