Form 10QSB
period 2007-09-30
CATHAY MERCHANT GROUP, INC.
filed 2007-11-14
CIK 352281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Issuer's telephone number:
(852) 2840-1230

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

[ ] YES [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as at November 5, 2007 was 18,890,579.

Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT - FORM 10-QSB
NINE MONTHS ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Forward Looking Statements

     Certain statements contained in this quarterly report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered forward-looking statements that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe", "anticipate", "should", "intend", "plan", "expect", "estimate", "project", "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for our ability to identify new business opportunities, develop new business strategies and execute such business strategies. These statements are based upon assumptions and assessments made by our management in light of their experiences and their perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to identify and evaluate business opportunities that will achieve profitable operations while maintaining sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to us, if at all; our ability to successfully attract strategic partners and to market both new and existing products and services domestically and internationally; exposure to lawsuits and regulatory proceedings; governmental laws and regulations affecting domestic and foreign operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, our company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$3,797	$4,610
Restricted cash	75	73
Receivables	784	1,060
Due from affiliates	1,614	632
Inventories	12,146	15,212
Prepaid expenses and other	45	90
Total current assets	18,461	21,677
Non-current Assets:
Deferred credit facility costs	-	183
Property, plant and equipment	1,693	1,566
Purchase option agreements	17,460	16,204
Goodwill	3,243	3,243
Deferred tax benefits	570	811
Total non-current assets	22,966	22,007
Total assets	$41,427	$43,684

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$17,535	$13,694
Due to affiliates	997	9,248
Debt	12,320	-
Total current liabilities	30,852	22,942
Long-term Liabilities:
Debt	-	11,434
Other liabilities	8	26
Total long-term liabilities	8	11,460
Total liabilities	30,860	34,402
Stockholders' Equity:
Common stock	2,038	2,038
Additional paid-in capital	28,031	28,031
Accumulated deficit	(16,431)	(16,613)
Treasury stock, at cost	(5,313)	(5,313)
Accumulated other comprehensive income	2,242	1,139
Total stockholders' equity	10,567	9,282
Total liabilities and stockholders' equity	$41,427	$43,684

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
		(UNAUDITED)
Product sales, net	$84,629	$72,997
Cost of goods sold	79,954	69,482
	4,675	3,515

General and administrative expenses	4,262	3,837
Depreciation and amortization	25	29
	4,287	3,866

Operating income (loss)	388	(351)
Other income (expense):
Interest and financing charges, net	(474)	(455)
Gain on sale of marketable securities	51	-
Miscellaneous	483	147
	60	(308)
Income (loss) before income tax	448	(659)
Income tax - current	(1)	(6)
Income tax – deferred	(265)	-
Net income (loss)	$182	$(665)
Earning (loss) per common share, basic and diluted	$0.01	$(0.04)

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(UNAUDITED)
Product sales, net	$27,678	$27,407
Cost of goods sold	26,283	25,928
	1,395	1,479
General and administrative expenses	1,353	1,045
Depreciation and amortization	9	16
	1,362	1,061

Operating income	33	418
Other income (expense):
Interest and financing charges, net	(108)	(138)
Gain on sale of marketable securities	51	-
Miscellaneous	76	49
	19	(89)
Income before income tax	52	329
Income tax – current	2	4
Income tax – deferred	(59)	-
Net income (loss)	$(5)	$333
Earning (loss) per common share, basic and diluted	$0.00	$0.02

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(UNAUDITED)

Net income (loss)	$182	$(665)
Other comprehensive income,
foreign currency translation adjustment	1,103	974

Comprehensive income	$1,285	$309

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(UNAUDITED)

Net income (loss)	$(5)	$333
Other comprehensive income,
foreign currency translation adjustment	759	(103)

Comprehensive income	$754	$230

See accompanying notes.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss)	$182	$(665)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	435	274
Foreign exchange	662	599
Changes in operating assets and liabilities:
Restricted cash	4	-
Receivables	336	(538)
Due from affiliates	(898)	(1,241)
Inventories	4,013	(2,527)
Prepaid expenses and other current assets	49	(18)
Deferred tax	191	-
Accounts payable and accrued expenses	2,677	(2,020)
Due to affiliates	(8,404)	7,745
Net cash provided by operating activities	(753)	1,609

INVESTING ACTIVITIES:
Purchase of fixed assets	(308)	(421)
Net cash used in investing activities	(308)	(421)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	32
Investment subsidies and grants	162	56
Net cash provided by financing activities	162	88

Effects of foreign exchange on cash and cash equivalents	86	92
Changes in cash and cash equivalents	(813)	1,368
Cash and cash equivalents, beginning of period	4,610	3,843
Cash and cash equivalents, end of period	$3,797	$5,211

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$--	$--
Interest expenses paid	$421	$392

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

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)

Net income (loss)	$182	$(665)	$(5)	$333
Earnings (loss) per share, basic and diluted	$0.01	$(0.04)	$0.00	$0.02
Number of weighted average shares
outstanding, basic (in thousands)	18,891	18,872	18,891	18,891
Number of weighted average shares
outstanding, diluted (in thousands)	18,918	18,873	18,909	18,895

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. INVENTORIES

     Inventories consist of raw materials, work-in-process, and finished goods. Inventories are recorded at the lower of cost (specific identification and first-in first out methods) or market and consist of the following at September 30, 2007:

Raw materials	$4,536
Work in progress	5,420
Finished goods	2,190
$12,146

4. BUSINESS SEGMENT INFORMATION

     During the nine and three months ended September 30, 2007, the Company operated in one reportable business segment: manufacturing and trading of aluminium products, and all sales revenues were derived from Europe.

     The following tables disclose the Company’s sales by product types for the nine and three months ended September 30, 2007 and 2006:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006	2007	2006
By product types

Sheets	$3,623	$8,122	$1,392	$3,334
Strips	22,264	18,749	6,947	6,077
Blanks	14,786	10,885	5,202	4,397
Foils	32,637	32,241	10,678	11,651
Other	11,319	3,000	3,459	1,948
	$84,629	$72,997	$27,678	$27,407

As of September 30, 2007, there was no material change in total assets from December 31, 2006.

5. RELATED PARTIES TRANSACTIONS

During the nine months ended September 30, 2007, the Company had the following transactions with MFC Corporate Services AG, formerly MFC Merchant Bank S.A., (“MFC Bank”), MFC Commodities GmbH and its parent company Mass Financial Corp. (“Mass”).

a)	Interest income from MFC Bank on the deposit was $25.

b)	Sold $66,575 (representing 79% of total sales of products) and paid marketing cost of $1,899 to MFC Commodities GmbH.

c)	Accrued or paid interest of $375 to Mass.

CATHAY MERCHANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Company recognizes interest and penalties related to an underpayment of income taxes, if any, in interest expense. During the nine months ended September 30, 2007, the Company did not recognize any penalties and interest.

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

     We hold interests in certain land, buildings and capital property where the two aluminium mills are located pursuant to the terms of two lease agreements with Grundstuckfonds Sachsen-Anhalt GmbH, a company wholly-owned by the State of Saxony-Anhalt, Germany ("GSA").

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

     The majority of our products are sold to two subsidiaries of Mass Financial Corp., which provide services and sell the products. Mass Financial currently holds 5,256,844, or 27.8%, of our common shares as of November 5, 2007.

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

     The following discussion and analysis of the results of operations and financial condition of our company for the three months ended September 30, 2007 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission.

Results Of Operations – Nine Months Ended September 30, 2007

     Net product sales for the nine months ended September 30, 2007 were $84.6 million, compared to $73.0 million in the same period in 2006. Cost of goods for the nine months ended September 30, 2007 were $80.0 million, compared to $69.5 million in the same period in 2006.

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

     General and administrative expenses for the nine months ended September 30, 2007 were $4.3 million, compared to $3.8 million in the same period in 2006.

     In July 2007, the German tax authority announced a change of the Corporation tax rate, effective January 1, 2008, whereby the total tax rate will be reduced approximately from 39% to 29%. We reduced our deferred tax assets by $0.3 million partially because of this change.

     We reported a net income of $0.2 million, or $0.01 per common share, for the nine months ended September 30, 2007, compared to a net loss of $0.7 million, or $0.04 per common share, in the same period in 2006.

Results of Operations – Three Months Ended September 30, 2007

     Net product sales for the three months ended September 30, 2007 were $27.7 million, compared to $27.4 million in the same period in 2006. Cost of goods sold for the three months ended September 30, 2007 were $26.3 million, compared to $25.9 million in the same period in 2006.

     All of our revenues during the quarter ended September 30, 2007 were generated by our two aluminium rolling mills.

     General and administrative expenses were $1.4 million for the three months ended September 30, 2007, compared to $1.0 million in the same period ended September 30, 2006.

     We reported a net loss of $5,000, or $0.00 per common share, for the three months ended September 30, 2007, compared to a net income of $0.3 million, or $0.02 per common share, in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2007, we had a working capital deficiency of $12.4 million, compared to a working capital deficiency of $1.3 million at December 31, 2006.

     We anticipate that cash generated from our operations will not be able to cover all of our projected operating expenses and projected expenditures in the following twelve months. We may try to raise funds to meet our future cash requirements by extension of debt or equity financing or we may sell some of our investments. However, we can offer no assurance that we will be successful in raising cash in such methods.

Operating Activities

     Operating activities used cash of $0.8 million for the nine months ended September 30, 2007, and provided cash of $1.6 million in the same period ended 2006.

Investing Activities

     Investing activities used cash of $0.3 million for the nine months ended September 30, 2007, compared to $0.4 million in the same period ended 2006, as a result of the purchase of fixed assets.

Financing Activities

     Financing activities provided cash of $0.2 million for the nine months ended September 30, 2007, compared to $88,000 in the same period ended 2006.

Foreign currency

     All of our operations are conducted in Europe and our consolidated financial results are subject to foreign currency exchange rate fluctuations.

     We translate assets and liabilities of our foreign subsidiaries whose functional currencies are other than United States dollars into United States dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations, or currency translation adjustments, are recorded under the shareholders’ equity section on the balance sheet and do not affect the net earnings as reported in our consolidated statements of income. As our revenues are received in Euros, our financial position for any given period, when reported in United States dollars, can be significantly affected by the fluctuation of the exchange rates for Euros during that period.

     Based upon the average exchange rates for the nine months ended September 30, 2007, the United States dollar decreased by approximately 7.5% in value against the Euro, compared to the average exchange rates for the nine months ended September 30, 2006. As at September 30, 2007, the United States dollar decreased by approximately 7.2% in value against the Euro since December 31, 2006.

     For the nine months ended September 30, 2007, we reported approximately a net $1.1 million currency translation adjustment gain and, as a result, our cumulative currency translation adjustment gain at September 30, 2007 was $2.2 million, compared to a cumulative gain of $1.1 million at December 31, 2006.

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

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-

benefit relationship of possible controls and procedures.

     As of September 30, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     There have been no significant changes in our internal controls over financial reporting that occurred during our most recent quarter that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

     In the ordinary course of conducting our business, we may become subject to litigation and claims regarding various matters. There was no outstanding litigation as of September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits Required by Item 601 of Regulation SB

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

(3)(i)	Articles of Incorporation

3.1.1	Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		S-1	April 13, 1981

3.1.2	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-Q	January 31, 1987

3.1.3	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-K	July 28, 1990

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

3.1.4	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		10-KSB	July 31, 1997

3.1.5	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	June 5, 1998

3.1.6	Certificate of Designations of Series A Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	June 5, 1998

3.1.7	Certificate of Designations of Series B 5% Convertible Preferred Stock of Cathay Merchant Group, Inc., a Delaware Corporation		8-K	February 9, 1999

3.1.8	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	January 10, 2000

3.1.9	Certificate of Amendment to Certificate of Incorporation of Cathay Merchant Group, Inc., a Delaware corporation		8-K	October 7, 2004

3(ii)	By-laws

3.2.1	Amended Bylaws of Cathay Merchant Group, Inc., a Delaware corporation		8-K	May 17, 2000

(10)	Material contracts

10.1	Financial Advisory Agreement dated January 1, 2004, between Cathay Merchant Group, Inc. and MFC Merchant Bank S.A.		10-KSB	October 29, 2004

10.2	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

10.3	Promissory Note dated June 30, 2005, between Cathay Merchant Group Limited and Cathay Merchant Group, Inc.		8-K	June 30, 2005

Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Filing Date

10.4	Lease Agreement dated September 18, 2002, between GSA Grundstqcksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH		10-KSB	April 2, 2007

10.5	Lease Agreement dated September 26, 2002, between GSA Grundstqcksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH		10-KSB	April 2, 2007

10.6	Purchase Option Agreement dated September 26, 2002, between GSA Grundstqcksfonds Sachsen-Anhalt GmbH and MFC Aluminiumfolie Merseburg GmbH		10-KSB	April 2, 2007

10.7	Agreement dated October 26, 2004, between GSA Grundstqcksfonds Sachsen-Anhalt GmbH and MAW Mansfelder Aluminiumwerk GmbH		10-KSB	April 2, 2007

10.8	Service Agreement dated August 22, 2005, between our company and Stefan Feuerstein		10-KSB	April 2, 2007

10.9	Amendment to Service Agreement effective August 1, 2006, between our company and Stefan Feuerstein		10-KSB	April 2, 2007

10.10	Document of Notary dated March 19, 2007		10-QSB	May 15, 2007

10.11	Amendment to Lease Agreement dated April 11, 2007		10-QSB	May 15, 2007

10.12	Amendment to Lease Agreement dated April 11, 2007		10-QSB	May 15, 2007

10.13	Amendment to Lease Agreement dated April 11, 2007		10-QSB	May 15, 2007

(31)	Section 302 Certifications

31.1	Chief Executive Officer and Chief Financial Officer	X

(32)	Section 906 Certifications

32.1	Chief Executive Officer and Chief Financial Officer	X

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007	CATHAY MERCHANT GROUP, INC.

	By:	/s/ Michael J. Smith
Michael J. Smith
Chief Executive Officer, President and
Chief Financial Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)